Form 10-Q
period 2021-03-31
ETHAN ALLEN INTERIORS INC
filed 2021-04-30
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 19, 2021, was 25,196,789.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q THIRD QUARTER OF FISCAL 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,956	$72,276
Accounts receivable, net	11,573	8,092
Inventories, net	135,686	126,101
Prepaid expenses and other current assets	34,905	23,483
Total current assets	291,120	229,952

Property, plant and equipment, net	233,331	236,678
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	114,583	109,342
Deferred income taxes	1,745	137
Other assets	1,639	1,552
Total ASSETS	$687,546	$622,789

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$38,716	$25,595
Customer deposits and deferred revenue	115,250	64,031
Accrued compensation and benefits	25,821	18,278
Current operating lease liabilities	34,537	27,366
Other current liabilities	11,622	3,708
Total current liabilities	225,946	138,978
Long-term debt	-	50,000
Operating lease liabilities, long-term	97,467	102,111
Deferred income taxes	2,058	1,074
Other long-term liabilities	5,497	2,562
Total LIABILITIES	$330,968	$294,725

Commitments and contingencies (see Note 16)
Shareholders' equity:
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,190 and 49,053 shares issued; 25,187 and 25,053 shares outstanding at March 31, 2021 and June 30, 2020, respectively	492	491
Additional paid-in capital	381,038	378,300
Treasury stock, at cost: 24,003 and 24,000 shares at March 31, 2021 and June 30, 2020, respectively	(680,992)	(680,916)
Retained earnings	662,535	638,631
Accumulated other comprehensive loss	(6,471)	(8,441)
Total Ethan Allen Interiors Inc. shareholders' equity	356,602	328,065
Noncontrolling interests	(24)	(1)
Total shareholders' equity	356,578	328,064
Total LIABILITIES AND SHAREHOLDERS' EQUITY	$687,546	$622,789

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	$176,962	$149,774	$506,846	$498,269
Cost of sales	75,553	65,825	218,335	223,005
Gross profit	101,409	83,949	288,511	275,264

Selling, general and administrative expenses	81,829	83,841	233,649	258,346
Restructuring and other impairment charges, net of gains	593	862	1,639	(10,173)
Operating income	18,987	(754)	53,223	27,091
Other expenses
Interest and other financing costs	51	85	433	184
Other income (expense), net	57	298	(378)	479
Income before income taxes	18,993	(541)	52,412	27,386
Income tax expense	3,385	(318)	10,568	6,417
Net income	$15,608	$(223)	$41,844	$20,969

Per share data
Basic earnings per common share:
Net income per basic share	$0.62	$(0.01)	$1.66	$0.80
Basic weighted average common shares	25,303	25,703	25,240	26,332
Diluted earnings per common share:
Net income per diluted share	$0.61	$(0.01)	$1.65	$0.80
Diluted weighted average common shares	25,400	25,703	25,305	26,362

Comprehensive income
Net income	$15,608	$(223)	$41,844	$20,969
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(576)	(3,841)	1,970	(3,567)
Other	(9)	(15)	(23)	(41)
Other comprehensive income, net of tax	(585)	(3,856)	1,947	(3,608)
Comprehensive income	$15,023	$(4,079)	$43,791	$17,361

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$41,844	$20,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,359	12,845
Share-based compensation expense	999	200
Non-cash operating lease cost	22,571	24,369
Deferred income taxes	(624)	1,077
Restructuring and other impairment charges, net of gains	2,028	(5,647)
Restructuring payments	(1,180)	(5,574)
Loss on disposal of property, plant and equipment	15	191
Other	(88)	(13)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,481)	3,630
Inventories, net	(9,974)	21,567
Prepaid expenses and other current assets	(10,872)	(1,980)
Customer deposits and deferred revenue	51,219	(4,914)
Accounts payable and accrued expenses	12,387	(3,428)
Accrued compensation and benefits	7,535	429
Operating lease liabilities	(25,923)	(24,411)
Other assets and liabilities	3,305	(626)
Net cash provided by operating activities	102,120	38,684

Cash Flows from Investing Activities
Proceeds from disposal of property, plant and equipment	4,913	12,423
Capital expenditures	(10,342)	(12,457)
Acquisitions, net of cash acquired	-	(1,350)
Other investing activities	-	20
Net cash (used in) provided by investing activities	(5,429)	(1,364)

Cash Flows from Financing Activities
Borrowings on revolving credit facility	-	100,000
Payments on borrowings	(50,000)	-
Payment of cash dividends	(11,612)	(16,181)
Proceeds from employee stock plans	1,740	53
Repurchases of common stock	(76)	(24,319)
Other financing activities	(455)	(422)
Net cash used in financing activities	(60,403)	59,131

Effect of exchange rate changes on cash and cash equivalents	392	(407)

Net increase in cash and cash equivalents	36,680	96,044
Cash and cash equivalents at beginning of period	72,276	20,824
Cash and cash equivalents at end of period	$108,956	$116,868

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2020	49,053	$491	$378,300	24,000	$(680,916)	$(8,441)	$638,631	$(1)	$328,064
Net income	-	-	-	-	-	-	9,353	-	9,353
Share-based compensation expense	-	-	254	-	-	-	-	-	254
Cash dividends declared	-	-	-	-	-	-	(5,287)	-	(5,287)
Other comprehensive income (loss)	-	-	-	-	-	556	-	(9)	547
Balance at September 30, 2020	49,053	$491	$378,554	24,000	$(680,916)	$(7,885)	$642,697	$(10)	$332,931
Net income	-	-	-	-	-	-	16,883	-	16,883
Common stock issued on share-based awards	120	1	1,632	-	-	-	-	-	1,633
Share-based compensation expense	-	-	457	-	-	-	-	-	457
Cash dividends declared	-	-	-	-	-	-	(6,325)	-	(6,325)
Other comprehensive income (loss)	-	-	-	-	-	1,990	-	(5)	1,985
Balance at December 31, 2020	49,173	$492	$380,643	24,000	$(680,916)	$(5,895)	$653,255	$(15)	$347,564
Net income	-	-	-	-	-	-	15,608	-	15,608
Common stock issued on share-based awards	-	-	107	-	-	-	-	-	107
Share-based compensation expense	-	-	288	-	-	-	-	-	288
Cash dividends declared	-	-	-	-	-	-	(6,328)	-	(6,328)
Restricted stock vesting	-	-	-	3	(76)	-	-	-	(76)
Repurchase of common stock	-	-	-			-	-	-	-
Other comprehensive income (loss)	-	-	-	-	-	(576)	-	(9)	(585)
Balance at March 31, 2021	49,173	$492	$381,038	24,003	$(680,992)	$(6,471)	$662,535	$(24)	$356,578

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2019	49,049	$491	$377,913	22,462	$(656,597)	$(5,651)	$647,710	$63	$363,929
Net income	-	-	-	-	-	-	14,106	-	14,106
Common stock issued on share-based awards	1	-	18	-	-	-	-	-	18
Share-based compensation expense	-	-	151	-	-	-	-	-	151
Impact of ASU 2016-02 adoption, net of tax	-	-	-	-	-	-	(1,585)	-	(1,585)
Cash dividends declared	-	-	-	-	-	-	(5,610)	-	(5,610)
Other comprehensive income (loss)	-	-	-	-	-	(499)	-	(7)	(506)
Balance at September 30, 2019	49,050	$491	$378,082	22,462	$(656,597)	$(6,150)	$654,621	$56	$370,503
Net income	-	-	-	-	-	-	7,086	-	7,086
Common stock issued on share-based awards	4	-	35	-	-	-	-	-	35
Share-based compensation expense	-	-	(28)	-	-	-	-	-	(28)
Cash dividends declared	-	-	-	-	-	-	(5,496)	-	(5,496)
Repurchase of common stock	-	-	-	546	(10,029)	-	-	-	(10,029)
Other comprehensive income (loss)	-	-	-	-	-	773	-	(19)	754
Balance at December 31, 2019	49,054	$491	$378,089	23,008	$(666,626)	$(5,377)	$656,211	$37	$362,825
Net loss	-	-	-	-	-	-	(223)	-	(223)
Share-based compensation expense	-	-	77	-	-	-	-	-	77
Cash dividends declared	-	-	-	-	-	-	(5,287)	-	(5,287)
Repurchase of common stock	-	-	-	993	(14,290)	-	-	-	(14,290)
Other comprehensive income (loss)	-	-	-	-	-	(3,841)	-	(15)	(3,856)
Balance at March 31, 2020	49,054	$491	$378,166	24,001	$(680,916)	$(9,218)	$650,701	$22	$339,246

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Organization and Nature of Business

Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. Today we are a global luxury international home fashion brand that is vertically integrated from design through delivery, which affords our customers a value proposition of style, quality and price. We provide complimentary interior design service to our customers and sell a full range of furniture products and decorative accents through a retail network of approximately 300 design centers in the United States and abroad as well as online at ethanallen.com. The design centers represent a mix of independent licensees and Company-owned and operated locations. As of March 31, 2021, our Company operates 144 retail design centers, with 139 located in the United States and the remaining five in Canada. The majority of the independently operated design centers are in Asia, with the remaining independently operated design centers located throughout the United States, the Middle East and Europe. We also own and operate nine manufacturing facilities including six manufacturing plants in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras.

COVID-19 Update

The COVID-19 crisis has challenged our operations, but our associates continue to persevere through these challenges. Our primary focus has been to operate in a safe manner, for our associates and clients. We have implemented various mitigating and safety protocols recommended by the United States Center for Disease Control (“CDC”) guidelines for operating businesses safely.

In our action plan in response to COVID-19 that we announced on April 1, 2020, we took immediate action and made a number of adjustments to our business operations, including temporary design center and manufacturing plant closings, a reduction in headcount and curtailing certain operating expenses. Our approach to the crisis continues to evolve as business trends substantially improved during the nine months of fiscal 2021 as consumers have continued to allocate more discretionary spending to home furnishings. Given the positive trends in cash flows, we repaid the remaining $50.0 million in outstanding debt, previously borrowed under our credit facility in March 2020. We also resumed production in our North American manufacturing plants to work through existing order backlog and have ramped up to near pre-COVID-19 production levels. The temporary salary reductions were lifted, effective June 30, 2020, as planned and we have brought back many of our associates previously furloughed in April 2020. Further, on August 4, 2020, our Board of Directors reinstated the regular quarterly cash dividend.

We have seen a significant improvement in business conditions, which has increased our profitability and generated strong positive cash flow during fiscal 2021. Substantially all our design centers that were temporarily closed have reopened and written orders taken at both the retail and wholesale segments exceeded levels from a year ago. Tempering these improvements are the continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-19-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Inventory and supply chain management remain our areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory shortage and obsolescence. We continue to produce about 75% of our products in our North American manufacturing facilities. The other 25% is sourced primarily from Southeast Asia and China. The receipt of inventory and raw materials imported from these areas has been slowed or disrupted. In addition, ocean freight capacity issues continue to persist worldwide due to the ongoing global COVID-19 pandemic, which has resulted in recent price increases per shipping container. While we continue to manage and evaluate our logistics providers, there is no indication that ocean freight container rates will return to pre-COVID-19 levels in the near-term and these increases could have an adverse effect on our consolidated results of operations.

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

Principles of Consolidation

We conduct business globally and have strategically aligned our business into two reportable segments: wholesale and retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our fiscal 2020 Annual Report on Form 10-K (the “2020 Annual Report on Form 10-K”).

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

Reference Rate Reform on Financial Reporting – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an update that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This accounting standards update is intended to ease the process of migrating away from LIBOR to new reference rates. ASU 2020-04 was adopted in the first quarter of fiscal 2021 but did not have a material impact on our accounting policies or our consolidated financial statements.

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

No other new accounting pronouncements issued or effective as of March 31, 2021 have had or are expected to have a material impact on our consolidated financial statements.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At March 31, 2021 and June 30, 2020, these amounts were immaterial.

We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At March 31, 2021, we had prepaid commissions of $19.7 million, which we expect to recognize to selling expense in the next three months.

In many cases we receive deposits from customers before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheets. At June 30, 2020 we had customer deposits of $62.6 million, of which we recognized $1.2 million and $59.0 million, respectively, as net sales upon delivery to the customer during the three and nine months ended March 31, 2021. Customer deposits totaled $115.3 million at March 31, 2021.

The following table disaggregates our net sales by product category by segment for the three months ended March 31, 2021 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$57,448	$71,297	$128,745
Case goods(2)	33,054	38,225	71,279
Accents(3)	19,022	28,884	47,906
Other(4)	(1,704)	2,990	1,286
Total before intercompany eliminations	$107,820	$141,396	249,216
Intercompany eliminations(5)			(72,254)
Consolidated net sales			$176,962

The following table disaggregates our net sales by product category by segment for the nine months ended March 31, 2021 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$163,756	$203,069	$366,825
Case goods(2)	92,777	109,886	202,663
Accents(3)	55,021	82,638	137,659
Other(4)	(4,850)	8,702	3,852
Total before intercompany eliminations	$306,704	$404,295	710,999
Intercompany eliminations(5)			(204,153)
Consolidated net sales			$506,846

The following table disaggregates our net sales by product category by segment for the three months ended March 31, 2020 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$47,214	$54,791	$102,005
Case goods(2)	30,096	31,822	61,918
Accents(3)	16,942	25,849	42,791
Other(4)	(1,113)	3,236	2,123
Total before intercompany eliminations	$93,139	$115,698	208,837
Intercompany eliminations(5)			(59,063)
Consolidated net sales			$149,774

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table disaggregates our net sales by product category by segment for the nine months ended March 31, 2020 (in thousands):

	Wholesale	Retail	Total
Upholstery(1)	$141,563	$181,723	$323,286
Case goods(2)	95,922	110,465	206,387
Accents(3)	51,109	86,078	137,187
Other(4)	(2,237)	13,799	11,562
Total before intercompany eliminations	$286,357	$392,065	678,422
Intercompany eliminations(5)			(180,153)
Consolidated net sales			$498,269

(1)	Upholstery furniture includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(2)	Case goods furniture includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

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

We have categorized our cash equivalents as Level 1 assets within the fair value hierarchy as there are quoted prices in active markets for identical assets or liabilities. As of March 31, 2021, we did not have any outstanding debt. The fair value of our long-term debt at June 30, 2020 was $50.0 million, which approximated its carrying amount given the application of a floating interest rate equal to the monthly LIBOR rate plus a spread using a debt leverage pricing grid. As the interest rate on our long-term debt is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, our long-term debt was categorized as a Level 2 liability in the fair value hierarchy as of June 30, 2020. There were no Level 3 assets or liabilities held by the Company as of March 31, 2021 and June 30, 2020.

With the exception of the $0.6 million retail asset impairment charge, we did not record any additional other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis during fiscal 2021.

(6)	Inventories

Inventories are summarized as follows (in thousands):

	March 31,	June 30,
	2021	2020
Finished goods	$102,177	$97,718
Work in process	10,684	9,589
Raw materials	25,631	21,343
Inventory reserves	(2,806)	(2,549)
Inventories, net	$135,686	$126,101

(7)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. As of March 31, 2021, the goodwill balance was $25.4 million, while other indefinite-lived intangible assets totaled $19.7 million, consistent with the balances as of June 30, 2020.

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

The Company's lease terms and discount rates are as follows:

	March 31,
	2021	2020
Weighted-average remaining lease term (in years)
Operating leases	6.3	6.7
Financing leases	2.9	1.7
Weighted-average discount rate
Operating leases	4.2%	3.8%
Financing leases	2.3%	4.4%

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

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended March 31,
	Statement of Comprehensive Income Location	2021	2020
Operating lease cost(1)	Selling, general and administrative (“SG&A”)	$7,618	$8,178
Financing lease cost
Depreciation of property	SG&A	247	152
Interest on lease liabilities	Interest and other financing costs	9	8
Short-term lease cost(2)	SG&A	180	280
Variable lease cost(3)	SG&A	2,362	2,333
Less: Sublease income	SG&A	(411)	(486)
Total lease expense		$10,005	$10,465

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Nine months ended March 31,
	Statement of Comprehensive Income Location	2021	2020
Operating lease cost(1)	SG&A	$22,571	$24,369
Financing lease cost
Depreciation of property	SG&A	542	445
Interest on lease liabilities	Interest and other financing costs	16	25
Short-term lease cost(2)	SG&A	667	1,022
Variable lease cost(3)	SG&A	6,975	7,169
Less: Sublease income	SG&A	(1,303)	(1,588)
Total lease expense		$29,468	$31,442

(1)	Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with initial terms of one year or less are not capitalized and instead expensed on a straight-line basis over the lease term.

(3)

Variable lease payments are generally expensed as incurred, where applicable, and include certain index-based changes in rent, certain non-lease components, such as maintenance, real estate taxes, insurance and other services provided by the lessor, and other charges included in the lease.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of March 31, 2021 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2021 (remaining three months)	$8,244	$138
2022	31,942	529
2023	25,873	490
2024	21,351	320
2025	17,807	8
Thereafter	46,459	-
Total undiscounted future minimum lease payments(1)(2)	151,676	1,485
Less: imputed interest(3)	(19,672)	(44)
Total present value of lease obligations	$132,004	$1,441

(1)

Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.

(2)	Excludes future commitments under short-term lease agreements of $1.1 million as of March 31, 2021 as leases with an initial term of twelve months or less are not recorded on the balance sheet.

(3)	Calculated using the incremental borrowing rate for each lease at lease commencement.

As of  March 31, 2021, we did not have any financing or operating leases that had not commenced.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other supplemental information for our leases is as follows (in thousands):

	Nine months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25,923	$24,411
Operating cash flows from financing leases	$455	$422
Operating lease assets obtained in exchange for operating lease liabilities	$23,672	$16,333

(9)	Income Taxes

We recorded income tax expense of $3.4 million and $10.6 million, respectively, for the three and nine months ended March 31, 2021 compared with a benefit of $0.3 million and expense of $6.4 million in the prior year comparable periods. Our consolidated effective tax rate was 17.8% and 20.2% for the three and nine months ended March 31, 2021 compared with 58.8% and 23.4% in the prior year comparable periods. Our effective tax rate varies from the 21% federal statutory rate due to state taxes and other nonrecurring events that may not be predictable. The decrease in the effective tax rate during the first nine months of fiscal 2021 compared with a year ago was due to a reduction in our valuation allowance on certain deferred tax assets.

As of March 31, 2021, we had $2.2 million of unrecognized tax benefits of which $0.3 million are expected to decrease in the next 12 months. If recognized, $2.0 million of unrecognized tax benefits would reduce our income tax expense and the effective tax rate.

(10)	Debt

Total debt obligations consist of the following (in thousands):

	March 31,	June 30,
	2021	2020

Borrowings under revolving credit facility	$-	$50,000
Less current maturities	-	-
Total long-term debt	$-	$50,000

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

The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Facility, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties, including inventory, receivables, and certain types of intellectual property.

Borrowings under the Facility

We borrowed $100.0 million under the Facility in March 2020 and repaid $50.0 million in June 2020 and the remaining $50.0 million in September 2020 using available cash on hand. The borrowings had a weighted average interest rate equal to the one-month LIBOR rate plus a spread using a debt leverage pricing grid. For the nine months ended March 31, 2021, we recorded interest expense of $0.4 million on our outstanding debt. Interest expense was $0.2 million for the nine months ended March 31, 2020.

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

The Facility does not have any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the Facility falls below $18.5 million. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis.

At March 31, 2021, and June 30, 2020, there was $5.0 million and $5.8 million, respectively, of standby letters of credit outstanding under the Facility. Total borrowing base availability under the Facility was $78.3 million at March 31, 2021, and $58.9 million at June 30, 2020. At both March 31, 2021, and June 30, 2020, we were in compliance with all the covenants under the Facility.

(11)	Restructuring and Other Impairment Activities

Restructuring and other impairment charges, net of gains, were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020
Loss (gain) on sale of property, plant and equipment(1)	$(1,443)	$-	$(1,170)	$(11,497)
Employee severance costs	455	-	605	-
Lease exit costs(2)	1,406		1,406
Impairment of long-lived assets		389	623	389
Optimization of manufacturing and logistics		368		829
Other charges	175	105	175	106
Total Restructuring and other impairment charges, net of gains	$593	$862	$1,639	$(10,173)
Manufacturing overhead costs(3)	-	(5)	-	1,318
Inventory reserves and write-downs(3)(4)	-	-	389	3,208
Total	$593	$857	$2,028	$(5,647)

(1)

We completed the sale of two previously closed retail properties to independent third parties in December 2020 and March 2021. As a result of these sales, the Company recognized a pre-tax gain of $1.2 million in the first nine months of fiscal 2021, which was recorded within the line item Restructuring and other impairment charges, net of gains in the consolidated statements of comprehensive income.

(2)

We recorded non-cash charges related to lease exit costs in the retail segment as a result of the early termination of a lease. These charges were recorded in the consolidated statement of comprehensive income within the line item Restructuring and other impairment charges, net of gains.

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

Basic and diluted EPS are calculated using the following weighted average share data (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
Weighted average shares outstanding for basic calculation	25,303	25,703	25,240	26,332
Dilutive effect of stock options and other share-based awards	97	-	65	30
Weighted average shares outstanding adjusted for dilution calculation	25,400	25,703	25,305	26,362

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of March 31, 2021, and 2020, total share-based awards of 161,902 and 290,104, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of March 31, 2021, and 2020, the number of performance units excluded from the calculation of diluted EPS was 316,445 and 287,287, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of current period, conditions would be satisfied as if it were the end of the contingency period.

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

The following table sets forth the activity in accumulated other comprehensive loss (in thousands).

	2021	2020
Beginning balance at July 1	$(8,441)	$(5,651)
Other comprehensive income (loss), net of tax	1,947	(3,608)
Less AOCI attributable to noncontrolling interests	23	41
Ending balance at March 31	$(6,471)	$(9,218)

(14)	Share-Based Compensation

During the nine months ended March 31, 2021, and 2020, we recognized total share-based compensation expense of $1.0 million and $0.2 million, respectively. These amounts have been included in the consolidated statements of comprehensive income within selling, general and administrative expenses. There was no share-based compensation capitalized for the nine months ended March 31, 2021, and 2020, respectively.

At March 31, 2021, there were 1,317,846 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock, and stock units.

Stock Option Activity

There were no stock option awards granted to employees during the first nine months of fiscal 2021. In the prior year period, we granted 15,000 stock options with a weighted average exercise price of $18.44 to existing employees of the Company. These stock option awards vest 25% annually on the anniversary date of the grant and are fully vested after four years, expiring ten years from the date of grant.

The Plan also provides for the grant of share-based awards, including stock options, to non-employee directors of the Company. During fiscal 2021, we granted 37,008 stock options at an exercise price of $12.97 to our existing non-employee Directors. In the prior year period, we granted 34,188 stock options at an exercise price of $17.55. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on our Board. All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board.

As of March 31, 2021, $0.2 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 2.0 years.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restricted Stock Unit Activity

During the first nine months of fiscal 2021, we granted 38,000 non-performance based restricted stock units ("RSUs"), with a weighted average grant date fair value of $9.58. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in two equal annual installments on the first and second anniversary date of the date of grant. We granted 57,000 RSUs granted during the first nine months of fiscal 2020, with a weighted average grant date fair value of $9.15. As of March 31, 2021, $0.6 million of total unrecognized compensation expense related to non-vested restricted stock units is expected to be recognized over a weighted average remaining period of 2.3 years.

Performance Stock Unit Activity

Under the Plan, the Compensation Committee of the Board of Directors was authorized to award common shares to certain employees based on the achievement of certain financial goals over a given performance period. Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other peer companies (20%). The performance award opportunity ranges from 50% of the employee's target award if minimum performance requirements are met to a maximum of 125% of the target award based on the achievement of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years. The number of awards that will vest, as well as unearned and canceled awards, depends on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with us through the end of the three-year performance periods. We account for performance stock unit awards as equity-based awards because upon vesting, they will be settled in common shares. We expense as compensation cost the fair value of the shares as of the grant date and amortize expense ratably over the total performance and time vest period, considering the probability that we will satisfy the performance goals.

During the first nine months of fiscal 2021 we granted 117,338 PSUs. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model. The weighted average assumptions used for the PSUs granted during fiscal 2021 and 2020, respectively, is presented below.

	FY 2021	FY 2020
Volatility	56.0%	30.5%
Risk-free rate of return	0.14%	1.72%
Dividend yield	3.26%	3.97%

Our unrecognized compensation expense as of March 31, 2021, related to PSUs, was $1.0 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 1.9 years.

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

As of March 31, 2021, the Company operated 144 design centers (our retail segment) and our independent retailers operated 160 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. Our retail segment net sales accounted for 79.8% of our consolidated net sales for the nine months ended March 31, 2021, compared to 78.7% a year ago. Our wholesale segment net sales accounted for the remaining 20.2% during fiscal 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Segment information is provided below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales
Wholesale segment	$107,820	$93,139	$306,704	$286,357
Retail segment	141,396	115,698	404,295	392,065
Elimination of intercompany sales	(72,254)	(59,063)	(204,153)	(180,153)
Consolidated total	$176,962	$149,774	$506,846	$498,269

Income before income taxes
Wholesale segment	$14,508	$8,936	$40,366	$31,594
Retail segment	4,962	(8,772)	16,854	(7,343)
Elimination of intercompany profit (a)	(483)	(918)	(3,997)	2,840
Operating income	18,987	(754)	53,223	27,091
Other income (expense), including interest, net	6	213	(811)	295
Consolidated total	$18,993	$(541)	$52,412	$27,386

Depreciation and amortization
Wholesale segment	$1,744	$1,748	$5,091	$5,388
Retail segment	2,470	2,667	7,268	7,457
Consolidated total	$4,214	$4,415	$12,359	$12,845

Capital expenditures
Wholesale segment	$1,491	$3,027	$4,615	$5,338
Retail segment	2,973	1,443	5,727	7,119
Consolidated total	$4,464	$4,470	$10,342	$12,457

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

(in thousands)	March 31,	June 30,
Total Assets	2021	2020
Wholesale segment	$297,946	$255,011
Retail segment	416,971	390,635
Inventory profit elimination (a)	(27,371)	(22,857)
Consolidated total	$687,546	$622,789

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(16)	Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (specifically when the goods or services are received). As of June 30, 2020, we had total contractual obligations of $233.4 million, of which $149.7 million related to our operating lease commitments, $50.0 million of long-term debt and $32.9 million of purchase obligations. Except for the $50.0 million repayment of our long-term debt in September 2020 and lease payments totaling $25.9 million made to our landlords partially offset by $23.7 million in operating lease assets obtained in exchange for operating lease liabilities and $6.3 million in dividends payable as of March 31, 2021, there were no other material changes in our contractual obligations during the first nine months of fiscal 2021.

We are routinely party to various legal proceedings, claims, lawsuits, and regulatory examinations that have arisen in the ordinary course of our business, including employment matters, commercial and intellectual property disputes, and environmental items. The outcome of litigation and other legal matters is always uncertain. We believe that the Company has valid defenses to the legal matters currently pending against it, is defending itself vigorously and has recorded accruals determined in accordance with GAAP, where appropriate. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. The liability we may incur with respect to such litigation matters, in case of a negative outcome, may be more than amounts currently accrued, if any; however, we do not expect that the reasonably possible outcome of these litigation matters would, individually or taken together, have a material adverse effect on our financial condition, results of operations or cash flows. Where we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for any potential litigation loss. Although it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to us, management believes that, based on information available at March 31, 2021, the likelihood is remote that any current pending claims or proceedings, individually or taken together, will have a material adverse effect on our financial position, results of operations or cash flows.

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

Executive Overview

Who We Are. Founded in 1932, we are a leading interior design company and manufacturer and retailer of quality home furnishings. We are vertically integrated from design through delivery, affording our clientele a value proposition of style, quality, and value. We offer complementary interior design service to our clients and sell a full range of furniture products and decorative accents through ethanallen.com and a network of approximately 300 design centers in the United States and abroad. The design centers represent a mix of independent licensees and our own Company-operated retail segment. We own and operate nine manufacturing facilities, including three manufacturing plants, one sawmill, one rough mill and a lumberyard in the United States and two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are made in our North American plants.

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

Marketing. Ethan Allen’s marketing mission statement, “We Make the American HomeTM,” drives home our core brand values. By adopting a fresh, ever-evolving creative approach, we extend the reach of our brand, enhancing its desirability and visibility while driving both new and repeat client traffic to our approximately 300 design centers network-wide and to our primary website, ethanallen.com. We consider the breadth and depth of our product offerings, enhanced by the countless custom options we offer, to be a key competitive advantage. As our e-commerce sales continue increasing at double-digit rates, we have implemented conversion rate optimization updates on both ethanallen.com and ethanallen.ca. We consider our website to be the front door to our brand experience where customers can research our offerings and buy online or engage with an in-store design consultant. Improved on-site search capabilities, expanded Live Chat services, online appointment booking capability, and product listing and display page enhancements have elevated the online user experience. We also invest in targeted search engine optimization and paid search marketing, for both national and local markets, driving both referral traffic to our website and physical traffic to our design centers. Customer acquisition resulting from our digital outreach strategies increased our traffic to the website and e-commerce orders increased 100% for the third quarter of 2021 compared to the prior year period. By investing in digital design technologies, we have expanded our virtual design appointment capabilities. EA inHome®, an augmented reality mobile app, empowers clients to preview Ethan Allen products in their homes, at scale, in a variety of fabrics and finishes. With the 3D Room Planner, our designers generate both 2D floor plans and immersive, realistic 3D walk-throughs of the designs they create. These technologies have been pivotal to our ability to serve clients remotely during the ongoing COVID-19 pandemic as remote shopping has gained popularity due to increased restrictions on in-person capacities and social distancing requirements. Clients can shop with confidence, knowing that they are investing in beautiful, cohesive room designs and pieces that suit their space.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Impact of COVID-19 on our Business. The COVID-19 pandemic has resulted in significant economic disruption and adversely impacted our business. For a select period during our third and fourth quarters of fiscal 2020, we temporarily closed our design centers and manufacturing facilities due to the COVID-19 pandemic. As a result, on April 1, 2020 we announced our action plan in response to COVID-19 whereby we took several actions to conserve cash in the near term, including the furlough of 70% of our global workforce, the decision by our CEO to temporarily forego his salary through June 30, 2020, a temporary reduction in salaries of up to 40% for all senior management and up to 20% for other salaried employees through June 30, 2020, a temporary reduction of 50% in the cash compensation of the Company’s directors through June 30, 2020, the elimination of all non-essential operating expenses, a delay of capital expenditures, the temporary suspension of the regular quarterly dividend which was reinstated in August 2020, and temporarily halted our share repurchase program. We also borrowed $100 million under our revolving credit facility in March 2020, which was repaid in full by September 2020, negotiated alternative terms for lease payments and reduced merchandise purchases to lower inventory carrying levels. As of the end of the second quarter of fiscal 2021, our manufacturing facilities and design centers had all re-opened and the majority of our furloughed employees had returned to work.

We have seen a significant improvement in business conditions, which has increased our profitability and generated strong positive cash flow during fiscal 2021. Substantially all our design centers that were temporarily closed have reopened and written orders taken at both the retail and wholesale segments exceeded levels from a year ago. Tempering these improvements are the continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-19-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Inventory and supply chain management remain our areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory shortage and obsolescence. We continue to produce about 75% of our products in our North American manufacturing facilities. The other 25% is sourced primarily from Southeast Asia and China. The receipt of inventory and raw materials imported from these areas has been slowed or disrupted. In addition, ocean freight capacity issues continue to persist worldwide due to the ongoing global COVID-19 pandemic, which has resulted in recent price increases per shipping container. While we continue to manage and evaluate our logistics providers, there is no indication that ocean freight container rates will return to pre-COVID-19 levels in the near-term and these increases could have an adverse effect on our consolidated results of operations.

We believe that we have a strong balance sheet with $109.0 million of cash and no bank debt as of March 31, 2021, providing sufficient liquidity to continue business operations during this volatile period. As the COVID-19 pandemic is complex and rapidly evolving, our plans as described in this report may change. Although we continue to actively manage the impact of the ongoing COVID-19 crisis, we are unable to predict the impact COVID-19 will have on our financial operations in the near and long term. We also continue to actively manage our global supply chain and manufacturing operations, which may be adversely impacted with respect to availability and pricing based on uncontrollable factors. The timing of any future actions in response to COVID-19 is dependent on the mitigation of the spread of the virus, status of government orders, directives and guidelines, recovery of the business environment, economic conditions, and consumer demand for our products. Additionally, we continue to follow enhanced health and safety protocols across all locations to ensure our employees and our customers are well-protected.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Financial Results

Fiscal 2021 Third Quarter in Review(1). Despite many challenges due to the ongoing COVID-19 pandemic, we had strong performance during the quarter. The increased consumer focus on the home has continued to create a strong demand for our product offerings and interior design services. With our retail segment written orders, including our e-commerce business, up 51.8%, it led to a record high order backlog at quarter-end. We ended the quarter with a strong balance sheet, including cash on hand of $109.0 million while growing our consolidated gross and operating margins through disciplined cost and expense controls. Net sales increased 18.2% during the third quarter of fiscal 2021 as we began to see increased production in our manufacturing and improvements in our supply chain. Our wholesale segment increased net sales by 15.8% and our retail segment increased 22.2% compared to the prior year quarter. We continued to see written orders accelerate. Our retail segment written orders grew 51.8% in the third quarter as we continue to see increased demand for products in the home category and increased online traffic. Wholesale segment orders, which increased 39.0% during the quarter, while benefitting from the strong retail growth, were negatively affected by the timing of GSA and other government orders due to COVID-19 pandemic related disruptions that are delaying issuance of new orders from the government. Excluding GSA and other government orders, wholesale segment orders booked were up 48.3% for the third quarter. Wholesale orders from our U.S. independent retailers increased 57.6% and orders from our international independent retailers increased 60.9%. While the pace of our written business since reopening has lengthened the time between customer orders and delivery, our distribution, manufacturing, and logistics teams are working hard to reduce these lead times. Our consolidated gross margin increased 120 basis points primarily due to expansion within the wholesale gross margin and a higher share of retail sales as a percentage of consolidated net sales, partially offset by COVID-19 related production disruptions in our manufacturing and logistics. Operating income increased from -0.5% of sales last year to 10.7% of sales in the current year third quarter. Adjusted operating income, which excludes pre-tax charges from restructuring initiatives, asset impairments and other corporate actions in both periods presented, increased to 11.1% of sales, up from 0.2% of sales last year, primarily due to strong gross margins and cost containment resulting in a 2.7% reduction in operating expenses. Diluted EPS expanded to $0.61 compared with negative $0.01 a year ago. Adjusted diluted EPS was $0.58, compared with $0.02 in the prior year third quarter. During the third quarter we generated $36.2 million of cash from operating activities and had no outstanding borrowings. In addition, on January 25, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.25 per share, payable on April 22, 2021.

We believe we have an opportunity to continue our growth in sales and profitability due to our strong retail network, the personal service of our interior design professionals, our unique vertical integration whereby about 75% of our products are made in our North American manufacturing workshops, and a strong national logistics with our retail home delivery centers delivering product with white glove service to our client’s home. We expect consumer interest in home and home furnishings to continue and we will remain focused on employee safety, investing in digital design and interactive communication technologies, growing our business, generating strong cash flow, refining and repositioning our product offerings to reach a larger client base, and leveraging our vertical integration.

(1)	Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of GAAP to adjusted key financial metrics.

CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer-paid part of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. We elected to defer the employer-paid part of social security taxes beginning with pay dates on and after March 12, 2020. At March 31, 2021, we deferred a total of $3.9 million in employer-paid social security taxes, of which 50% was recorded on our consolidated balance sheet within Accounts payable and accrued expenses with the remaining balance in Other long-term liabilities because we are not required to pay any part of the deferred amount until December 31, 2021, at which time 50% is due, with the remaining amount due December 31, 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Metrics

A summary of our key financial metrics is presented in the following table (in millions, except per share amounts).

	Three months ended March 31,						Nine months ended March 31,
	2021	% of Sales	% Chg	2020	% of Sales	% Chg	2021	% of Sales	% of Chg	2020	% of Sales	% of Chg
Net sales	$177.0	100.0%	18.2%	$149.8	100.0%	(15.8%)	$506.8	100.0%	1.7%	$498.3	100.0%	(11.5%)
Gross profit	$101.4	57.3%	20.8%	$83.9	56.1%	(14.7%)	$288.5	56.9%	4.8%	$275.3	55.2%	(10.8%)
Adjusted gross profit(1)	$101.4	57.3%	20.8%	$83.9	56.0%	(14.7%)	$288.9	57.0%	3.3%	$279.8	56.2%	(9.4%)
Operating income	$19.0	10.7%	2,618.2%	$(0.8)	-0.5%	(107.1%)	$53.2	10.5%	96.5%	$27.1	5.4%	(29.8%)
Adjusted operating income(1)	$19.6	11.1%	5,446.7%	$0.4	0.2%	(96.8%)	$55.3	10.9%	150.5%	$22.1	4.4%	(43.7%)
Net income	$15.6	8.8%	7,099.1%	$(0.2)	-0.1%	(102.8%)	$41.8	8.3%	99.6%	$21.0	4.2%	(27.7%)
Adjusted net income(1)	$14.7	8.3%	2,294.8%	$0.6	0.4%	(92.5%)	$41.1	8.1%	139.6%	$17.2	3.4%	(41.7%)
Diluted EPS	$0.61		6,200.0%	$(0.01)		(103.3%)	$1.65		106.3%	$0.80		(25.9%)
Adjusted diluted EPS(1)	$0.58		2,800.0%	$0.02		(93.5%)	$1.63		150.8%	$0.65		(40.9%)
Cash flow from operating activities	$36.2		136.7%	$15.3		19.2%	$102.1		164.0%	$38.7		(12.7%)
Wholesale written orders			39.0%			(21.9%)			19.6%			(14.4%)

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of GAAP to adjusted key financial metrics.

The following table shows our design center information.

	Fiscal 2021			Fiscal 2020
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Design Center activity:
Balance at July 1	160	144	304	158	144	302
New locations	12	3	15	11	6	17
Closures	(12)	(3)	(15)	(9)	(7)	(16)
Transfers	-	-	-	(1)	1	-
Balance at March 31	160	144	304	159	144	303
Relocations (in new and closures)	-	1	1	1	5	6

Design Center geographic locations:
United States	34	139	173	36	138	174
Canada	-	5	5	-	6	6
China	109	-	109	105	-	105
Other Asia	11	-	11	11	-	11
Europe	1	-	1	1	-	1
Middle East	5	-	5	6	-	6
Total	160	144	304	159	144	303

Results of Operations

For an understanding of the significant factors that influenced our performance for the three and nine months ended March 31, 2021, and 2020, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q ($ in millions, except per share amounts). Unless otherwise noted, all comparisons in the following discussion are from the three- and nine-month periods ended March 31, 2021, to the comparable prior fiscal year periods.

Third Quarter ended March 31, 2021 compared with Third Quarter ended March 31, 2020

Consolidated net sales were $177.0 million, an increase of 18.2% compared to the same prior year period. We experienced a strong pace of written orders during the quarter and our manufacturing facilities are making timely progress ramping up production to meet this demand after the temporary plant closures in our first quarter of fiscal 2021. While our written orders have outpaced current production, we continue to improve capacity and work through existing backlog. Due to the impact of COVID-19 and its effects on manufacturing productivity, raw materials and increased demand on our supply chain, we believe it will take the next couple quarters for manufacturing to catch up to the increase in customer demand.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale net sales increased 15.8% to $107.8 million primarily due to the increased order demand from our North American retail network along with an increase in shipments to China. These increases were partially offset by a 25.1% decline in our contract business sales, including the United States government General Services Administration (“GSA”) contract primarily as a result of COVID-19 related order disruptions.

Retail net sales from Company-operated design centers increased 22.2% to $141.4 million. There was a 21.9% increase in net sales in the United States, while net sales from Canadian design centers increased 33.2%. Since all our design centers have re-opened, whether in-person, by appointment only, or virtually, we have continued to experience strong order trends with written orders up 51.8% in the third quarter compared with a year ago, driven by increased demand for products in the home furnishings category. In addition, our e-commerce business was a strong contributor to retail net sales, growing by 161% year over year, as our online traffic continues to increase. There were 144 Company-operated design centers as of March 31, 2021, including one relocation, the same as at the end of the prior year period.

Gross profit increased 20.8% to $101.4 million compared with the prior year third quarter due to stronger net sales within both the wholesale and retail segments combined with an improved wholesale gross margin. Wholesale gross profit increased year over year primarily due a 18.2% increase in net sales and improved operating efficiencies, which led to gross margin expansion despite plant downtime and restrictions during the current year quarter related to the ongoing COVID-19 pandemic. Retail gross profit increased due to a 22.2% increase in net shipments.

Gross margin was 57.3% compared with 56.1% a year ago. On an adjusted basis, the current year consolidated gross margin was 57.3% compared to a prior year gross margin of 56.0%. The increase in consolidated gross margin was due to higher productivity in our wholesale manufacturing and a change in the sales mix. Retail sales, as a percentage of total consolidated sales, were 79.9% in the current year third quarter compared with 77.2% a year ago, which positively affected consolidated gross margin. The wholesale gross margin expanded due to benefits being realized from the prior year manufacturing and logistics optimization project and increased productivity.

Operating expenses decreased to $82.4 million, or 46.6% of net sales, compared with $84.7 million, or 56.6% of net sales last year. The 2.7% decrease in operating expenses was primarily due to lower selling costs and a reduction in general and administrative expenses from less headcount. Retail selling expenses were lower due to less designer selling expenses and lower compensation resulting from headcount reductions. Likewise, wholesale selling costs were down due to a reduction in advertising spending and lower compensation costs resulting from headcount reductions. General and administrative expenses decreased due to lower compensation costs, reduced travel expenses, occupancy cost savings and lower regional management charges. Restructuring and impairment charges incurred during the third quarter of fiscal 2021 were $0.6 million compared to $0.9 million last year.

Operating income was $19.0 million compared with a loss of $0.8 million in the prior year third quarter. Adjusted operating income, which excludes the restructuring and impairment charges, was $19.6 million, or 11.1% of net sales compared with $0.4 million, or 0.2% of net sales last year. Higher consolidated net sales of $27.2 million or 18.2% coupled with disciplined cost and expense controls, including strong cost containment measures and expense management, drove operating income growth. While we reduced our workforce by approximately 70% in April 2020, we have been able to bring many associates back. Our ability to operate the business with world-wide headcount down 8.2% year over year helped improve our consolidated operating income and margin.

Wholesale operating income was $14.5 million or 13.5% of net sales, an increase compared with $8.9 million or 9.6% of net sales last year due to an increase in net sales of $14.7 million or 15.8%.

Retail operating income was $5.0 million, or 3.5% of sales, compared with a loss of $8.8 million, or -7.6% of sales, for the prior year period. The retail operating margin increased 1110 basis points primarily due to the 22.2% increase in net sales and a 3.8% decrease in operating expenses from lower selling, administrative, occupancy and regional management costs. The decreases within retail operating expenses were due to strong cost control measures implemented, including a 37.1% reduction in retail headcount from a year ago.

Income tax expense was $3.4 million, an increase of $3.7 million from a year ago due to the $19.5 million increase in income before income taxes. Our effective rate was 17.8% in the current year third quarter compared with 58.8% last year.

Net income was $15.6 million compared with a loss of $0.2 million last year. Adjusted net income of $14.7 million increased from $0.6 million a year ago due to stronger net sales, improved gross margins and strong cost containment measures resulting in a significant reduction in adjusted operating expenses.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Diluted EPS was $0.61 compared with a loss of $0.01 per diluted share in the prior year comparable period. Adjusted diluted EPS was $0.58, up 2800.0% compared with $0.02 a year ago and driven by improved net sales, gross margin, and cost containment measures. Restructuring and other impairment charges negatively affected diluted EPS by $0.03 during the current year third quarter while the net impact of prior year restructuring and impairment charges was $0.03 on diluted EPS.

Nine Months ended March 31, 2021 compared with Nine Months March 31, 2020

Consolidated net sales were $506.8 million, an increase of 1.7% compared to the same prior year period. While written orders accelerated with retail segment orders up 33.9% and wholesale segment orders up 19.6% during the first nine months of fiscal 2021 compared to the prior year, net sales increased 1.7%. Customer demand continues to outpace product availability. We resumed production in our North American manufacturing plants during the first quarter of fiscal 2021 and have ramped up to near pre-COVID-19 production levels, which we expect will help reduce the high undelivered order backlogs and delivery lead-times.

Wholesale net sales increased 7.1% to $306.7 million primarily due to the increased order demand from our North American retail network, partially offset by a decline in sales from our contract business and a decrease in sales to our international retail network primarily because of COVID-19 related economic disruptions.

Retail net sales from Company-operated design centers increased 3.1% to $404.3 million. There was a 2.9% increase in net sales in the United States, while net sales from Canadian design centers increased 9.2%. The increase in retail net sales was primarily due to product mix and continued demand for products in the home furnishings category.

Gross profit increased 4.8% to $288.5 million compared with the prior year due to an increase in wholesale net sales of $20.3 million and an increase in retail net sales of $12.2 million.

Gross margin was 56.9% compared with 55.2% a year ago. On an adjusted basis, the current year gross margin was 57.0% compared to a prior year gross margin of 56.2%. The 80-basis point increase in consolidated adjusted gross margin during fiscal 2021 was due to higher wholesale productivity and change in the sales mix. The wholesale productivity improved due to benefits being realized from the prior year manufacturing and logistics optimization project. Restructuring charges in the prior year, which included the write off of inventory, higher unfavorable manufacturing variances and incremental freight and relocation costs, negatively affected our consolidated gross margin by 100 basis points.

Operating expenses decreased to $235.3 million, or 46.4% of net sales, compared with $248.2 million, or 49.8% of net sales last year. Included in prior year operating expenses was a gain of $11.5 million from the sale of the Passaic, New Jersey property. Operating expenses decreased during fiscal 2021 due to lower selling costs and a reduction in general and administrative expenses. Retail selling expenses were lower due to less designer selling expenses and lower compensation due to headcount reductions and reduced direct mail advertising costs. Retail general and administrative expenses were lower due to lower compensation due to headcount reductions and reduced store rent. Wholesale selling costs were down due to a reduction in advertising spend and lower compensation costs. Restructuring and impairment charges incurred during the first nine months of fiscal 2021 were $1.6 million compared to a benefit of $10.2 million last year.

Operating income totaled $53.2 million compared with $27.1 million a year ago. Adjusted operating income, which excludes restructuring and impairment charges (gains), was $55.3 million, or 10.9% of net sales in the current year compared with $22.1 million, or 4.4% of net sales last year. An increase in net sales and strong cost containment measures, including improved expense management and reduced headcount, drove operating income growth.

Wholesale operating income totaled $40.4 million compared with $31.6 million last year. Adjusted wholesale operating income, which includes restructuring and impairment charges (gains), was $40.4 million, or 13.2% of net sales in the current year compared with $25.9 million, or 9.0% of net sales last year. The 55.8% increase in adjusted wholesale operating income was primarily due to a 7.1% increase in net sales, expanded gross margin from increased production and the prior year optimization project, lower wholesale compensation within general and administrative expenses from reduced headcount and lower advertising costs. The Company was able to reduce adjusted operating expenses by 4.7% primarily due to lower headcount, less marketing costs and actions taken to control and minimize expenditures.

Retail operating income was $16.9 million compared with a loss of $7.3 million for the prior year period. Adjusted retail operating income, which includes restructuring and impairment charges, was $18.9 million, or 4.7% of net sales in the current year compared with a loss of $6.7 million, or -1.7% of net sales last year. The increase in retail operating income of $25.6 million was due to our ability to reduce retail operating expenses by 10.2% year over year, including lower selling, administrative, occupancy and regional management costs. In addition, retail net sales increased by 3.1%.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Income tax expense was $10.6 million compared with $6.4 million a year ago. Income tax expense was higher due to the $25.0 million increase in income before income taxes partially offset by a $0.9 million reduction to our valuation allowance on retail segment deferred tax assets. Our effective rate was 20.2% in the current year compared with 23.4% last year due to the discrete tax benefit related to a reduction in our valuation allowance on retail deferred tax assets.

Net income was $41.8 million compared with $21.0 million last year. Adjusted net income of $41.1 million was up 139.6% from $17.2 million a year ago due to an expanded wholesale gross profit from optimization efficiencies, strong cost containment measures in retail resulting in a significant reduction in adjusted operating expenses and improving production.

Diluted EPS was $1.65 compared with $0.80 per diluted share in the prior year comparable period. Adjusted diluted EPS was $1.63, up 150.8% compared with $0.65 in the prior year. Restructuring and impairment charges, partially offset by a reduction in our valuation allowance tax benefit, negatively impacted diluted EPS by $0.02 during fiscal 2021. The gain on the sale of the Passaic, New Jersey property partially offset with other fiscal 2020 restructuring activities and corporate actions increased diluted EPS by $0.15 in the prior year.

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

(In thousands, except per share data)	Three months ended			Nine months ended
	March 31,			March 31,
	2021	2020	% Chg	2021	2020	% Chg
Consolidated Adjusted Gross Profit / Gross Margin
GAAP Gross profit	$101,409	$83,949	20.8%	$288,511	$275,264	4.8%
Adjustments (pre-tax) *	-	(5)		389	4,524
Adjusted gross profit *	$101,409	$83,944	20.8%	$288,900	$279,788	3.3%
Adjusted gross margin *	57.3%	56.0%		57.0%	56.2%

Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income (loss)	$18,987	$(754)	2618.2%	$53,223	$27,091	96.5%
Adjustments (pre-tax) *	593	1,107		2,028	(5,037)
Adjusted operating income *	$19,580	$353	5446.7%	$55,251	$22,054	150.5%

Consolidated Net sales	$176,962	$149,774	18.2%	$506,846	$498,269	1.7%
GAAP Operating margin	10.7%	(0.5%)		10.5%	5.4%
Adjusted operating margin *	11.1%	0.2%		10.9%	4.4%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income (loss)	$15,608	$(223)	7099.1%	$41,844	$20,969	99.6%
Adjustments, net of tax *	(933)	836		(718)	(3,803)
Adjusted net income	$14,675	$613	2294.8%	$41,126	$17,166	139.6%
Diluted weighted average common shares	25,400	25,703		25,305	26,362
GAAP Diluted EPS	$0.61	$(0.01)	6200.0%	$1.65	$0.80	106.3%
Adjusted diluted EPS *	$0.58	$0.02	2800.0%	$1.63	$0.65	150.8%

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$14,508	$8,936	62.4%	$40,366	$31,594	27.8%
Adjustments (pre-tax) *	(389)	601		-	(5,691)
Adjusted wholesale operating income *	$14,119	$9,537	48.0%	$40,366	$25,903	55.8%

Wholesale net sales	$107,820	$93,139	15.8%	$306,704	$286,357	7.1%
Wholesale GAAP operating margin	13.5%	9.6%		13.2%	11.0%
Adjusted wholesale operating margin *	13.1%	10.2%		13.2%	9.0%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income (loss)	$4,962	$(8,772)	156.6%	$16,854	$(7,343)	329.5%
Adjustments (pre-tax) *	982	506		2,028	654
Adjusted retail operating income (loss) *	$5,944	$(8,266)	171.9%	$18,882	$(6,689)	382.3%

Retail net sales	$141,396	$115,698	22.2%	$404,295	$392,065	3.1%
Retail GAAP operating margin	3.5%	(7.6%)		4.2%	(1.9%)
Adjusted retail operating margin *	4.2%	(7.1%)		4.7%	(1.7%)

* Adjustments to reported GAAP financial measures including gross profit and margin, operating income and margin, net income, and diluted EPS have been adjusted by the following:

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Three months ended		Nine months ended
(In thousands)	March 31,		March 31,
	2021	2020	2021	2020
Inventory reserves and write-downs (wholesale)	$-	$-	$389	$3,209
Manufacturing overhead costs and other (wholesale)	-	(5)	-	1,315
Adjustments to gross profit	$-	$(5)	$389	$4,524

Inventory reserves and write-downs (wholesale)	$-	$-	$389	$3,209
Optimization of manufacturing and logistics (wholesale)	-	363	-	2,148
Gain on sale of Passaic, New Jersey property and other(wholesale)	(697)	-	(697)	(11,497)
Severance and other professional fees (wholesale)	308	238	308	449
(Gain) loss on sale of property, plant and equipment (retail)	(746)	-	(473)	-
Retail acquisition costs, severance and other charges (retail)	322	-	472	148
Lease exit costs	1,406	-	1,406	-
Impairment of long-lived assets (retail)	-	506	623	506
Adjustments to operating income	$593	$1,107	$2,028	$(5,037)
Adjustments to income before income taxes	$593	$1,107	$2,028	$(5,037)
Related income tax effects on non-recurring items(1)	(145)	(271)	(497)	1,234
Income tax benefit from valuation allowance adjustment	(1,381)	-	(2,249)	-
Adjustments to net income	$(933)	$836	$(718)	$(3,803)

(1)	Calculated using a tax rate of 24.5% in all periods presented.

Liquidity

At March 31, 2021, we held cash and cash equivalents of $109.0 million compared with $72.3 million at June 30, 2020. Our principal sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under our credit facility. Cash and cash equivalents aggregated to 15.8% of our total assets at March 31, 2021, compared with 16.6% of our total assets a year ago and 11.6% at June 30, 2020. Our cash and cash equivalents increased $36.7 million during the first nine months of fiscal 2021 due to net cash provided by operating activities of $102.1 million, partially offset by our repayment of 100% or $50.0 million of our outstanding borrowings under our existing credit facility in September 2020, capital expenditures of $10.3 million and cash dividends paid of $11.6 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of net cash provided by (used in) operating, investing and financing activities for the nine months ended March 31, 2021 and 2020 is provided below (in millions):

	Nine months ended
	March 31,
	2021	2020
Operating activities
Net income	$41.8	$21.0
Non-cash operating lease cost	22.6	24.4
Other non-cash items, including depreciation and amortization	14.7	8.6
Restructuring payments	(1.2)	(5.6)
Change in working capital	24.2	(9.7)
Total provided by operating activities	$102.1	$38.7

Investing activities
Proceeds from the disposal of property, plant and equipment	$4.9	$12.4
Capital expenditures	(10.3)	(12.5)
Acquisitions, net of cash acquired	-	(1.3)
Other investing activities	-	-
Total (used in) provided by investing activities	$(5.4)	$(1.4)

Financing activities
Borrowings from revolving credit facility	$-	$100.0
Payments on borrowings	(50.0)	-
Payment of cash dividends	(11.6)	(16.2)
Proceeds from employee stock plans	1.7	0.1
Repurchases of common stock	(0.1)	(24.3)
Other financing activities	(0.4)	(0.5)
Total used in financing activities	$(60.4)	$59.1

Cash Provided by (Used in) Operating Activities. We generated $102.1 million in cash from operating activities during the first nine months of fiscal 2021, a 163.7% increase over the prior year primarily due to improved working capital and lower restructuring payments. Strong cash flow generation from positive working capital changes were due to higher customer deposits and the timing of accounts payable partially offset by timing of prepaid expenses and increased inventory. Written order growth over the past nine months has significantly outpaced net shipments, leading to a higher customer deposit balance. Restructuring payments in the prior year first nine months of $5.6 million were made in connection with our previously announced optimization of manufacturing and logistics activities as well as other exit and relocation costs.

Cash Provided by (Used in) Investing Activities. Cash used in investing activities of $5.4 million was for capital expenditures during the first nine months of fiscal 2021 partially offset by proceeds from the sale of property, plant and equipment. We completed the sale of a previously closed retail property to an independent third party in December 2020 and received $1.3 million in cash less $0.1 million in selling and other closing costs. In March we received proceeds of $3.8 million from the sale of an additional property. In the prior year first nine months, investing activities used cash of $1.4 million due to $11.6 million in proceeds received from the sale of the Passaic, New Jersey property during September 2019 as well as $0.8 million received from various other properties partially offset by capital expenditures of $12.5 million and retail design center acquisitions. Cash paid to acquire design centers from our independent retailers in arm’s length transactions totaled $1.3 million a year ago.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities was $60.4 million during the first nine months of fiscal 2021 compared with cash provided of $59.1 million in the prior year first nine months. The significant increase in cash used by financing activities was due to the $50.0 million repayment of our borrowings under the revolving credit facility partially offset by lower purchases of company stock, less cash dividends paid and proceeds received from employee stock option exercises. The temporary suspension of our regular quarterly cash dividend during the fourth quarter of fiscal 2020 was lifted and on August 4, 2020, our Board of Directors reinstated the regular quarterly cash dividend of $0.21 per share payable to shareholders of record as of October 8, 2020 and was paid on October 22, 2020. On November 12, 2020 our Board of Directors declared a regular quarterly cash dividend of $0.25 per share payable on January 21, 2021 to shareholders of record as of January 7, 2021 and on January 25, 2021 a dividend of $0.25 per share payable on April 22, 2021 was declared to shareholders of record as of April 8, 2021. Our policy is to issue quarterly dividends, and we expect to continue to declare and pay comparable quarterly dividends for the foreseeable future, business conditions permitting. We repurchased 1,538,363 shares under our existing share repurchase program during the first nine months of fiscal 2020 at an average price of $15.81 per share. There were no share repurchases during the fiscal 2021 year-to-date period.

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

Included in our cash and cash equivalents is $5.5 million and $3.4 million at March 31, 2021 and June 30, 2020, respectively, held by foreign subsidiaries, a portion of which we have determined to be indefinitely reinvested.

Capital Resources

Capital Expenditures. Capital expenditures in the first nine months of fiscal 2021 were $10.3 million compared with $12.5 million in the prior year period. In our initial response to the COVID-19 health crisis, we took immediate action and adjusted our business operations, including delaying investments and capital expenditures, which led to a reduction in our spending. The decrease of $2.1 million from the prior year related primarily to lower spending on retail design center openings, relocations and improvements, as well as the prior year conversion of our Old Fort, North Carolina facility into a distribution center, partially offset by expansion of our existing Maiden, North Carolina manufacturing campus. Approximately 55% of our total capital expenditures during fiscal 2021 related to opening new and relocating design centers in desirable locations, updating existing design center presentations and floor plans and renovating home delivery centers. An additional 28% of our capital expenditures was for manufacturing expansion and improvements while the remaining 17% was investments in additional technology and system development to improve existing workflows. Given the pace at which business conditions are evolving in response to the COVID-19 health crisis, we may adjust our level of capital expenditures through the remainder of fiscal 2021. We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures.

Capital Needs. During December 2018 we entered into a five-year, $165 million senior secured revolving credit facility, which amended and restated the previously existing facility. During March 2020, we borrowed a total of $100 million under the credit facility, repaid $50 million in June 2020 and the remaining $50 million in September 2020 from available cash. Prior to March 2020, there were no borrowings outstanding under the credit facility. We had elected to draw down on the credit facility to increase our cash position as a precautionary measure and to preserve financial flexibility in consideration of the disruption and uncertainty surrounding the ongoing COVID-19 pandemic. Strong cash flow generation over the past nine months allowed us to repay 100% of our borrowings and still end the quarter with a cash on hand balance of $109.0 million.

Letters of Credit - At March 31, 2021 and June 30, 2020, there was $5.0 million and $5.8 million, respectively, of standby letters of credit outstanding under the revolving credit facility.

Total availability under the credit facility was $78.3 million at March 31, 2021 and $58.9 million at June 30, 2020. At March 31, 2021 and June 30, 2020, we were in compliance with all the covenants under the revolving credit facility.

Share Repurchase Program

There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first nine months of fiscal 2021. In the first nine months of fiscal 2020, we purchased 1,538,363 shares under the program at an average price of $15.81 per share. At March 31, 2021, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility in consideration of the COVID-19 pandemic. There is no expiration date on the repurchase authorization.

Contractual Obligations

Fluctuations in our operating results, levels of inventory on hand, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. There were no other material changes in our contractual obligations during the first nine months of fiscal 2021.

Dividends

On November 12, 2020 our Board of Directors increased the regular quarterly cash dividend by 19.0% and declared a regular quarterly cash dividend of $0.25 per share, payable on January 21, 2021, to shareholders of record as of January 7, 2021. On January 25, 2021 our Board of Directors declared a regular quarterly cash dividend of $0.25 per share, payable on April 22, 2021, to shareholders of record as of April 8, 2021. We will continue to monitor the pace of business as it relates to future dividends and any future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us, subject to final determination by our Board of Directors.

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

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in our 2020 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first nine months of fiscal 2021 from those disclosed in our 2020 Annual Report on Form 10-K.

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

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2021 from those disclosed in our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to a variety of risks, including fluctuations in interest rates and foreign currency exchange rates, that could affect our financial position and results of operations.

Interest Rate Risk

Debt. Interest rate risk exists primarily through our borrowing activities. We use U.S. dollar denominated borrowings to fund substantially all our working capital and investment needs. At March 31, 2021, we did not have any debt obligations (fixed or floating rate) outstanding under our revolving credit facility. It is anticipated that the fair market value of any future debt under the credit facility will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of such debt would be significantly impacted by current market events. Previous borrowings under the credit facility during fiscal 2020 had an interest rate equal to the one-month LIBOR plus a spread using a debt leverage pricing grid. For the nine months ended March 31, 2021, we recorded interest expense of $0.4 million, respectively, on our outstanding debt amounts. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. A hypothetical 100 basis point change (up or down) in the one-month LIBOR rate would not have a material effect on our consolidated results of operations and financial condition.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Foreign Currency Exchange Risk

Foreign currency exchange risk is primarily limited to our Company-operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, foreign exchange gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies relative to the U.S. dollar may affect the profitability of our vendors, but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in our industry. A hypothetical 10% weaker United States dollar against all foreign currencies at March 31, 2021 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chairman, President and Chief Executive Officer (principal executive officer) and the Executive Vice President, Administration and Chief Financial Officer (principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in our periodic reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first nine months of fiscal 2021 to the matters discussed in Part I, Item 3 - Legal Proceedings in our 2020 Annual Report on Form 10-K.

Item 1A. Risk Factors

We operate in a changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, operating results, or cash flows. We described, in our 2020 Annual Report on Form 10-K, the primary risks related to our business, and periodically update those risks for material developments. For a detailed discussion of certain risks that affect our business, refer to the risk factors identified in section Item 1A – Risk Factors in our 2020 Annual Report on Form 10-K.

There were no material changes during the first nine months of fiscal 2021 to the risk factors associated with our business as previously identified in our 2020 Annual Report on Form 10‑K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities

Our Board of Directors has authorized management, at its discretion, to make repurchases of its common stock in the open market and through privately negotiated transactions, subject to market conditions, pursuant to our previously announced repurchase program. At March 31, 2021, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our program. There were no share repurchases under the program during the quarter ended March 31, 2021. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined by our officers at their discretion, and as allowed by securities laws, covenants under existing bank agreements and other legal and contractual requirements, and will be based on a number of factors, including an evaluation of general market and economic conditions and the trading price of the common stock. The share repurchase program may be suspended or discontinued at any time without prior notice.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: April 29, 2021	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2021	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President, Administration and Chief Financial Officer
(Principal Financial Officer)