Form 10-K
period 2021-06-30
ETHAN ALLEN INTERIORS INC
filed 2021-08-19
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-11692

Ethan Allen Interiors Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Lake Avenue Ext., Danbury, Connecticut	06811-5286
(Address of principal executive offices)	(Zip Code)

(203) 743-8000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock $0.01 par value	ETD	New York Stock Exchange
(Title of each class)	(Trading symbol)	(Name of exchange on which registered)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $451,118,344. The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 11, 2021 was 25,237,415.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2021 Annual Meeting of Stockholders to be held as of November 10, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, forward-looking statements include information concerning current expectations, projections or trends relating to results of operations, financial results, financial condition, strategic objectives and plans, expenses, dividends, share repurchases, liquidity, use of cash and cash requirements, investments, future economic performance, business and industry and the effect of the novel coronavirus (“COVID-19”) pandemic on the business operations and financial results. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “continue,” “may,” “will,” “short-term,” “target,” “outlook,” “forecast,” “future,” “strategy,” “opportunity,” “would,” “guidance,” “non-recurring,” “one-time,” “unusual,” “should,” “likely,” “COVID-19 impact,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I

ITEM 1.      BUSINESS

Overview

Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality, and personalized service. We provide complimentary interior design service to our clients and sell a full range of home furnishings through a retail network of approximately 300 design centers in the United States and abroad as well as online at ethanallen.com.

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of June 30, 2021, the Company operates 141 retail design centers; 136 located in the United States and five in Canada. Our 161 independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate nine manufacturing facilities located in the United States, Mexico, and Honduras, including one sawmill, one rough mill and a lumberyard. Approximately 75% of our products are manufactured or assembled in these North American facilities. We also contract with various suppliers located in Europe, Asia, and various other countries that produce products that support our business.

Business Strategy

We strive to deliver value to our shareholders over the long term through executing on our strategic initiatives. Ethan Allen has a distinct vision of American style, rooted in the kind of substance that we believe differentiates us from our competitors. Our business model is to maintain continued focus on (i) capitalizing on the professional service offered to our customers by our interior design professionals in our retail design centers, (ii) investing in new technologies across key aspects of our vertically integrated business, (iii) using our website, ethanallen.com, as a key marketing tool to drive traffic to our retail design centers, (iv) communicating our messages with strong advertising and marketing campaigns, and (v) leveraging the benefits of our vertical integration by maintaining a strong manufacturing capacity in North America.

Our strategy emphasizes the aim to position Ethan Allen as a preferred brand offering complimentary design service together with products of superior style, quality and value to provide customers with a comprehensive, one-stop shopping solution for their home furnishing and interior design needs. In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, designed to complement one another, reflecting current fashion trends in home decorating. We continuously monitor changes in home fashion trends through industry events and fashion shows, internal market research, and regular communication with our retailers and design center design professionals who provide valuable input on consumer trends. We believe that the observations and input gathered enable us to incorporate appropriate style details into our products to react quickly to changing customer tastes.

Our strong network of North American interior design professionals continues to create design solutions that best satisfy our customers’ needs. We believe changes in consumer spending and new habits being formed as a result of the COVID-19 pandemic has created opportunities for our brand. Now more than ever, home is a haven, and we are here to help the customer reimagine their homes. We continue to generate business through our retail design center network and by interacting virtually with our customers through ethanallen.com.

Our unique combination of personal service and technology enhances the customers’ Ethan Allen experience. By investing in digital design technologies, we have expanded our virtual design appointment capabilities. EA inHome®, an augmented reality mobile app, empowers clients to preview Ethan Allen products in their homes, at scale, in a variety of fabrics and finishes. With the 3D Room Planner, our designers generate both 2D floor plans and immersive, realistic 3D walk-throughs of the interior designs they create. These technologies have been pivotal to our ability to serve clients remotely during the COVID-19 pandemic and increase our e-commerce business. With so much of our product customizable, we encourage our website customers to get personal help from our interior design professionals either in person or by chatting online with one of our qualified design professionals. This complimentary direct contact with one of our knowledgeable interior design professionals, whether remotely or in-person, creates a competitive advantage as well as enhances the online experience and regularly leads to internet customers becoming customers of our network of interior design centers. In the past year we have seen our e-commerce net sales grow 88% over the prior year as we have increased our use of technology that better allows clients to shop with confidence.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid ongoing spread of COVID-19 within the United States and around the world, federal, state and local governments imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the virus. Such measures included quarantines, shelter-in-place orders and directives, restrictions on travel, and closures of non-essential businesses, which included many sectors within retail commerce.

Timeline. In response to the COVID-19 pandemic and for the protection of our employees and customers, we implemented, and continue to monitor, certain business continuity plans to ensure the ongoing availability of our products and services, while prioritizing health and safety measures, including enhanced cleaning and hygiene protocols as recommended by the Centers for Disease Control and Prevention (the “CDC”). Beginning in our third quarter of fiscal 2020, we took the following actions in response to the COVID-19 pandemic:

Fiscal 2020

●	Temporarily closed our Company-operated retail design centers and manufacturing facilities

●	Borrowed an aggregate principal amount of $100 million under our existing revolving credit facility to increase our cash position as a precautionary measure and to maximize financial flexibility

●

Announced our comprehensive action plan, which included both enhanced health and safety protocols with cost-saving initiatives; measures taken included, the furlough of 70% of our global workforce, the decision by our CEO to temporarily forego his salary, a temporary reduction in salaries of up to 40% for all senior management and up to 20% for other salaried employees, a temporary reduction of 50% in the cash compensation of the Company’s directors, the elimination of all non-essential operating expenses, a delay of capital expenditures, negotiated alternative terms for lease payments, reduced inventory purchases, temporarily eliminated our regular quarterly dividend and suspended purchases under our existing share repurchase program (the “Share Repurchase Program”)

●	In May 2020, we began reopening design centers in a number of U.S. states as well as resumed production in our North American manufacturing plants in a limited capacity

●	Repaid $50 million of our outstanding borrowings under our existing credit facility using available cash on hand in June 2020

Fiscal 2021

●	All temporary salary reductions were lifted, effective July 1, 2020, and the majority of our associates previously furloughed returned

●	All of our Company-operated retail design centers and manufacturing facilities fully reopened

●

Our Board of Directors (the “Board of Directors” or “Board”) reinstated the regular quarterly dividend in August 2020 and declared a regular quarterly cash dividend of $0.21 per share, paid in October 2020

●	Repaid the remaining $50 million of our outstanding borrowings leaving no remaining debt

Impact on Health and Safety. The start of our fiscal 2021 year was during the COVID-19 pandemic and our foremost focus was and has continued to be operating safely for our employees and clients. In response to COVID-19, we implemented certain business continuity plans and health and safety measures to ensure the ongoing availability of our services, while also protecting our employees and customers. Such measures included temporarily closing of our design centers and most of our manufacturing plants during our fourth quarter of fiscal 2020, implementing enhanced cleaning and hygiene protocols as recommended by the CDC, and implementing remote work policies for our employees, wherever possible. As we worked to safely reopen our design centers and other facilities, we put COVID-19 prevention protocols in place to minimize the spread of COVID-19 in our workplaces. These protocols, which remain in place, meet or exceed the CDC guidelines and where applicable, state mandates. Our employees were trained on these protocols prior to or upon returning to work. We established logistics for the supply of hand sanitizer and related dispensers, disinfectant cleaning supplies and masks and nitrile gloves, increased ventilation and air filtration, instituted physical distance requirements, where applicable, and increased the cleaning frequency. We also work closely with our associates to identify team members who were in close contact with an ill colleague in the workplace and instituted procedures to help contain the spread of COVID-19. As of June 30, 2021, we have been fortunate to experience a limited number of cases of COVID-19 throughout our enterprise, each of which resulted in no significant disruptions to our operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Impact on the Supply Chain. We have seen a significant improvement in business conditions, which has contributed to our increased profitability and strong positive cash flow during fiscal 2021. Tempering these improvements are the continuing logistical challenges that we, as well as the entire home furnishings industry, have faced resulting from COVID-19-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing order backlogs. We continue to focus on our inventory and supply chain management as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory shortage and obsolescence. We continue to produce about 75% of our products in our North American manufacturing facilities with the remaining 25% being sourced primarily from Southeast Asia and China. The receipt of inventory and raw materials imported from these areas has been slowed or disrupted. In addition, ocean freight capacity issues continue to persist worldwide, which has resulted in price increases per shipping container. We continue to manage and evaluate our logistics providers, but believe that ocean freight container rates will not return to pre-COVID-19 levels in the near-term.

Impact on Raw Material Prices. During fiscal 2021, the prices of materials we use in our upholstery manufacturing process, such as foam and springs, and in our case goods manufacturing process, such as logs and lumber, increased due to COVID-19 related supply chain challenges that limited supply during a time of higher demand for raw materials in various manufacturing sectors, including the home building and home furnishings industries due to increased consumer purchasing and inflationary cost pressure. COVID-19 and weather-related disruptions led to temporary shortages of foam and springs in fiscal 2021. The short-term dynamics of supply and demand due to the COVID-19 pandemic and a surge in new homes and renovations, also resulted in lumber prices significantly increasing across North America during fiscal 2021. While we have recently begun to see foam, springs, lumber and other raw material prices come down from historic highs, we expect raw material prices to remain at high levels in many categories due to price inflation and global supply chain complexities. COVID-19 related issues will continue to introduce uncertainty into many markets. To the extent that we experience incremental raw material price increases, we may increase our selling prices or assess material surcharges to offset the impact. However, increases in selling prices, or surcharges, may not fully mitigate the impact of raw material cost increases which would adversely impact operating profits.

Impact on Backlog. During fiscal 2021, we have experienced unprecedented demand driving a 31.7% increase in wholesale written orders, which has outpaced our production. The strong product demand, coupled with COVID-19 related production challenges, including manufacturing shutdowns, plant absenteeism, material shortages and shipping delays resulted in extended lead times between order and delivery. Our wholesale backlog growth was due to wholesale orders booked of $471.1 million compared with net sales of $413.1 million. As a result, our wholesale backlog was at a record level of $120.0 million as of June 30, 2021, up 88.1% from a year ago. We will continue to work through this existing order backlog during fiscal 2022, but are unable to reasonably predict the timing and size of reductions to our backlog.

Impact on Seasonality. During the last two fiscal years our sales volume and production schedules did not follow typical trends due to the impact of COVID-19. Beginning in the fourth quarter of fiscal 2020, COVID-19 led us to temporarily closing our retail design centers and manufacturing facilities, which resulted in a significant decline in net sales that continued in the first quarter of fiscal 2021. After reopening all of our retail design centers and manufacturing facilities by the end of the first quarter of fiscal 2021, we have continued to see an increase in demand for our products and services. However, this increased demand has been partially offset by supply chain disruptions and shipping container availability, which limited our ability to fully ramp up production throughout fiscal 2021. We experienced our largest sales volume during the third quarter in our wholesale business and fourth quarter in our retail business. We believe this fiscal 2021 experience was not an indicator that our seasonal trends are changing and was primarily due to disruptions in the market caused by the COVID-19 pandemic in the second half of fiscal 2021. Additionally, in fiscal 2022 we do not anticipate a return to typical trends due to our record order backlog as of June 30, 2021.

Continued Monitoring. We continue to frequently monitor and re-evaluate our COVID-19 action plan based on guidance from the CDC, regulators and other health and safety organizations. We believe that we have a strong balance sheet with $104.6 million of cash and no bank debt as of June 30, 2021, which we believe will provide sufficient liquidity to continue business operations in the long-term. Although we continue to actively manage the impact of COVID-19 and the prospect of continuing or future outbreaks, we are unable to predict the impact that the COVID-19 pandemic will have on our financial operations in the near- and long-term. We also continue to actively manage our global supply chain and manufacturing operations, which may continue to be adversely impacted with respect to availability and pricing based on uncontrollable factors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Product

The majority of the products we sell are built by artisans in our North American plants. Most upholstery frames are hand-assembled and stitching is guided by hand. All case goods frames are made with premium lumber and veneers. We use best-in-class construction techniques, including mortise and tenon joinery and four-corner glued dovetail joinery on drawers. These factors continue to define Ethan Allen, positioning us as a quality and fashion leader in the home furnishing industry.

The interior of our design centers are organized to facilitate display of our product offerings, both in room settings that project the category lifestyle, and by product grouping to facilitate comparisons of the styles and tastes of our customers. To further enhance the experience, we use technology to expand the range of products viewed by including content from our website and 3D digital images in applications used on large touch-screen flat panel displays.

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

Raw Materials and Supply Chain

The most important raw materials we use in manufacturing are lumber, veneers, plywood, hardware, glue, finishing materials, glass, laminates, steel, fabrics, foam, and filling material. The various types of wood used in our products include cherry, ash, oak, maple, prima vera, African mahogany, birch, rubber wood and poplar.

Fabrics and other raw materials are purchased both domestically and outside the United States. We have no significant long-term supply contracts and believe we have sufficient alternate sources of supply to prevent significant long-term disruption in supplying our operations, despite the availability pressures of raw materials due to COVID-19, as described further below. Appropriate amounts of lumber and fabric inventory are typically stocked to maintain adequate production levels. We believe that our sources of supply for these materials are sufficient and that we are not dependent on any one supplier. We have been able to reduce our exposure to any one particular country or manufacturing hub through our unique vertical integration, which allows us to make approximately 75% of our products within our own North American manufacturing plants. This manufacturing structure leaves us with limited exposure to any one particular country on the other 25% that we import. We enter into standard purchase agreements with foreign and domestic suppliers to source selected products. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on our behalf. We select international partners who are as committed to quality and social responsibility as we are. We believe we maintain good relationships with our suppliers.

While we strive to maintain a number of sources for our raw materials, the impact of COVID-19 on raw materials and increased demand on our supply chain has created additional pricing and availability pressures. During fiscal 2021, the prices of materials we use in our upholstery manufacturing process, such as foam and springs, and in our case goods manufacturing process, such as logs and lumber, increased due to COVID-19 related supply chain challenges, higher demand for raw materials in manufacturing sectors, including the home furnishings industry, and inflationary cost pressure. Lumber prices and availability can also fluctuate over time based on various factors, including supply and demand and new home construction. The cost of some of our raw materials such as foam and shipping costs are also dependent on petroleum cost. Higher material prices, cost of petroleum, and costs of sourced products could have an adverse effect on margins.

We expect raw material prices to remain at historically high levels in many categories during fiscal 2022 due to price inflation in certain raw materials and global supply chain complexities. COVID-19 related issues will continue to introduce uncertainty into many markets, especially with respect to freight and labor availability. To the extent that we experience incremental costs in any of these areas, we may increase our selling prices or assess material surcharges to offset the impact. However, increases in selling prices, or surcharges, may not fully mitigate the impact of raw material cost increases which would adversely impact operating income. Further, given our current backlog, described further below, we anticipate delays in the realization of pricing actions due to the timing difference between written orders and the recognition of sales upon delivery.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Marketing

Ethan Allen’s marketing mission statement, “We Make the American HomeTM,” capitalizes on our core brand values of quality and craftsmanship, combining personal service with technology, and a commitment to social responsibility. We amplify those values through our dynamic brand story, The Journey of American Style. Told across our three predominant lifestyles of Classic, Country & Coastal, and Modern, this brand story honors our history as a quintessential American brand while empowering us to promote a broad yet curated range of products, which results in a superlative combination of product value and personal service.

By adopting a fresh, ever-evolving creative approach, increasingly driven by digital strategies, we have continually reinvigorated our brand, enhancing its desirability and visibility. Our vertically integrated approach to business is one of our key competitive advantages. Because we make 75% of our products in our own North American workshops, we believe we have greater control over quality and serviceability, and we make products to order, supporting an exceptional breadth of styles and custom options.

Our combination of creative and analytics-driven strategies enables us to drive both new and repeat client traffic, both to over 300 design centers worldwide and to our website, ethanallen.com. Using our fully integrated customer relationship management system, we create personalized customer journeys, targeted communications, and retargeting campaigns. We develop persuasive, aspirational, and relevant messaging, and we convey it through a variety of media, including direct mail, national and local TV and radio, digital and social channels, and email marketing. We also launched an aggressive and targeted digital communications strategy in 2021 that significantly increases our prospecting contacts annually. Taken together, these strategies ensure that we are constantly adding to and refreshing our client base while retaining existing relationships.

Once clients reach any point of purchase, we offer enticing financing options through the Ethan Allen Platinum Card, a third party-administered consumer credit program. Designed to make Ethan Allen accessible to everyone, the card continues to attract both new and recurring clients, driven by our strong financing programs, which has helped increase both conversion rates and average transaction.

E-Commerce

At Ethan Allen, our e-commerce strategy is to generate business by combining technology with excellent personal service. We consider our website an extension of our retail design centers and not a separate segment of our business. Most clients will use the internet for inspiration and as a start to their shopping process to view products and prices. Though our customers have the opportunity to buy our products online, we take the process further. With so much of our product customizable, we encourage our website customers to get personal help from our interior design professionals either in person or by chatting online with one of our qualified design professionals. This complimentary direct contact with one of our knowledgeable interior design professionals, whether remotely or in-person, creates a competitive advantage through our excellent personal service. This enhances the online experience and regularly leads to internet customers becoming customers of our network of interior design centers.

Particularly as a result of the increased focus on online shopping and virtual merchandise platforms during the COVID-19 pandemic, we continue to strategically focus on e-commerce, through our ongoing implementation of conversion rate optimization updates. We also invest in targeted search engine optimization and paid search marketing, for both national and local markets, driving both referral traffic to our website and physical traffic to our design centers. In addition, improved on-site search capabilities, expanded Live Chat services, online appointment booking capability, and product listing and display page enhancements continue to elevate the user experience. We continue to promote brand visibility on various social media platforms, placing a greater emphasis on visual and video-driven content. Both paid social media campaigns and an organic social media presence have helped us grow our social following and take a more prominent place in the cultural conversation.

Our website traffic, as expected, increased dramatically due to the COVID-19 pandemic as people spent more time in their homes. E-commerce retail written orders during fiscal 2021 increased 57.9%. However, as the fiscal year progressed, we saw a shift in traffic, from our website to in-person at the design center as more people felt comfortable outside of the home. Our total e-commerce net sales for fiscal 2021 were up 87.5% over the year ago period, but remained less than 5% of our total consolidated net sales.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Client Experience

We have greatly enhanced the client experience both in our design centers, as well as online by investing in digital design technologies over the past several years. EA inHome®, our augmented reality mobile app, empowers clients to preview Ethan Allen products in their homes, at scale, in a variety of fabrics and finishes. With the 3D Room Planner, our clients and designers generate both 2D floor plans and immersive, incredibly realistic 3D walk-throughs of the designs they create.  Both technologies have been pivotal to our ability to offer clients a variety of touchpoints for design conversations; clients can easily work with designers in our design centers, at their homes, or online. We have also developed a virtual design center experience, which enables clients to shop within a virtual Ethan Allen showroom, receive detailed product information, and collaborate with an Ethan Allen designer within the virtual showroom.

Segments

We have strategically aligned our business into two reportable segments: wholesale and retail. Our operating segments are aligned with how the Company, including our chief operating decision maker, manages the business. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. This vertical structure enables us to offer our complete line of home furnishings and accents while better controlling quality and cost. We evaluate performance of the respective segments based upon net sales and operating income. Intersegment transactions result, primarily, from the sale of wholesale inventory to the retail segment, including the related profit margin. Financial information, including sales, operating income and long-lived assets related to our segments are disclosed in Note 19, Segment Information, of the notes to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

As of June 30, 2021, the Company operated 141 design centers (our retail segment) and our independent retailers operated 161 design centers. Our wholesale segment’s net sales include sales to our retail segment, which are eliminated in consolidation, and sales to external customers (our independent retailers and other unaffiliated third parties). Our retail segment net sales accounted for 81.0% of our consolidated net sales in fiscal 2021. Our wholesale segment net sales accounted for the remaining 19.0%.

The following charts depict net sales related to our two reportable segments.

Retail Segment

The retail segment, which accounted for 81% of net sales during fiscal 2021, sells home furnishings and accents to clients through a network of 141 Company-operated design centers. Ethan Allen design centers are typically located in busy retail settings as freestanding destinations or as part of town centers, lifestyle centers, and suburban shopping malls, and average approximately 14,700 square feet in size with 59% of them ranging between 10,000 and 20,000 square feet, 26% being less than 10,000 square feet and the remaining 15% being greater than 20,000 square feet. Over the past 10 years, 50% of our design centers are new or have been relocated as we continually evaluate our retail footprint. Other initiatives include regularly updating presentations and floor plans, strengthening the qualifications of our designers through training and certifications and combining technology with personal service in our design centers, which has also allowed us to reduce the size of our design centers. In the past five years, we have either opened or relocated a total of 22 new design centers with an average size of 9,900 square feet. These smaller footprint design centers reflect our shift from destination and shopping mall locations to lifestyle centers that better project our brand and offer increased traffic opportunities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail segment revenue is generated upon the sale and delivery of our products to our retail customers through our network of home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities. We measure the performance of our design centers primarily based on net sales and operating income on a comparable period basis. The frequency of our promotional events as well as the timing of the end of those events can affect the comparability of net sales during a given period. Due to the nature of the business in which the retail segment operates, there are no customer concentration risks.

The retail segment’s product line revenue, expressed as a percentage of net sales, is comprised of approximately 51% in upholstered products, 28% case goods and the remaining 21% in home accents and other.

During fiscal 2021, we opened three new design centers, including two which were relocations, and closed six. The geographic distribution of our retail design center locations is disclosed under Item 2, Properties, contained in Part I of this Annual Report on Form 10-K.

Wholesale Segment

The wholesale segment, which accounted for 19% of net sales during fiscal 2021, is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of our broad range of home furnishings and accents. Wholesale revenue is generated upon the sale and shipment of our products to our retail network of independently operated design centers, Company-operated design centers, and other third-party contract business customers. Our ten largest customers were all within our wholesale segment and accounted for 22% of sales within our wholesale segment during fiscal 2021. These customers were the United States government General Services Administration (“GSA”) and nine independent retailers.

Within the wholesale segment, we record revenue information according to each respective product line (i.e. case goods, upholstery and home accents). Case goods include items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents. Upholstery items include sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather. Skilled artisans cut, sew and upholster custom-designed upholstery items which are available in a variety of frame, fabric and trim options. Home accent items include window treatments and drapery hardware, wall décor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, wall coverings and home and garden furnishings.

Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale net sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities. The wholesale segment’s product line revenue, expressed as a percentage of net sales, is comprised of approximately 52% in upholstered products, 30% case goods and the remaining 18% in home accents and other.

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

Seasonality

We believe that the demand for home furnishings generally reflects sensitivity to overall economic conditions, including consumer confidence, discretionary spending, housing starts, sales of new and existing homes, housing values, the level of mortgage refinancing, debt levels, retail trends and unemployment rates. In a typical year, we schedule production to maintain consistent manufacturing activity throughout the year whenever possible. We typically shut down our domestic plants for one week at the beginning of each fiscal year to perform routine maintenance. For both our segments, historically no one particular fiscal quarter contributes more than 27% of annual sales volume, thus limiting our exposure to seasonality.

During the last two fiscal years, our sales volume and production schedules did not follow the aforementioned typical trends due to the impact of COVID-19. For further discussion on these changes, refer to the Impact of COVID-19 on our Business section further above.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Backlog

We define backlog as any written order received that has not yet been delivered. Our wholesale backlog consists of written orders received from our retail network of independently operated design centers, Company-operated design centers, and other contract business customers that have not yet been delivered. Our retail backlog is undelivered written orders associated with end retail customers. Stock replenishment orders not associated with a specific end customer are excluded from backlog. Our backlog fluctuates based on the timing of net orders booked, manufacturing schedules and efficiency, the timing of sourced product receipts, the timing and volume of shipments, and the timing of various promotional events. Historically, the size of our backlog at a given time varies and may not be indicative of our future sales, and therefore, we do not rely entirely on backlogs to predict future sales.

During fiscal 2021 our orders significantly outpaced our production, which led to a record level of backlog as of June 30, 2021. For further discussion on the material increase in backlog, refer to the Impact of COVID-19 on our Business section further above.

Distribution and Logistics

We distribute our products through three national distribution centers, owned by the Company, strategically located in North Carolina and Virginia. These distribution centers provide efficient cross-dock operations to receive and ship product from our manufacturing facilities and third-party suppliers to our retail network of Company and independently operated retail home delivery centers. Retail home delivery centers prepare products for delivery into customers’ homes. At June 30, 2021, our Company-operated retail design centers were supported by 16 Company-operated retail home delivery centers and 11 home delivery centers operated by third parties.

The majority of our products are manufactured on a custom made-to-order basis. We also stock certain case goods, upholstery and home accents to provide for quick delivery of in-stock items and to allow for more efficient production runs. We utilize independent carriers to ship our products.

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

Human Capital Management

At June 30, 2021, our employee count totaled 4,188, with 3,036 employees in our wholesale segment and 1,152 in our retail segment. Our employee count represents an increase from 3,369 a year ago, which can be attributed to the increase in production at our manufacturing facilities combined with 37.8% growth in retail headcount to support the heightened demand. The prior year headcount of 3,369 was significantly lower than historical levels due to actions taken in the fourth quarter of fiscal 2020 to reduce our workforce in response to COVID-19. The majority of our employees are employed on a full-time basis and we believe we maintain good relationships with our employees. None of our employees are represented by unions or collective bargaining agreements and we have not experienced any work stoppages. In managing our business, we focus on a number of key human capital measures and objectives, which are rooted in our core values and include the following items:

Culture and Values

Since our founding, we have aimed to build a collaborative culture that emphasizes treating people with dignity and respect while offering employees a variety of opportunities and experiences. After almost nine decades in business, we believe the name “Ethan Allen” is well-known and highly regarded in the home furnishings marketplace. Our employees are vital to our success and are one of the main reasons we continue to execute at a high level. We believe our employees have an entrepreneurial spirit, a passion for style, a drive for excellence, outstanding communication skills and create a culture that embraces creativity, integrity, diversity, innovation and inclusion of people from all backgrounds. Our continued focus on making employee engagement a top priority will help us provide high quality products and services to our customers.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Diversity and Inclusion

Diversity and inclusion are two of our core values, as we recognize that our employees’ unique backgrounds, experiences and perspectives enable us to create and deliver the best-quality product and provide outstanding service to meet the needs of our customer base. We believe in creating and fostering a workplace in which all our employees feel valued, included and empowered to do their best work and contribute their ideas and perspectives. We are committed to recruiting and retaining diverse talent so that our workforce better reflects the communities in which we live and work. Our diversity and inclusion initiatives include developing impactful practices to advance our Company’s diversity and inclusion, supporting diversity awareness across our organization, maintaining an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment, and continuing to offer our employees multiple avenues through which to report inappropriate behavior, including our confidential whistleblower hotline.

Health and Safety

Ethan Allen is committed to protecting the health and safety of our employees. We care about our employee, customers, and the communities we serve. We have a strong safety program that focuses on implementing policies and training programs to ensure our employees can leave their job and return home safely, every day. This commitment and focus have enabled us to restart our business operations without sacrificing the safety of our employees and customers. In addition to our COVID-19 protections, which are discussed within the Impact of COVID-19 on our Business section further above, we have partnered with local communities in some of our North American manufacturing workshops to provide free transportation to and from work and offer daily low-cost meals. In coordination with national healthcare systems for our manufacturing facilities outside of the United States, we provide on-site medical clinics staffed by a doctor and a team of experienced nurses, who also provide a pharmacy to prescribe over-the-counter medications. In addition to offering onsite medical care, we partner with local physicians to provide medical care for every associate’s family members.

Community Giving

Throughout our history, philanthropy has been a core value to Ethan Allen. We strive to develop exceptional programs based on partnerships where employees feel a sense of connection and pride in their communities and our mission is to enhance the quality of life in the communities in which we work and live. Our philanthropic efforts include donations to local universities, arts organizations and more, while also supporting education initiatives and disaster relief for our employees. Responding to the COVID-19 pandemic, Ethan Allen helped produce more than 200,000 units of personal protective equipment. Our skilled craftspeople also turned  antimicrobial fabrics into washable medical-grade masks, as well as disposable fabric gowns. We further helped distribute masks to local schools, and both masks and gowns were given to nearby hospitals and other locations where essential workers needed them. In addition, when devastating hurricanes impacted our Honduras manufacturing operation during fiscal 2021, we acted quickly and through a strong coordinated effort with the local authorities, we worked to help our employees find safety, if needed. For those associates who lost personal belongings, we provided them necessary food, clothing, bedding and medications.

Compensation and Other Benefits

Our compensation programs are designed to attract, retain, and motivate team members to achieve strong results. We benchmark our compensation practices and benefits programs against those of comparable industries and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled labor throughout our enterprise. Certain of the benefits we offer include access to healthcare plans, financial and physical wellness programs, paid time off, parental leave and retirement benefits, including a 401(k) plan with Company matching contributions.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Competition

The home furnishings industry is a highly fragmented and competitive business. There has been growth in the e‑commerce channel both from internet only retailers and those with a brick-and-mortar presence. We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We compete with numerous individual retail home furnishing stores as well as national and regional chains. We further believe that we are uniquely positioned to compete on the basis of each of these factors and that, more specifically under our vertical integration structure, our complimentary interior design service, direct manufacturing, white glove delivery service, product presentations, and website create a competitive advantage, further supporting our mission of providing customers with a complete home decorating and design solution. We also believe that we differentiate ourselves further with the quality of our interior design service through our intensive training and the caliber of our interior design professionals. Our objective is to continue to develop and strengthen our retail network by (i) expanding the Company-operated retail business through the repositioning and opening of new design centers, (ii) obtaining new and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales, (iii) further expanding our sales network through our independent design associates and realtor referral programs, and (iv) further expanding our e-commerce.

Environmental Sustainability and Social Responsibility

We continue to be focused on environmental and social responsibility while incorporating uniform social, environmental, health and safety programs into our global manufacturing standards.

Our environmental (green) initiatives include, but are not limited to the use of responsibly harvested Appalachian woods, and water-based finishes and measuring our carbon footprint, greenhouse gases and recycled materials from our operations. We have eliminated the use of heavy metals and hydrochlorofluorocarbons in all packaging. Our mattresses and custom upholstery use foam made without harmful chemicals and substances. We have implemented the Enhancing Furniture’s Environmental Culture (“EFEC”) environmental management system sponsored by the American Home Furnishing Alliance (“AHFA”) at all our domestic manufacturing, distribution and home delivery center facilities, and have expanded these efforts to our retail design centers, which have now been registered in EFEC. Our Mexico and Honduras facilities are also registered under the AHFA's EFEC program. Our United States manufacturing, distribution and home delivery centers have also achieved Sustainable by Design (“SBD”) registration status under the EFEC program. SBD provides a framework for home furnishings companies to create and maintain a corporate culture of conservation and environmental stewardship by integrating socio-economic policies and sustainable business practices into their manufacturing operations and sourcing strategies.

Our manufacturing operations involve the use and disposal of certain substances regulated under environmental protection laws and, from time to time, we may be involved in a small number of remediation actions and site investigations concerning these substances. Based on a review of all currently known facts and our experience with previous environmental matters, we currently do not believe it is probable that we will have any additional loss for environmental matters that would be material to our consolidated financial statements.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Government Regulation

The Company is subject to reporting requirements, disclosure obligations and other recordkeeping requirements of the Securities and Exchange Commission (the “SEC”) and the various local authorities that regulate each location in which we operate.

Corporate Contact Information

Ethan Allen’s principal executive office is in Danbury, Connecticut.

●	Mailing address of the Company’s headquarters: 25 Lake Avenue Ext., Danbury, Connecticut 06811-5286
●	Telephone number: +1 (203) 743-8000
●	Website address: ethanallen.com

Available Information

Information contained in our Investor Relations section of our website at https://ir.ethanallen.com is not part of this Annual Report on Form 10-K. Information that we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K or exhibits included in these reports are available for download, free of charge, on our Investor Relations website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available free of charge through the SEC’s website at www.sec.gov.

Additionally, we broadcast live our quarterly earnings calls via the News & Events section of our Investor Relations website. We also provide notifications of news or announcements regarding our financial performance, including SEC filings, press and earnings releases, and investor events as part of our Investor Relations website. The contents of this website section are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document the Company files with the SEC and any reference to this section of our website is intended to be inactive textual references only.

Information about our Executive Officers

Listed below are the names, ages and current positions of our executive officers and, if they had not held those position for the past five years, their former positions during that period with Ethan Allen or other companies. This information is presented as of August 19, 2021, the date of this Annual Report on Form 10-K.

M. Farooq Kathwari*, age 76

●	Chairman of the Board, President and Chief Executive Officer since 1988

Brynne Duncan, age 63

●	Senior Vice President, Manufacturing and Contract Business since March 2021
●	Vice President, Business Development from March 2019 to March 2021
●	Senior Director, Business Development from June 2014 to March 2019

Daniel Edinger, age 59

●	Senior Vice President, Retail since March 2021
●	Vice President, Retail from December 2020 to March 2021
●	Senior Managing Director, Retail from April 2020 through December 2020
●	District Design Manager, Retail from December 1989 to April 2020

Amy Franks, age 47

●	Senior Vice President, Retail since March 2021
●	Joined the Company as Vice President, Retail in January 2021
●	Previously held senior retail leadership position at Bassett Furniture Industries, Inc. from 2019 to 2021
●	Prior to joining Bassett in 2019, she was Vice President, Retail at Ethan Allen since 2013

Rodney A. Hutton, age 53

●	Chief Marketing Officer since joining the Company on a full-time basis in January 2020
●	Consultant to Ethan Allen from September 2019 to January 2020
●	Previously held senior marketing, brand management and merchandising roles in a number of leading enterprises including Ralph Lauren, Giorgio Armani, Karl Lagerfeld, Ann Klein and Iconix Brand Group

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Eric D. Koster, age 74

●	Vice President, General Counsel and Secretary since April 2013
●	Private practice prior to joining the Company in April 2013

Christopher H. Robertson, age 52

●	Vice President, Logistics and Service since January 2016
●	Director, Operations Support since May 2011

Corey Whitely, age 61

●	Executive Vice President, Administration and Chief Financial Officer since July 2014
●	Executive Vice President, Operations from October 2007 through July 2014

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

Risks Related to COVID-19 and its Impacts

The global COVID-19 pandemic has, and could continue to have, a material adverse effect on our business and results of operations.

The ongoing global COVID-19 pandemic has impacted the world economy, increased volatility within the financial markets, disrupted international trade, increased unemployment levels and significantly impacted global supply chains, all of which have affected and continue to affect the home furnishings industry and the Company’s business.

In our action plan in response to COVID-19 that we announced on April 1, 2020, we took immediate action and made a number of adjustments to our business operations, but not limited to, temporarily closing our design centers and manufacturing plants, reducing our employee headcount, and curtailing certain operating expenses. Our approach to the COVID-19 pandemic continues to evolve as business trends substantially improved during fiscal 2021 as consumers have continued to allocate more discretionary spending to home furnishings. We reopened all of our retail design centers and resumed our North American manufacturing. Temporary salary reductions were lifted, headcount increased and our Board of Directors reinstated the regular quarterly cash dividend.

Although some state and local governments have eased restrictions, it is possible that a resurgence in COVID-19 cases, particularly due to the rise in cases associated with variants of COVID-19, could prompt a return to tighter restrictions in certain areas. Furthermore, while the home furnishings industry has fared better during the pandemic than certain other sectors of the economy, continued economic weakness could continue to have an adverse impact upon our business. While we continue to serve our customers and operate our business while managing the ongoing COVID-19 pandemic, there can be no assurance that future COVID-19 related developments will not have an impact on our business, results of operations or financial condition since the extent and duration of the pandemic remains highly uncertain. We will continue to make decisions regarding the sources and uses of capital in our business to reflect and adapt to changes in market conditions, including any lasting effects of COVID-19.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Despite our efforts to manage various impacts, including on those associated with our supply chain, the availability and pricing of raw materials, the ability to service our record backlog and the health and safety of our employees and customers, future adverse developments related to the ongoing COVID-19 pandemic, including additional waves of COVID-19 outbreaks, evolving international, federal, state and local restrictions and safety regulations, changes in consumer behavior, health concerns, the pace of economic activity, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or including our financial results and business performance. Therefore, we currently cannot estimate with any degree of certainty the potential impact to our financial position, results of operations and cash flows.

Changes in consumer spending due to COVID-19 has had, and may continue to have, a material adverse effect on our results of operations.

Any significant reduction in consumer willingness to visit our design centers, levels of consumer spending, employee willingness to work in our design centers, or additional closures of our design centers or distribution centers, due to COVID-19 or its related impact on the economy, consumer sentiment or health concerns, already resulted and could result in a further loss of revenues, profits, cash flows, and other materially impactful effects on our business and operations. Our customers may have been, and may continue to be negatively affected by layoffs or work reductions as a result of the global economic downturn caused by COVID-19, which may have negatively impacted, and could continue to negatively impact demand for our products as customers delay or reduce discretionary purchases. Any significant reduction in customer traffic and spending at our design center, caused directly or indirectly by COVID-19, would continue to result in a loss of revenue and profits and could result in other material adverse effects.

A resurgence of COVID-19 and resulting containment measures could negatively impact our ability to fulfill existing order backlog or cause changes in consumer demand, which could have a material adverse effect on our financial performance.

Although unable to predict with certainty, we expect gradual decreases in wholesale and retail backlogs over the course of our fiscal 2022 year as a result of an anticipated lower rate of future incoming orders coupled with increased manufacturing and shipping activity. If we are unable to reduce the backlogs and increase the speed of order fulfillment it is possible that some of our customers may begin to cancel existing orders and require refunds of deposits, which could have an adverse impact upon our liquidity and results of operations. While the home furnishings industry has fared much better during the pandemic than other sectors of the economy, continued economic weakness, the recent surge in COVID-19 cases and any containment measures to stop further spread may have an adverse impact upon our business. Furthermore, the economic recession brought on by the pandemic may eventually have an adverse impact on consumer demand for our products. Should these conditions persist for a prolonged period, this may have a continuing material adverse impact on our ultimate financial condition and liquidity.

A resurgence of COVID-19 could lead to temporary closures, including our distribution centers, which could have a material adverse effect on our business.

Although our distribution centers were fully operational as of the date of filing of this Annual Report on Form 10-K, governmental mandates from a resurgence in COVID-19 or illness or absence of a substantial number of distribution center employees could require that we temporarily close one or more of our distribution centers. A resurgence could also prohibit or significantly limit us, or our third party logistics providers, from delivering to our customers and our design centers, which would complicate or prevent our fulfilling orders and, would complicate or prevent our ability to supply merchandise to these design centers. Further, although we continue to implement strong physical and cyber-security measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyber-attacks and other disruptions due to the fact that a significant portion of our employees work remotely as a result of the ongoing COVID-19 pandemic, and we cannot be certain that our mitigation efforts will be effective.

We may require funding from external sources, which may not be available at the levels we require, or may cost more than we expect, and, as a consequence, our expenses and operating results could be negatively affected.

Our liquidity could be negatively impacted if the COVID-19 pandemic continues to persist for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels and meet our financial obligations. Depending on the continued impact of the pandemic, further actions may be required to improve our cash position and capital structure. Concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and capital markets, which has adversely impacted our stock price and may materially adversely affect our ability to access capital markets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Home Furnishings Industry Risks

Declines in certain economic conditions, which impact consumer confidence and consumer spending, could negatively impact our sales, results of operations and liquidity.

The home furnishings industry and our business is particularly sensitive to declines in general economic conditions and to uncertainty regarding future economic prospects, including the current and evolving negative economic impact of the COVID-19 pandemic. Our principal products are consumer goods that may be considered postponable purchases. Economic downturns and prolonged negative conditions in the economy could affect consumer spending habits by decreasing the overall demand for discretionary items, including home furnishings. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is limited, unemployment rates increase or there is uncertainty about future economic prospects. In addition, changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors also impact our business. We have seen negative effects on certain of these measures due to the COVID-19 pandemic. Consumer spending could remain depressed for an extended time and improvement in our sales could lag behind a general economic recovery as consumers may postpone the purchase of relatively higher-cost discretionary items.

Other financial or operational difficulties due to competition may result in a decrease in our sales, earnings, and liquidity.

The residential home furnishings industry is highly competitive and fragmented. We currently compete with many other manufacturers and retailers, including online retailers, some of which offer widely advertised products, and others, several of which are large retail dealers offering their own store-branded products. Competition in the residential home furnishings industry is based on quality, style of products, perceived value, price, service to the customer, promotional activities, and advertising. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings and liquidity.

Consumer Demand Risks

A significant shift in consumer preference toward purchasing products online could have a materially adverse impact on our sales and operating margin.

A majority of our business relies on physical design centers that merchandise and sell our products and a significant shift in consumer preference towards exclusively purchasing products online could have a materially adverse impact on our sales and operating margin. During fiscal 2021, we experienced lower traffic to our company-operated design centers, similar to other home furnishing retailers, as consumers shifted to purchasing more product online. The COVID-19 pandemic has accelerated the shift to online purchases by changing customer shopping patterns and behaviors, including decreased consumer willingness to visit physical retail locations. We are attempting to meet consumers where they prefer to shop by expanding our online capabilities and improving the user experience at ethanallen.com to drive more traffic to both our online site and our physical design centers.

Rapidly evolving technologies are altering the manner in which the Company and its competitors communicate and transact with customers. Customers adoption of new technology and related changes in customer behavior, presents a specific risk in the event we are unable to successfully execute our technology plans or adjust them over time if needed. Further, unanticipated changes in pricing and other practices of competitors, including promotional activity, such as thresholds for free shipping and rapid price fluctuation enabled by technology, may adversely affect our performance.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

An overall decline in the health of the economy and consumer spending may affect consumer purchases of discretionary items, which could reduce demand for our products and materially harm our sales, profitability and financial condition.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence general consumer spending on discretionary items in particular. Factors influencing consumer spending include general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, civil disturbances and terrorist activities, foreign currency exchange rate fluctuations, consumer confidence in future economic and political conditions, natural disasters, and consumer perceptions of personal well‑being and security, including health epidemics or pandemics, such as the COVID-19 pandemic. Prolonged or pervasive economic downturns could slow the pace of new design center openings or cause current design centers to temporarily or permanently close. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

Historically, because customers consider home furnishings to be postponable purchases, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Should the current economic recovery falter or the current recovery in housing starts to stall, consumer confidence and demand for home furnishings could deteriorate, which could adversely affect our business through its impact on the performance of our Company-operated design centers, as well as on our independent licensees and the ability of a number of them to meet their obligations to us.

Risks Related to our Brand and Product Offerings

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

Sales of our products are dependent upon consumer acceptance of our product designs, styles, quality and price. We continuously monitor changes in home design trends through attendance at international industry events and fashion shows, internal marketing research, and regular communication with our retailers and design professionals who provide valuable input on consumer tendencies. However, as with all retailers, our business is susceptible to changes in consumer tastes and trends. Such tastes and trends can change rapidly and any delay or failure to anticipate or respond to changing consumer tastes and trends in a timely manner could materially adversely impact our business, operating results and financial condition.

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

Supply Chain Risks

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Supply chain management disruption has had, and could continue to have, a material adverse effect on our results of operations.

Supply chain challenges have been faced by the entire home furnishings industry, including the Company, as a result of COVID-19 related labor shortages and supply chain disruptions. These supply chain disruptions have created significant delays in our ability to fulfill customer orders and increased backlogs. We continue to produce about 75% of our products in our North American manufacturing facilities. The other 25% is sourced primarily from Southeast Asia and China. The receipt of inventory sourced from impacted areas has been slowed or disrupted and our merchandise suppliers are expected to face similar challenges in receiving materials and fulfilling our orders. In addition, ocean freight capacity issues continue to persist worldwide due to the ongoing global COVID-19 pandemic as there is much greater demand for shipping and reduced capacity and equipment, which has resulted in recent price increases per shipping container. Streamline ships are charging priority booking fees to allocate space as they have less ships and workers operating. While we continue to manage and evaluate our freight carriers, there is no indication that shipping container rates will return to historical levels in the near-term and these increases could have a material adverse affect on our consolidated results of operations. Furthermore, transportation delays, increases on shipping containers, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas, may impact our or our suppliers’ operations.

Fluctuations in the price, availability and quality of raw materials have resulted in increased costs and caused production delays which, if continued, could result in a decline in sales, either of which could materially adversely impact our earnings.

Although we have instituted measures to ensure our supply chain remains open to us, we experienced raw material supply chain challenges related to suppliers negatively impacted by COVID-19 shutdowns and shipping delays. These global supply chain challenges could continue and in turn materially adversely impact our manufacturing production and fulfillment of backlog. While we strive to maintain a number of sources for our raw materials, the impact of COVID-19 on raw materials and increased demand on our supply chain, has created additional pricing and availability pressures. During fiscal 2021, certain raw material prices, such as foam, springs, logs and lumber, significantly increased and in some instances, limited our production due to sourcing delays. Continued higher raw material prices and costs of sourced products could have an adverse effect on our future margins. We expect raw material prices to remain at historically high levels in many categories during fiscal 2022 due to price inflation in certain raw materials and global supply chain complexities. COVID-19 related issues will continue to introduce uncertainty into many markets, especially with respect to freight and labor availability. To the extent that we experience incremental costs in any of these areas, we may increase our selling prices or assess material surcharges to offset the impact. However, increases in selling prices, or surcharges, may not fully mitigate the impact of raw material cost increases which would adversely impact operating income.

Manufacturing Risks

Competition from overseas manufacturers and domestic retailers may materially adversely affect our business, operating results or financial condition.

Our wholesale business segment is involved in the development of our brand, which encompasses the design, manufacture, sourcing, sales and distribution of our home furnishings products, and competes with other United States and foreign manufacturers. Our retail network sells home furnishings to consumers through a network of independently operated and Company-operated design centers, and competes against a diverse group of retailers ranging from specialty stores to traditional home furnishings and department stores, any of which may operate locally, regionally, nationally or globally, as well as over the internet. We also compete with these and other retailers for retail locations as well as for qualified design professionals and management personnel. Such competition could adversely affect our future financial performance.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We cannot provide assurance that we will be able to establish or maintain relationships with sufficient or appropriate manufacturers, whether foreign or domestic, to supply us with selected case goods, upholstery and home accent items to enable us to maintain our competitive advantage. In addition, the emergence of foreign manufacturers has served to broaden the competitive landscape. Some of these competitors produce products not manufactured by us and may have greater financial resources available to them or lower costs of operating. This competition could materially adversely affect our future financial performance.

Our number of manufacturing sites may increase our exposure to business disruptions and could result in higher costs.

We have a limited number of manufacturing sites in our case goods and upholstery operations and consolidated our distribution network into fewer centers for both wholesale and retail segments. Our upholstery operations consist of two upholstery plants at our North Carolina campus and two plants in Mexico. The Company operates two manufacturing plants (Vermont and Honduras) and one sawmill, one rough mill and one lumberyard in support of our case goods operations. As a result of the consolidation of our manufacturing operations into fewer facilities, if any of our manufacturing sites experience significant business interruption, our ability to manufacture or deliver our products in a timely manner would likely be impacted. The consolidation to fewer locations has resulted in longer distances for delivery and could result in higher costs to transport products if fuel costs increase significantly.

Environmental, Health and Safety Risks

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

Technology and Data Security Risks

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Successful cyber-attacks and the failure to maintain adequate cyber-security systems and procedures could materially harm our operations.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses such as ours. Cyber-attacks are becoming more sophisticated and frequent, and in some cases have caused significant harm. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. We operate many aspects of our business including financial reporting, and customer relationship management through server and web‐based technologies, and store various types of data on such servers or with third‐parties who in turn store it on servers and in the cloud. Any disruption to the internet or to the Company's or its service providers' global technology infrastructure, including malware, insecure coding, “Acts of God,” attempts to penetrate networks, data theft or loss and human error, could have adverse effects on the Company's operations. A cyber-attack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers. The risk of cyberattacks to our Company also includes attempted breaches of contractors, business partners, vendors and other third parties. We have a comprehensive cybersecurity program designed to protect and preserve the integrity of our information technology systems. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our IT systems or networks; however, none of these actual or attempted cyber-attacks had a material impact on our operations or financial condition.

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

Legal and Regulatory Risks

Global and local economic uncertainty may materially adversely affect our manufacturing operations or sources of merchandise and international operations.

Economic uncertainty, as well as other variations in global economic conditions such as fuel costs, wage and benefit inflation, and currency fluctuations, may cause inconsistent and unpredictable consumer spending habits, while increasing our own input costs. These risks resulting from global and local economic uncertainty could also severely disrupt our manufacturing operations, which could have a material adverse effect on our financial performance. We import approximately 25% of our merchandise from outside of the United States as well as operate manufacturing plants in Mexico and Honduras and retail design centers in Canada. As a result, our ability to obtain adequate supplies or to control our costs may be adversely affected by events affecting international commerce and businesses located outside the United States, including natural disasters, public health crises such as the ongoing COVID-19 pandemic, changes in international trade including tariffs, central bank actions, changes in the relationship of the United States dollar versus other currencies, labor availability and cost, and other governmental policies of the United States and the countries from which we import our merchandise or in which we operate facilities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Changes in United States trade and tax policy could materially adversely affect our business and results of operations.

Changes in the political environment in the United States may require us to modify our current business practices. Because we manufacture components and finished goods in Mexico and Honduras and purchase components and finished goods manufactured in foreign countries, including China, we are subject to risks relating to increased tariffs on United States imports, and other changes affecting imports. We may not be able to fully or substantially mitigate the impact of tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could negatively impact customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations.

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

Interest payments on our future borrowings may be materially adversely affected by the phasing out of LIBOR.

Any future borrowings under our revolving credit facility has an interest rate tied to LIBOR, which is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of calendar year 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and end its publication. If LIBOR is no longer available, or otherwise at our option, we will pursue alternative interest rate calculations in our Credit Agreement, including the use of the Secured Overnight Financing Rate (“SOFR”). A number of other alternatives to LIBOR have been proposed or are being developed, but it is not clear which, if any, will be adopted. Any of these alternative methods may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

Human Capital Risk

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

In addition, COVID-19 increases the risk that certain senior executive officers or a member of our Board could become ill, causing them to be incapacitated or otherwise unable to perform their duties for an extended absence. Furthermore, because of the nature of the disease, multiple people working in close proximity could also become ill simultaneously which could result in the same department having extended absences. This could negatively impact the efficiency and effectiveness of processes and internal controls throughout the Company.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Financial Risks

Our total assets include substantial amounts of long-lived assets. Changes to estimates or projections used to assess the fair value of these assets, financial results that are lower than current estimates at certain design center locations or determinations to close underperforming locations may cause us to incur future impairment charges, negatively affecting its financial results.

We make certain accounting estimates and projections with regard to individual design center operations as well as overall Company performance in connection with our impairment analysis for long-lived assets in accordance with applicable accounting guidance. An impairment charge may be required if the impairment analysis indicates that the carrying value of an asset exceeds the sum of the expected undiscounted cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results, including sales growth rates. If actual results differ from Company estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our financial results could be negatively affected.

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

General Risk Factors

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

As protection against operational hazards and risks, we maintain business insurance against many, but not all, potential losses or liabilities arising from such risks. Uninsured losses and liabilities from operating risks could reduce the funds available to us for capital and investment spending and could have a material adverse impact on the results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Ethan Allen’s 144,000 square foot corporate headquarters building, located in Danbury, Connecticut, is owned by the Company.

Wholesale Segment. As of June 30, 2021, we operate nine manufacturing facilities located in the United States, Mexico and Honduras. These facilities are owned by the Company and include five case goods plants (including one sawmill, one rough mill and one lumberyard) totaling 1,306,000 square feet and four upholstery plants totaling 1,171,000 square feet. Three of our case goods manufacturing facilities are located in Vermont, one is in Honduras and one is in North Carolina. We have two upholstery manufacturing facilities at our North Carolina campus and two in Mexico. Our wholesale segment also owns and operates three national distribution and fulfillment centers, which are a combined 1,175,000 square feet. Our distribution facilities are located in North Carolina and Virginia.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail Segment. As of June 30, 2021, there were 141 Company-operated retail design centers totaling 2,071,000 square feet and averaging approximately 14,700 square feet in size per location. Of the 141 Company-operated retail design centers, 49 of the properties are owned and 92 are leased. We also own three and lease 13 retail home delivery centers, totaling approximately 845,000 square feet. Our retail home delivery centers are located throughout the United States and Canada and serve to support our various retail design centers.

The location activity and geographic distribution of our retail network for fiscal years ended June 30, 2021 and 2020, respectively, are as follows:

	Fiscal 2021			Fiscal 2020

	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	160	144	304	158	144	302
New locations	18	3	21	13	9	22
Closures	(17)	(6)	(23)	(10)	(10)	(20)
Transfers	-	-	-	(1)	1	-
Balance at June 30	161	141	302	160	144	304
Relocations (in new and closures)	-	2	2	1	7	8

Retail Design Center geographic locations:
United States	34	136	170	35	138	173
Canada	-	5	5	-	6	6
China	109	-	109	107	-	107
Other Asia	11	-	11	11	-	11
Europe	1	-	1	1	-	1
Middle East	6	-	6	6	-	6
Total	161	141	302	160	144	304

We believe that all our properties are well maintained, in good condition, are being used productively and are adequate to meet our requirements for the foreseeable future. In the past two fiscal years, in an effort to further improve and optimize our manufacturing and logistics operations, we converted our Old Fort, North Carolina plant into a state-of-the-art distribution center to support our national distribution structure, consolidated our United States case goods manufacturing into Vermont, expanded our Maiden, North Carolina campus and consolidated two separate distribution operations to our Old Fort, North Carolina facility.

For additional information regarding leases for our properties, see Note 6, Leases, of the notes to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

ITEM 3.      LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings, claims, litigation and other proceedings arising in the ordinary course of business. Based on a review of all currently known facts and our experience with previous legal matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal matters. We currently do not believe it is probable that we will have any additional loss that would have a material adverse effect on our consolidated financial position, our results of operations or our cash flows. However, these matters are subject to inherent uncertainties and our view of these matters may change in the future.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information, Holders of Record, Dividends, Securities Authorized for Issuance and Stock Performance Graph

Market Information. Ethan Allen common stock is traded on the New York Stock Exchange (the “NYSE”) under ticker symbol “ETD”. On August 4, 2021, the Company announced that it was changing its ticker symbol from “ETH” to “ETD”, using the “D” for Design, which is reflective of our focus on interior design and the personal services of our design professionals throughout our global retail network of over 300 design centers. The ticker symbol change became effective on August 16, 2021.

Holders of Record. As of August 11, 2021, there were 256 shareholders of record of our common stock, including Cede & Co., the nominee of the Depository Trust Company. However, because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends. On April 28, 2020, in response to the COVID-19 pandemic, our Board of Directors temporarily suspended the Company’s regular quarterly cash dividend. Subsequently on August 4, 2020, our Board of Directors met with management and determined that it was appropriate to return capital to shareholders in the form of a quarterly cash dividend and reinstated the regular quarterly dividend equal to the pre-COVID-19 level of $0.21 per share. On November 12, 2020, our Board increased the regular quarterly cash dividend by 19% to $0.25 per share and in the just completed fourth quarter of fiscal 2021, we paid a special cash dividend of $0.75 per share. Total cash dividends paid to shareholders during fiscal 2021 was $1.71. We have historically paid quarterly cash dividends and expect to continue to declare and pay comparable quarterly cash dividends for the foreseeable future, business conditions permitting and subject to final determination by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans. Refer to Part III of this Annual Report on Form 10-K.

Stock Performance Graph. The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in our common stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Furnishings Index on June 30, 2016. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on June 30, 2021. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

Company/Index/Market	2016	2017	2018	2019	2020	2021
Ethan Allen Interiors Inc.	$100.00	$97.76	$74.15	$63.74	$35.81	$83.54
S&P 500 Index	$100.00	$115.46	$129.52	$140.16	$147.71	$204.75
Dow Jones U.S. Furnishings Index	$100.00	$116.44	$94.83	$84.97	$77.18	$131.79

*This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Ethan Allen under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(b)	Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during fiscal 2021.

(c)	Purchases of Equity Securities by the Issuer

We did not repurchase any shares of our outstanding common stock during the fourth quarter of fiscal 2021 under the Share Repurchase Program. At June 30, 2021, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to the Share Repurchase Program. In the future we may from time to time make repurchases in the open market and through privately negotiated transactions, subject to market conditions, including pursuant to our previously announced Share Repurchase Program. There is no expiration date on the repurchase authorization.

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable as the Company has applied the amendment to Regulation S-K Item 301, which became effective on February 10, 2021.

For selected financial data, including certain significant trends in our financial condition and results of operations, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.

The MD&A is based upon, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included under Item 8 of this Annual Report on Form 10-K.

Executive Overview

Who We Are. Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality and personalized service. We provide complimentary interior design service to our clients and sell a full range of home furnishing products through a retail network of approximately 300 design centers in the United States and abroad as well as online at ethanallen.com. Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of June 30, 2021, the Company operates 141 retail design centers; 136 located in the United States and five in Canada. Our 161 independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate nine manufacturing facilities, including three manufacturing plants, one sawmill, one rough mill and a lumberyard in the United States and two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are made in our North American plants while we also partner with various suppliers located in Europe, Asia, and other various countries to produce products that support our business.

Business Model. Ethan Allen has a distinct vision of American style, rooted in the kind of substance that we believe differentiates us from our competitors. Our business model is to maintain continued focus on (i) capitalizing on the professional service offered to our customers by our interior design professionals in our retail design centers, (ii) investing in new technologies across key aspects of our vertically integrated business, (iii) utilizing ethanallen.com as a key marketing tool to drive traffic to our design centers, (iv) communicating our messages with strong advertising and marketing campaigns, and (v) leveraging the benefits of our vertical integration by maintaining a strong manufacturing capacity in North America.

Our competitive advantages arise from:

●	our North American manufacturing workshops providing high-quality products of the finest craftsmanship;
●	offering complimentary design service through our interior design professionals;
●	the use of technology combined with the personal service of our interior design professionals;
●	offering a wide array of custom made-to-order products across our upholstery, case goods, and accent product categories;
●	having built a strong retail network, both of independent licensees and Company-operated locations;

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

●	maintaining a logistics network of national distribution centers and retail home delivery centers providing white-glove home delivery service; and
●	leveraging our vertically integrated structure.

Our strategy emphasizes the ability to position Ethan Allen as a preferred brand offering complimentary design service together with products of superior style, quality and value to provide customers with a comprehensive, one-stop shopping solution for their home furnishing and interior design needs. In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, designed to complement one another, reflecting current fashion trends in home decorating. We continuously monitor changes in home fashion trends through industry events and fashion shows, internal market research, and regular communication with our retailers and design center design professionals who provide valuable input on consumer trends. We believe that the observations and input gathered enable us to incorporate appropriate style details into our products to react quickly to changing customer tastes.

Product Offering Introductions. Our product offerings continue to evolve and transform to meet the changing demands and tastes of our customers. We refreshed many of our product lines over the past several years. During fiscal 2021, we strengthened our bedding and mattresses offerings by introducing new products and styles. With an increased focus on the home, we also prioritized home office and making the customers home a haven. New offerings within home office, bedroom, living and dining room were launched. In addition, our outdoor product category offerings were enhanced during fiscal 2021. Prior to that, during fiscal 2020, we launched new products including Lucy, a mid-century modern inspired upholstery collection that launched very successfully, and Farmhouse, a country cottage inspired collection that has received strong reviews. In fiscal 2019, we introduced our Relaxed Modern product line, a casual, livable, inspired by nature, transitional design made of mixed materials as well as expanded our Outdoor collection.

Impact of COVID-19 on our Business. For a discussion of how COVID-19 has impacted and may continue to impact our business and financial condition, please refer to the discussion under the heading Impact of COVID-19 on our Business in Part I, Item 1 of this Annual Report on Form 10-K. In addition, refer to Item 1A. Risk Factors of this Annual Report on Form 10-K for further discussion of the potential impact of the COVID-19 pandemic on our business.

Fiscal 2021 Financial Year in Review. Despite many challenges due to the COVID-19 pandemic, our business performed well during fiscal 2021 as the increased consumer focus on the home created strong demand for our product offerings and interior design services. We recently passed the anniversary of the reopening of our design centers and manufacturing facilities and through the collective efforts of our associates, the Company was able to report strong results. Many of the changes we implemented a year ago, such as the previously announced manufacturing and optimization initiatives, certain reductions in employee headcount, increased use and leverage of technology, streamlined certain workflows and the elimination of non-essential spending, have allowed us to control expenses and improve our operating leverage. Our strong cash position provided us flexibility to pay down 100% of our outstanding debt as well as take advantage of opportunities and advance our strategic goals. Additionally, we strengthened our business by expanding production capacity, enhanced our use of technology and brought back many associates to further our talent. For the full fiscal 2021 year, we delivered consolidated net sales growth of 16.2%, operating margin of 11.3%, diluted earnings per share (“EPS”) of $2.37, cash from operations of $129.9 million, and returned $43.3 million to shareholders through cash dividends. Both our wholesale and retail segments experienced record demand, with written orders increasing 31.7% at wholesale and 47.7% at retail. Demand further accelerated during the fourth quarter of fiscal 2021, with retail written orders up 105.0% and wholesale written orders up 82.3%. This demand has led to record backlog as of June 30, 2021 as written orders outpaced net sales, which we expect to service and reduce during fiscal 2022. Our merchandising and supply-chain teams effectively managed raw material shortages, price increases, manufacturing delays and shipping container increases as we were able to achieve a gross profit margin of 57.4% for fiscal 2021 despite these challenges. As of June 30, 2021, our employee count was 4,188, up 24.3% in the past 12 months, as we ramped back up staffing to further strengthen our manufacturing and retail teams. Our Board reinstated our regular quarterly cash dividend in August 2020 and subsequently increased the regular quarterly cash dividend by 19% in November 2020. We also paid a special cash dividend of $0.75 per share in May 2021. Other notable events during fiscal 2021 included the opening of several new design centers including Oxnard, California; Towson, Maryland; Alpharetta, Georgia; and Portland, Oregon as well as holding our first-ever virtual celebration to congratulate associates for their exceptional interior design work.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Optimization of Manufacturing and Logistics. Our vertical integration is a competitive advantage for us. Our North American manufacturing and logistics operations are an integral part of an overall strategy to maximize production efficiencies and maintain this competitive advantage. Over the past three years, we have executed on key initiatives to further optimize our manufacturing and logistics, including closing our Passaic, New Jersey property, converting our Old Fort, North Carolina case goods manufacturing operations into a national distribution center, expanding our existing Maiden, North Carolina manufacturing campus and most recently, closing our Atoka, Oklahoma distribution center and consolidating its workflow into our Old Fort, North Carolina facility. In connection with these initiatives, we recorded pre-tax restructuring and other exit charges totaling $0.4 million during fiscal 2021 compared with $2.1 million during fiscal 2020. The prior year charges consisted of $1.3 million in abnormal manufacturing variances associated with the Passaic and Old Fort facilities, $0.8 million in employee severance and other payroll and benefit costs and $0.7 million in other exit costs partially offset by $0.7 million in gains from the sale of property, plant and equipment held at our Old Fort facility. We also completed the sale of our Passaic property in September 2019 to an independent third party and received $12.4 million in cash less certain adjustments, including $0.9 million in selling and other closing costs. As a result of the sale, we recognized a pre-tax gain of $11.5 million in fiscal 2020.

Retail Segment Restructuring and Impairment Charges. During fiscal 2021 we recorded $2.5 million of restructuring and impairment charges within the retail segment. Of this total, approximately $0.6 million was a non-cash impairment charge for long-lived assets held at a retail design center, $1.5 million in remaining contractual obligations under leased space that was exited during fiscal 2021 and $0.8 million in severance and other charges. These charges were partially offset by the sale of two previously owned retail design centers, which together, resulted in a pre-tax gain of $0.5 million.

Inventory Write-downs. During fiscal 2021 we recorded a non-cash charge of $0.6 million related to the write-down and disposal of certain slow moving and discontinued inventory items, which was due to actual demand and forecasted market conditions for these inventory items being less favorable than originally estimated. Of the total inventory write-down, $0.4 million related to slow moving finished goods with the remaining $0.2 million consisting of raw materials that were disposed.

CARES Act. In taking advantage of the stimulus measures under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), during fiscal 2020, we recorded employee retention credits of $1.2 million representing eligible wages paid to employees affected by the cessation of our operations. No additional credits were taken during fiscal 2021. We also elected to defer the employer-paid part of social security taxes beginning with pay dates on and after March 12, 2020. At June 30, 2021, we deferred a total of $3.9 million in employer-paid social security taxes, of which 50% was recorded on our consolidated balance sheet within Accounts payable and accrued expenses with the remaining balance in Other long-term liabilities because we are not required to pay any part of the deferred amount until December 31, 2021, at which time 50% is due, with the remaining amount due December 31, 2022.

Fiscal 2022 and Beyond. Demand trends remain strong across the business with backlog at record levels. As we head into the fiscal 2022 year, we are focused on continuing to increase capacity and deliver product while making investments in technology solutions across the Company, all to enhance the customer experience, drive future growth and emerge stronger in a post-pandemic environment. We believe we have an opportunity to continue our growth in sales and profitability due to our retail network, the personal service of our interior design professionals increasingly combined with technology, our unique vertical integration whereby 75% of products are made in our North American manufacturing workshops, and our logistics network of national distribution centers and retail home delivery centers delivering product with white glove service to our clients’ homes.

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share amounts).

	Fiscal Year Ended June 30,
	2021	% of Sales	% Chg	2020	% of Sales	% Chg	2019	% of Sales	% Chg
Net sales	$685.2	100.0%	16.2%	$589.8	100.0%	(21.0%)	$746.7	100.0%	(2.6%)
Gross profit	$393.1	57.4%	21.7%	$323.1	54.8%	(21.1%)	$409.5	54.8%	(1.6%)
Adjusted gross profit(1)	$393.7	57.5%	19.8%	$328.6	55.7%	(20.2%)	$411.5	55.1%	(1.1%)
Operating income	$77.3	11.3%	427.8%	$14.6	2.5%	(56.9%)	$33.9	4.5%	(30.5%)
Adjusted operating income(1)	$80.3	11.7%	370.6%	$17.1	2.9%	(69.0%)	$55.1	7.4%	9.8%
Net income	$60.0	8.8%	574.2%	$8.9	1.5%	(65.4%)	$25.7	3.4%	(29.3%)
Adjusted net income(1)	$60.1	8.8%	344.5%	$13.5	2.3%	(67.5%)	$41.6	5.6%	11.6%
Diluted EPS	$2.37		597.1%	$0.34		(64.6%)	$0.96		(27.3%)
Adjusted diluted EPS(1)	$2.37		355.8%	$0.52		(66.7%)	$1.56		15.6%
Cash flow from operating activities	$129.9		146.5%	$52.7		(4.6%)	$55.2		30.0%
Wholesale written orders			31.7%			(17.9%)			(10.8%)
Retail written orders			47.7%			(18.4%)			(1.4%)

(1)

Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of generally accepted accounting principles in the United States (“GAAP”) to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of consolidated net sales and operating income (loss) by business segment are presented in the following table (in millions):

	Fiscal Year Ended June 30,
	2021	2020	2019
Net sales
Wholesale segment	$413.1	$337.9	$441.6
Less: intersegment sales	(282.9)	(210.9)	(284.7)
Wholesale sales to external customers	130.2	127.0	156.9
Retail segment	555.0	462.8	589.8
Consolidated net sales	$685.2	$589.8	$746.7

Operating income (loss)
Wholesale segment	$52.3	$33.1	$42.4
Retail segment	28.8	(21.4)	(10.5)
Elimination of intercompany profit(1)	(3.8)	2.9	2.0
Consolidated operating income	$77.3	$14.6	$33.9

(1)	Represents the change in wholesale profit contained in the retail segment inventory existing at the end of the period.

A summary of segment changes from the applicable prior fiscal year is presented in the following table:

	Fiscal Year Ended June 30,
	2021	2020	2019
Wholesale segment:
Net sales	22.2%	(23.5%)	(7.2%)
Operating income	57.9%	(22.1%)	(12.4%)
Wholesale orders	31.7%	(17.9%)	(10.8%)

Retail segment:
Net sales	19.9%	(21.5%)	0.4%
Operating income	234.6%	(103.4%)	(505.8%)
Retail orders	47.7%	(18.4%)	(1.4%)

The following table shows selected design center location information.

	Fiscal 2021			Fiscal 2020
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	160	144	304	158	144	302
New locations	18	3	21	13	9	22
Closures	(17)	(6)	(23)	(10)	(10)	(20)
Transfers	-	-	-	(1)	1	-
Balance at June 30	161	141	302	160	144	304
Relocations (in new and closures)	-	2	2	1	7	8

Retail Design Center Geographic locations:
United States	34	136	170	35	138	173
Canada	-	5	5	-	6	6
China	109	-	109	107	-	107
Other Asia	11	-	11	11	-	11
Europe	1	-	1	1	-	1
Middle East	6	-	6	6	-	6
Total	161	141	302	160	144	304

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

For an understanding of the significant factors that influenced our financial performance in fiscal 2021 compared with fiscal 2020, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented under Item 8 in this Annual Report on Form 10-K.

Fiscal 2021 Compared to Fiscal 2020

Consolidated net sales for fiscal 2021 were $685.2 million, an increase of 16.2% compared with the same prior year period. Net sales increased by 22.2% within the wholesale segment and by 19.9% in the retail segment. Consolidated net sales were 16.2% higher primarily due to a strong pace of written orders during the year combined with our manufacturing facilities ramping up production to meet this demand after the temporary plant closures in our first quarter of fiscal 2021. While our written orders have outpaced current production, we continue to improve capacity and work through existing backlog. Our production cycle from written order to delivery has been extended due to the impact of COVID-19 and its effects on manufacturing productivity, raw materials and our supply chain. As a result, we believe it will take the next couple quarters for manufacturing to catch up to the increase in customer demand. Partially offsetting these sales increases was a decline in contract sales, which fell 23.7%. The year over year decrease in contract sales was attributable to a decline in sales from the GSA contract, which was negatively impacted by COVID-19 related economic disruptions and delays. While we continue to work through raw material shortages and managing the increased cost of shipping, there is an opportunity to continue positive growth in delivered net sales based on the size of our order backlog and continued written order growth.

Wholesale net sales increased 22.2% to $413.1 million primarily due to a 34.1% increase in intersegment sales to our Company-operated design centers combined with an increase in sales to U.S. independent dealers partially offset by lower contract and international sales, including shipments to China. Excluding intersegment sales to our retail segment, wholesale net sales were up 2.5% year over year. Net sales growth of 32.2% to our U.S. independent dealers was partially offset by a 23.7% decrease in contract sales and a 6.9% decline in international sales. The decline in our contract business sales was primarily due to lower GSA sales from delayed purchase commitments combined with a slow-down in the hospitality sector. Our international net sales were negatively impacted by an 8.1% reduction in net shipments to China during fiscal 2021. Our international sales to independent retailers represented 4.3% of total wholesale net sales compared to 5.7% last year.

Wholesale orders booked, which represents orders booked through all of our channels, were up 31.7% in fiscal 2021 compared with fiscal year 2020. Wholesale orders from our Company-operated design centers increased 44.3% while our independent North American retail network increased 49.4%. Partially offsetting the growth was a 28.3% decrease in our contract business and a 6.5% decrease in international retailer orders from China, mainly due to COVID-19 stay-at-home orders, the imposition of tariffs by China and the economic uncertainty surrounding the international trade disputes. While the full fiscal 2021 year wholesale orders growth was 31.7%, the Company accelerated its order growth during its fiscal 2021 fourth quarter. Wholesale orders during the just completed fourth quarter were up 82.3% year over year, demonstrating the strength of the brand in the marketplace combined with heightened demand for product offerings and design services. In addition, the fourth quarter of fiscal 2021 marked the first period during fiscal 2021 whereby our contract orders increased in volume, as orders were up 49.1% over the year ago fourth quarter and up 5.4% from 2019. Our wholesale backlog increased 88.1% compared to the prior year as written orders significantly outpaced net delivered. The number of weeks of backlog was comparable to June last year despite the 31.7% increase in fiscal 2021 orders as production continues to ramp up to pre-COVID-19 levels. We remain focused on our short-term ability to increase wholesale production and shipping to the levels that are necessary to properly service our customers and reduce our backlog during fiscal 2022.

Retail net sales from Company-operated design centers increased 19.9% to $555.0 million. There was a 20.0% increase in net sales in the United States, while sales from our Canadian design centers increased 17.2%. Retail written orders grew 47.7% year over year, reflecting the strength of our product offerings and interior design professionals increasingly combining technology with their personal service and continued consumer interest in the home. Net sales and order growth comparisons for the current year were also aided by the temporary closing of our North American design centers for almost three months during fiscal 2020. Since all our design centers have re-opened, we have continued to experience strong order trends with written orders up 105.0% in the just completed fourth quarter compared with a year ago, driven by increased demand for products in the home furnishings category. In addition, our e-commerce business was a strong contributor to retail net sales, up 87.5% year over year, as our online traffic continues to be strong. As of June 30, 2021, there were 141 Company-operated design centers compared with 144 last year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Gross profit increased 21.7% to $393.1 million compared with the prior year period due to sales growth within both the wholesale and retail segments, a change in the sales mix and higher wholesale manufacturing production levels. Wholesale gross profit was positively impacted by higher sales volumes and manufacturing production levels partially offset by higher shipping container and raw material costs. Each product category within wholesale (upholstery, case goods and home accents) expanded gross margin during fiscal 2021, which combined with increased net sales, drove higher gross profit within the wholesale segment. Retail gross profit was up due to a 19.9% increase in net shipments partially offset by a 20 basis point decrease in retail gross margin from lower premier home delivery revenue and increased promotional fees from financing promotions.

Gross margin was 57.4% compared with 54.8% a year ago. Restructuring charges negatively impacted the fiscal 2021 consolidated gross margin by 10 basis points compared with 90 basis points a year ago. The increase in consolidated gross margin was also due to higher productivity in our wholesale manufacturing and a change in the sales mix. Retail sales, as a percentage of total consolidated sales, were 81.0% in the current year, up from 78.5% in the prior year, which change in the sales mix positively affected consolidated gross margin. Benefits being realized due to increased productivity from the prior year manufacturing and logistics optimization project also expanded the wholesale gross margin.

Operating expenses increased to $315.8 million compared with $308.5 million in the prior year period. The 2.4% increase was from higher selling costs and a prior year gain of $11.5 million from the sale of a wholesale property partially offset by lower general and administrative expenses. Retail selling expenses were up 7.8% due to the 19.9% increase in net sales, which drove higher delivery costs as well as increased variable compensation. Wholesale selling costs grew by 0.5% as fuel and freight costs increased during the year from higher sales volumes, which were partially offset by a reduction in marketing spend. General and administrative expenses decreased due to lower compensation costs from reduced headcount coupled with lower occupancy costs, reduced travel expenses and regional management charges. These decreases were partially offset by higher bonus and share-based compensation expense. Restructuring and impairment charges incurred during fiscal 2021 was an expense of $2.4 million compared to a benefit of $3.0 million last year, which included an $11.5 million gain on sale of a wholesale property.

Operating income was $77.3 million compared with $14.6 million in the prior year. Adjusted operating income, which excludes restructuring and other charges, was $80.3 million in fiscal 2021, up from $17.1 million last year. The significant increase in operating income was driven by the $95.3 increase in consolidated net sales and gross margin expansion partially offset by a 2.4% increase in operating expenses. Our ability to maintain disciplined cost and expense controls, including strong cost containment measures and expense management during fiscal 2021 was a key to operating income growth. Compared to two years ago, our headcount is down 548 associates. Our ability to operate the business with global headcount down 11.6% from two years ago has contributed to consolidated operating income and margin expansion.

Wholesale operating income totaled $52.3 million, or 12.7% of net sales, compared to $33.1 million at 9.8% of net sales in the prior year. Prior year wholesale operating income included an $11.5 million gain on the sale of a wholesale property partially offset by $5.7 million in inventory write-downs, optimization costs and other. Adjusted wholesale operating income was up $25.5 million or 93.4% due to the 22.2% increase in wholesale net sales, gross margin expansion and strong cost containment measures, including improved expense management and prudent hiring throughout the year, partially offset by higher freight costs from increased shipping volumes and increased raw material pricing.

Retail operating income was $28.8 million, or 5.2% of sales, compared to a loss of $21.4 million, or 4.6% of sales a year ago. Retail operating margin improved to 5.2% due to the $92.2 million increase in net sales as well as a 3.3% decrease in operating expenses from administrative, occupancy, advertising, and regional management costs, partially offset by a 20 basis point decline in gross margin and higher selling and delivery expenses. Total retail operating expenses contracted 3.3% compared to sales growth of 19.9% and represented 41.6% of net sales compared to 51.6% a year ago. The decreases within retail operating expenses were due to reduced administrative headcount and strong cost control measures implemented during the fourth quarter a year ago. Retail restructuring and impairment charges lowered retail operating income by $2.5 million during fiscal 2021 compared to $7.7 million a year ago.

Income tax expense was $16.4 million for fiscal 2021 compared with $5.3 million a year ago. The effective tax rate for fiscal 2021 includes a provision for income taxes on the current year’s income including federal, state, foreign and local income taxes, tax and interest expense on various uncertain tax positions, and tax expense on the maintenance of a valuation allowance on non-U.S. retail deferred tax assets, partially offset by the reversal of valuation allowance on state and local retail deferred tax assets and the reversal of various uncertain tax positions. The effective tax rate in fiscal 2020 includes a provision for income taxes on the current year’s income including federal, state, foreign and local income taxes, tax and interest expense on various uncertain tax positions, and tax expense on the establishment and maintenance of a valuation allowance on retail deferred tax assets, partially offset by the reversal of various uncertain tax positions. Income tax expense was $11.1 million higher in fiscal 2021 compared with a year ago due to the $62.2 million increase in income before income taxes combined with a valuation allowance reversal during fiscal 2021. The current year effective rate decreased to 21.5% compared with 37.3% in the prior year primarily due to the reversal of a valuation allowance on retail state and local deferred tax assets combined with the recording of a valuation allowance in the year ago fourth quarter on certain deferred tax assets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Net income was $60.0 million compared with $8.9 million in the prior year, which resulted in $2.37 per diluted share compared with $0.34 in the prior year period. Fiscal 2020 was negatively impacted by restructuring and impairment charges combined with other corporate actions of $4.6 million (net of tax), which lowered diluted EPS by $0.18. Significant net income and diluted EPS growth in fiscal 2021 was primarily due to net sales growth of 16.2%, an expanded wholesale gross margin from optimization efficiencies, strong cost containment measures resulting in keeping operating expense growth minimal and improving production and delivery of products to customers. In addition, fiscal 2020 was negatively impacted from the COVID-19 pandemic, including the temporarily closing of our design centers and manufacturing facilities during the fourth quarter of fiscal 2020.

Fiscal 2020 Compared to Fiscal 2019

For a comparison of our results of operations for the fiscal years ended June 30, 2020 and 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on August 27, 2020.

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

(in thousands, except per share data)	Fiscal Year Ended June 30,
	2021	2020	% Change
Consolidated Adjusted Gross Profit / Gross Margin
GAAP Gross profit	$393,107	$323,132	21.7%
Adjustments (pre-tax) *	639	5,423
Adjusted gross profit *	$393,746	$328,555	19.8%
Adjusted gross margin *	57.5%	55.7%

Adjusted Operating Income / Operating Margin
GAAP Operating income	$77,285	$14,644	427.8%
Adjustments (pre-tax) *	3,050	2,428
Adjusted operating income *	$80,335	$17,072	370.6%

Consolidated Net sales	$685,169	$589,837	16.2%
GAAP Operating margin	11.3%	2.5%
Adjusted operating margin *	11.7%	2.9%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$60,005	$8,900	574.2%
Adjustments, net of tax *	54	4,612
Adjusted net income	$60,059	$13,512	344.5%
Diluted weighted average common shares	25,352	26,069
GAAP Diluted EPS	$2.37	$0.34	597.1%
Adjusted diluted EPS *	$2.37	$0.52	355.8%

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$52,281	$33,106	57.9%
Adjustments (pre-tax) *	552	(5,794)
Adjusted wholesale operating income *	$52,833	$27,312	93.4%

Wholesale net sales	$413,076	$337,948	22.2%
Wholesale GAAP operating margin	12.7%	9.8%
Adjusted wholesale operating margin *	12.8%	8.1%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income (loss)	$28,824	$(21,414)	234.6%
Adjustments (pre-tax) *	2,498	8,222
Adjusted retail operating income (loss) *	$31,322	$(13,192)	337.4%

Retail net sales	$554,971	$462,800	19.9%
Retail GAAP operating margin	5.2%	(4.6% )
Adjusted retail operating margin *	5.6%	(2.9% )

* Adjustments to reported GAAP financial measures including gross profit and margin, operating income and margin, net income, and diluted EPS have been adjusted by the following:

(in thousands)	Fiscal Year Ended June 30,
	2021	2020
Inventory write-downs and additional reserves (wholesale)	$585	$4,107
Optimization of manufacturing and logistics (wholesale)	54	1,316
Adjustments to gross profit	$639	$5,423

Inventory write-downs and additional reserves (wholesale)	$585	$4,107
Optimization of manufacturing and logistics (wholesale)	356	2,147
Gain on sale of property, plant and equipment (wholesale)	-	(11,497)
Gain on sale of property, plant and equipment (retail)	(473)	-
Employee retention credit (wholesale)	-	(1,177)
Severance and other charges (wholesale)	(389)	626
Severance and other charges (retail)	811	562
Impairment of long-lived assets and lease exit costs (retail)	2,160	7,660
Adjustments to operating income	$3,050	$2,428
Adjustments to income before income taxes	$3,050	$2,752
Related income tax effects on non-recurring items(1)	(747)	(674)
Income tax expense (benefit) from valuation allowance change	(2,249)	2,534
Adjustments to net income	$54	$4,612

(1)	Calculated using a tax rate of 24.5% in all periods presented

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Liquidity

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term strategic initiatives. Our sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures.

As further described under Item 1, Business, on April 1, 2020 we announced our action plan whereby we instituted several cost-saving measures at the start of the COVID-19 pandemic, in part to maintain our liquidity. We have since seen a significant improvement in business conditions, which has increased our profitability and generated strong positive cash flow.

We believe our liquidity (cash on hand of $104.6 million, cash flow from operating activities of $129.9 million and amounts available under our credit facility of $75.7 million), will be sufficient to fund our operations, including changes in working capital, anticipated capital expenditures, fiscal 2022 contractual obligations of $91.1 million and other financing activities, as they occur, for at least the next 12 months. As of June 30, 2021, we had working capital of $71.4 million compared to $91.0 million at June 30, 2020 and a current ratio of 1.32 at June 30, 2021 compared to 1.65 a year ago. During this continued period of uncertainty and volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity. Included in our cash and cash equivalents at June 30, 2021, is $5.3 million held by foreign subsidiaries, a portion of which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At June 30, 2021, we held cash and equivalents of $104.6 million compared with $72.3 million a year ago. Cash and cash equivalents aggregated to 15.3% of our total assets at June 30, 2021, compared with 11.6% last year. Our cash and cash equivalents increased $32.3 million during fiscal 2021 due to net cash provided by operating activities of $129.9 million and net proceeds of $4.9 million from the sale of property, plant, and equipment, partially offset by the repayment of 100% or $50.0 million of outstanding borrowings, $43.3 million in cash dividends paid and capital expenditures of $12.0 million.

The following table illustrates the main components of our cash flows for each of the last three fiscal years (in millions):

	Fiscal Year Ended June 30,
	2021	2020	2019
Operating activities
Net income	$60.0	$8.9	$25.7
Non-cash operating lease cost	29.9	32.0	-
Other non-cash items, including depreciation and amortization	23.6	22.6	37.0
Restructuring payments	(2.8)	(9.1)	(2.5)
Changes in working capital	19.2	(1.7)	(5.0)
Total provided by operating activities	$129.9	$52.7	$55.2

Investing activities
Capital expenditures	$(12.0)	$(15.7)	$(9.1)
Acquisitions, net of cash acquired	-	(1.4)	(0.5)
Proceeds from the disposal of property, plant and equipment	4.9	12.4	-
Other investing activities	-	0.1	0.1
Total (used in) investing activities	$(7.1)	$(4.6)	$(9.5)

Financing activities
Borrowings from revolving credit facility	$-	$100.0	$16.0
Payments on borrowings	(50.0)	(50.0)	(16.0)
Repurchases of common stock	(0.1)	(24.3)	-
Payment of cash dividends	(43.3)	(21.5)	(47.0)
Proceeds from employee stock plans	3.0	0.1	0.8
Payments on financing leases and other	(0.6)	(0.6)	(1.1)
Total (used in) provided by financing activities	$(91.0)	$3.7	$(47.3)

Cash Provided By (Used in) Operating Activities. Fiscal 2021 cash generated from operations totaled $129.9 million, an increase of $77.2 million from the prior year primarily due to an increase in net income and improved working capital driven by higher retail customer deposits and timing of vendor payables partially offset by increased inventory levels to support manufacturing production growth. Customer deposits from written orders for the Company’s retail segment more than doubled during fiscal 2021 and totaled $130.6 million at June 30, 2021. Strong written retail order growth of 47.7% outpaced net delivered sales growth of 19.9% and led to high customer deposits and backlog at June 30, 2021. Restructuring payments in fiscal 2021 included $1.8 million in lease exit costs and $0.9 million in severance. As a result of fiscal 2020 adoption of the new leasing standard, we report non-cash operating lease costs as a non-cash adjustment to reconcile to net income while our monthly lease payments are reported as a reduction to operating lease liabilities within working capital.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by (Used in) Investing Activities. Fiscal 2021 cash used in investing activities was $7.1 million, an increase from $4.6 million last year due to cash proceeds of $12.4 million received last year from the sale of property, plant and equipment partially offset by lower capital expenditures, fiscal 2021 proceeds received from the sale of property, plant and equipment and no design center acquisitions in the current year. Cash paid to acquire design centers from our independent retailers in arm’s length transactions totaled $1.4 million during fiscal 2020 while there were no such acquisitions this year. We completed the sale of two retail properties to independent third parties for total fiscal 2021 cash proceeds of $4.9 million from the sale of property, plant and equipment. Capital expenditures in fiscal 2021 were $12.0 million, down $3.7 million compared with the prior year. As part of our initial response to the COVID-19 pandemic beginning in March 2020, we delayed investments and capital expenditures, which led to a reduction in capital spending. Partially offsetting the decreases was our investment in the expansion of our existing Maiden, North Carolina manufacturing campus, which we believe will help increase overall capacity beginning in fiscal 2022. We expect capital expenditures to reaccelerate in fiscal 2022 and should range between $16 million and $18 million as we further invest in technology, increase manufacturing capacity and open new or relocate design centers while also continuing to improve all our design centers projection.

Cash Provided By (Used in) Financing Activities. Fiscal 2021 total cash used in financing activities was $91.0 million compared with cash provided of $3.7 million in the prior year. The significant change in cash used in financing activities was due to $100.0 million in borrowings on our revolving credit facility in the prior year and a $21.8 million increase in cash dividends paid partially offset by a $24.2 million reduction in share repurchases and $2.9 million in proceeds from employee stock option exercises. During March 2020, we borrowed a total of $100.0 million under the credit facility and repaid $50.0 million during the fourth quarter of fiscal 2020 with the remaining $50.0 million repaid in fiscal 2021. Cash dividends paid in the current year totaled $43.3 million compared with $21.5 million last year due to a $0.75 per share special cash dividend paid in May 2021 totaling $19.0 million. On April 28, 2020, we had suspended our regular quarterly cash dividend due to the COVID-19 impact. However, on August 4, 2020, our Board of Directors reinstated the regular quarterly cash dividend. Our policy is to issue quarterly dividends, and we expect to continue to declare and pay comparable quarterly dividends for the foreseeable future, business conditions permitting. These changes in cash flow outflow were partially offset by the decrease in repurchases of common stock in the current year. In the prior year we repurchased 1,538,363 shares under our existing share repurchase program at an average price of $15.81 per share for a total cash outflow of $24.3 million, while in fiscal 2021 there were no repurchases.

Exchange Rate Changes. Due to changes in exchange rates, our cash and cash equivalents increased by $0.8 million from the end of fiscal year 2020 to the end of fiscal 2021. These changes impacted our cash balances held in Canada, Mexico, and Honduras.

Capital Resources including Material Cash Requirements

Sources of Liquidity

Capital Needs. During December 2018 we entered into a five-year, $165 million senior secured revolving credit facility, which amended and restated the previously existing facility. During March 2020, we borrowed a total of $100 million under the credit facility, repaid $50 million in June 2020 and the remaining $50 million in September 2020 from available cash. Prior to March 2020, there were no borrowings outstanding under the credit facility. We had elected to draw down on the credit facility in March 2020 to increase our cash position as a precautionary measure and to preserve financial flexibility in consideration of the disruption and uncertainty surrounding the ongoing COVID-19 pandemic. Strong cash flow generation allowed us to repay 100% of our borrowings and still end the fiscal 2021 year with a cash on hand balance of $104.6 million. The previously outstanding borrowings carried a weighted average interest rate of 1.7%, which was equal to the one-month LIBOR rate plus a spread using a debt leverage pricing grid. The outstanding borrowings of $50 million at June 30, 2020 are reported as Long-term debt within the consolidated balance sheet. Total availability under the revolving credit facility was $75.7 million at June 30, 2021 and $58.9 million at June 30, 2020. At both June 30, 2021 and 2020, respectively, we were in compliance with all the covenants under the revolving credit facility. For a detailed discussion of revolving credit facility, our debt obligations and timing of our related cash payments see Note 11 to the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Letters of Credit. At June 30, 2021 and 2020, there was $5.0 million and $5.8 million, respectively, of standby letters of credit outstanding under the revolving credit facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Uses of Liquidity

Capital Expenditures. As part of our initial response to the COVID-19 pandemic begging in early 2020, we delayed investments and capital expenditures, which led to a reduction in capital spending. Capital expenditures in fiscal 2021 were $12.0 million, down $3.7 million compared with the prior year period. The decrease of $3.7 million from the prior year related primarily to reduced spending of $1.8 million on retail design center improvements and $1.6 million less in manufacturing. In fiscal 2021, 53% of our total capital expenditures related to opening new and relocating design centers in desirable locations, updating existing design center projections and floor plans, opening new home delivery centers and installing additional technology within each design center, including new designer workstations and tablets. The remaining 47% was capital expenditures incurred in connection with the expansion of our existing Maiden, North Carolina manufacturing facility, investments in additional technology to improve existing workflows and infrastructure enhancements. In fiscal 2020, approximately 53% of our total capital expenditures were within the retail segment. We have no material contractual commitments outstanding for future capital expenditures. We anticipate that cash from operations will be sufficient to fund future capital expenditures.

Acquisitions. From time to time, we acquire design centers from our independent retailers in arm’s length transactions. There were no dealer acquisitions in fiscal 2021 compared with $1.4 million during fiscal 2020.

Focus on Shareholder Returns.

Dividends. Our Board of Directors has sole authority to determine if and when we will declare future dividends and on what terms. Over the past year, the following actions were taken pertaining to dividends.

●

At the quarterly Board of Directors meeting held on April 28, 2020, our Board temporarily suspended the Company’s regular quarterly cash dividend due to the COVID-19 impact to preserve near-term financial flexibility

●

On August 4, 2020, our Board reinstated the regular quarterly cash dividend and declared a regular quarterly cash dividend of $0.21 per share, which was payable to shareholders of record as of October 8, 2020 and paid on October 22, 2020

●	On November 12, 2020, our Board declared a regular quarterly cash dividend of $0.25 per share, an increase of $0.04 per share or 19%; the dividend was paid on January 21, 2021

●	On January 25, 2021, our Board declared a regular quarterly cash dividend of $0.25 per share, which was paid on April 8, 2021

●	On April 27, 2021, our Board declared a $0.75 per share special cash dividend in addition to its regular quarterly cash dividend of $0.25 per share; both dividends were paid on May 25, 2021

For the full fiscal 2021 year, we paid a total of $1.71 per share in cash dividends for an aggregate total of $43.3 million. This included the special dividend paid in May 2021 totaling $19.0 million. In the prior year, total dividends paid were $21.5 million. With our dividends, we have returned $161.3 million to shareholders over the past five years and $526.3 million since 1993.

We will continue to monitor the pace of business as it relates to future dividends and any future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us, subject to final determination by our Board of Directors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during fiscal 2021. We repurchased 1,538,363 shares under the program during fiscal 2020 at an average price of $15.81 per share. On January 13, 2020, our Board of Directors authorized an increase in the aggregate share repurchase authorization to 3,000,000 shares. At June 30, 2021, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility in consideration of the COVID-19 pandemic.

Material Cash Requirements from Contractual Obligations. As of June 30, 2021, we had total contractual obligations of $203.9 million, a decrease from $233.4 million a year ago due to the $50.0 million debt repayment in fiscal 2021. Our material cash requirements for our contractual obligations as of June 30, 2021 were as follows:

●	Operating Leases. Our operating lease obligations decreased from $149.7 million last year to $143.6 million at June 30, 2021 due to monthly lease payments made to landlords and the exiting of certain retail leased spaces in the past 12 months partially offset by new leases and modifications entered into throughout the fiscal 2021 year. We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. For more information on our operating leases, see Note 6, Leases, in the notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

●	Open Purchase Orders. We had purchase obligations, defined as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased, of $50.2 million at June 30, 2021, up from $20.1 million a year ago. We do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2021, our open purchase orders with respect to such goods and services totaled $50.2 million and are to be paid in less than one year. The significant increase in purchase order obligations was primarily due to the growth in the business over the past 12 months and manufacturing production continuing to increase.

●	Long-term Debt. We had no outstanding borrowings under our revolving credit facility at June 30, 2021 compared with $50.0 million at June 30, 2020, as we repaid $50.0 million in September 2020. Further discussion of our contractual obligations associated with long-term debt can be found in Note 11, Debt, in the notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

●

Other Purchase Obligations. Other purchase commitments for services such as telecommunication, computer-related software, royalties, web development, insurance and other maintenance contracts was $8.8 million as of June 30, 2021, down from $12.8 million, primarily due to timing of payments and contract signing.

For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended June 30, 2020 and 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on August 27, 2020.

Other Arrangements

We do not utilize or employ any other arrangements, including special-purpose entities, in operating our business. As such, we do not maintain any (i) retained or contingent interests, (ii) derivative instruments or (iii) variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations. We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided.

Product Warranties. Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties and are provided based on terms that are generally accepted in the industry. All our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience. As of June 30, 2021 and 2020, our product warranty liability totaled $1.1 million and $0.9 million, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Contingencies

We are involved in various claims and litigation as well as environmental matters, which arise in the normal course of business. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with GAAP. In some cases, these principles require management to make difficult and subjective judgments regarding uncertainties and, as a result, such estimates and assumptions may significantly impact our financial results and disclosures. We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We base our estimates on currently known facts and circumstances, prior experience and other assumptions we believe to be reasonable. We use our best judgment in valuing these estimates and may, as warranted, use external advice. Actual results could differ from these estimates, assumptions, and judgments and these differences could be significant. We make frequent comparisons throughout the year of actual experience to our assumptions to reduce the likelihood of significant adjustments and will record adjustments when differences are known.

The following critical accounting estimates affect our consolidated financial statements.

Impairment of Long-Lived Assets, including the Assessment of the Carrying Value of Retail Design Center Long-lived Assets. The recoverability of our retail design centers’ long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset or asset group. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, change in the intended use of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows over the remaining life of the primary asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis or independent third-party appraisal of the asset or asset group. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail segment is the individual design center. For retail design center level long-lived assets, expected cash flows are determined based on our estimate of future net sales, margin rates and expenses over the remaining expected terms of the leases.

Goodwill and Indefinite-Lived Intangible Assets. We review the carrying value of our goodwill and other intangible assets with indefinite lives at least annually, during the fourth quarter, or more frequently if an event occurs or circumstances change, for possible impairment.

Goodwill. For impairment testing, goodwill has been assigned to our wholesale reporting unit. We may elect to evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit or fair value of indefinite lived intangible assets is less than its carrying value. If the qualitative evaluation indicates that it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount, a quantitative impairment test is required. Alternatively, we may bypass the qualitative assessment for a reporting unit or indefinite lived intangible asset and directly perform a quantitative assessment.

A quantitative impairment test involves estimating the fair value of each reporting unit and indefinite lived intangible asset and comparing these estimated fair values with the respective reporting unit or indefinite lived intangible asset carrying value. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. If the carrying value of an individual indefinite lived intangible asset exceeds its fair value, such individual indefinite lived intangible asset is written down by an amount equal to such excess. Estimating the fair value of reporting units and indefinite lived intangible assets involves the use of significant assumptions, estimates and judgments with respect to a number of factors, including sales, gross margin, general and administrative expenses, capital expenditures, EBITDA and cash flows, the selection of an appropriate discount rate, as well as market values and multiples of earnings and revenue of comparable public companies.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

To evaluate goodwill in a quantitative impairment test, the fair value of the reporting units is estimated using a combination of Market and Income approaches. The Market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). In the Market approach, the “Guideline Company” method is used, which focuses on comparing the Company’s risk profile and growth prospects to reasonably similar publicly traded companies. Key assumptions used for the Guideline Company method include multiples for revenues, EBITDA and operating cash flows, as well as consideration of control premiums. The selected multiples are determined based on public companies within our peer group, and if appropriate, recent comparable transactions are also considered. Control premiums are determined using recent comparable transactions in the open market. Under the Income approach, a discounted cash flow method is used, which includes a terminal value, and is based on management’s forecasts and budgets. The long-term terminal growth rate assumptions reflect our current long-term view of the market in which we compete. Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors.

The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2021 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required. In performing the qualitative assessment, we considered such factors as macro-economic conditions, industry and market conditions in which we operate including the competitive environment and any significant changes in demand. We also considered our stock price both in absolute terms and in relation to peer companies.

Other Indefinite-Lived Intangible Assets. We also annually evaluate whether our trade name continues to have an indefinite life. Our trade name is reviewed for impairment annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. Factors used in the valuation of intangible assets with indefinite lives include, but are not limited to, management’s plans for future operations, recent results of operations and projected future cash flows.

Similar to goodwill, we may elect to perform a qualitative assessment. If the qualitative evaluation indicates that it is more likely than not the fair value of our trade name was greater than its carrying value, a quantitative impairment test is required. Alternatively, we may bypass the qualitative assessment for our indefinite lived intangible asset and directly perform a quantitative assessment. To evaluate our trade name using a quantitative analysis, its fair value is calculated using the relief-from-royalty method. Significant factors used in the trade name valuation are rates for royalties, future revenue growth and a discount factor. Royalty rates are determined using an average of recent comparable values, review of the operating margins and consideration of the specific characteristics of the trade name. Future growth rates are based on the Company’s perception of the long-term values in the market in which we compete, and the discount rate is determined using the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors.

We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2021 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required. Qualitative factors reviewed included a review for significant adverse changes in customer demand or business climate that could affect the value of the asset, a product recall or an adverse action or assessment by a regulator.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Interest Rate Risk

Debt. Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

While we had no fixed or variable rate borrowings outstanding at June 30, 2021, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in LIBOR.  Based on our current and expected levels of exposed liabilities, management estimates that a hypothetical 100 basis point change (up or down) in interest rates based on one-month LIBOR would not have a material impact on our results of operations for fiscal 2021.

Cash and Cash Equivalents. The fair market value of our cash and cash equivalents at June 30, 2021 was $104.6 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. It is anticipated that the fair market value of our cash equivalents will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Because of our investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by current market events.

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

The financial statements of our foreign locations are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive (loss) income as a component of shareholders’ equity. Foreign exchange gains or losses resulting from market changes in the value of foreign currencies did not have a material impact during any of the fiscal periods presented in this Annual Report on Form 10-K.

A hypothetical 10% weaker United States dollar against all foreign currencies at June 30, 2021 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

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

Raw Materials and other Commodity Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, fabric and foam products. The cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil. We are also exposed to risk with respect to transportation costs for delivering our products. As commodity prices and transportation costs rise, we determine whether a price increase to our customers to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe any inflationary impact on our product and operating costs would be offset by our ability to increase selling prices, create operational efficiencies and seek lower cost alternatives.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Management’s Report on Internal Control over Financial Reporting

Management's Responsibility for Financial Information

Management is responsible for the consistency, integrity and preparation of the information contained in this Annual Report on Form 10-K. The consolidated financial statements and other information contained in this Annual Report on Form 10-K have been prepared in accordance with GAAP and include amounts based on management’s estimates and judgments. All financial information in this Annual Report on Form 10-K has been presented on a basis consistent with the information included in the accompanying financial statements.

To fulfill our responsibility, we maintain comprehensive accounting systems, including internal accounting controls, designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with established procedures. The concept of reasonable assurance is based upon recognition that the cost of the controls should not exceed the related benefits. We believe our systems of internal control provide this reasonable assurance.

Our Board of Directors exercised its oversight role with respect to our systems of internal control primarily through its audit committee, which is comprised of independent directors. The committee oversees our systems of internal control, accounting practices, financial reporting and audits to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders' investments.

In addition, our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, whose report also appears in this Annual Report on Form 10-K.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management (with the participation of the Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ M. Farooq Kathwari	/s/ Corey Whitely
Chairman, President and	Executive Vice President, Administration and
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Ethan Allen Interiors Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for leases effective July 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the carrying value of retail design center long-lived assets

As discussed in Note 3 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If the sum of the estimated undiscounted future cash flows over the remaining life of the primary asset is less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value. As of June 30, 2021, property, plant and equipment, net, was $231.4 million and the Company recognized impairment charges of $0.6 million for the fiscal year ended June 30, 2021.

We identified the assessment of the carrying value of retail design center long-lived assets as a critical audit matter. Specifically, complex auditor judgment was required to assess the sales growth rates used to estimate the forecasted cash flows as they involved a high degree of subjectivity.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s retail design center impairment assessment process, including controls related to the development of the sales growth rates. We evaluated the Company’s sales growth rates by (1) comparing them to historical results, the Company’s future operating plans, existing retail orders backlog, and industry reports, and (2) performing sensitivity analyses.

/s/ KPMG LLP

We have served as the Company’s auditor since 1989.

Stamford, Connecticut
August 19, 2021

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$104,596	$72,276
Accounts receivable, net	9,026	8,092
Inventories, net	143,978	126,101
Prepaid expenses and other current assets	37,679	23,483
Total current assets	295,279	229,952
Property, plant and equipment, net	231,446	236,678
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	108,730	109,342
Deferred income taxes	1,078	137
Other assets	1,584	1,552
TOTAL ASSETS	$683,245	$622,789

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$37,786	$25,595
Customer deposits and deferred revenues	130,635	64,031
Accrued compensation and benefits	23,866	18,278
Current operating lease liabilities	27,395	27,366
Other current liabilities	4,220	3,708
Total current liabilities	223,902	138,978
Long-term debt	-	50,000
Operating lease liabilities, long-term	97,911	102,111
Deferred income taxes	5,028	1,074
Other long-term liabilities	4,986	2,562
TOTAL LIABILITIES	$331,827	$294,725

Commitments and contingencies (See Note 20)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value; 150,000 shares authorized; 49,240 and 49,053 shares issued; 25,237 and 25,053 shares outstanding at June 30, 2021 and 2020, respectively	492	491
Additional paid-in-capital	382,527	378,300
Treasury stock, at cost: 24,003 and 24,000 shares at June 30, 2021 and 2020, respectively	(680,991)	(680,916)
Retained earnings	655,346	638,631
Accumulated other comprehensive loss	(5,931)	(8,441)
Total Ethan Allen Interiors Inc. shareholders' equity	351,443	328,065
Noncontrolling interests	(25)	(1)
TOTAL SHAREHOLDERS' EQUITY	351,418	328,064
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$683,245	$622,789

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	Fiscal Year Ended June 30,
	2021	2020	2019
Net sales	$685,169	$589,837	$746,684
Cost of sales	292,062	266,705	337,193
Gross profit	393,107	323,132	409,491

Selling, general and administrative expenses	313,411	311,507	356,880
Restructuring and other impairment charges, net of gains	2,411	(3,019)	18,664
Operating income	77,285	14,644	33,947

Interest and other financing costs	481	739	425
Other income (expense), net	(393)	284	338
Income before income taxes	76,411	14,189	33,860

Income tax expense	16,406	5,289	8,162
Net income	$60,005	$8,900	$25,698

Per share data
Basic earnings per common share:
Net income per basic share	$2.38	$0.34	$0.96
Basic weighted average common shares	25,265	26,044	26,695

Diluted earnings per common share:
Net income per diluted share	$2.37	$0.34	$0.96
Diluted weighted average common shares	25,352	26,069	26,751

Comprehensive income
Net income	$60,005	$8,900	$25,698
Other comprehensive income (loss), net of tax
Foreign curency translation adjustments	2,510	(2,790)	520
Other	(24)	(64)	(76)
Other comprehensive income (loss), net of tax	2,486	(2,854)	444
Comprehensive income	$62,491	$6,046	$26,142

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended June 30,
	2021	2020	2019
Cash Flows from Operating Activities
Net income	$60,005	$8,900	$25,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,385	16,859	19,530
Share-based compensation expense	1,268	334	121
Non-cash operating lease cost	29,944	31,995	-
Deferred income taxes	3,013	2,524	(3,511)
Restructuring and other impairment charges, net of gains	3,050	2,407	20,658
Restructuring payments	(2,771)	(9,067)	(2,473)
Loss on disposal of property, plant and equipment	38	199	157
Other	(115)	287	115
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(934)	6,020	(565)
Inventories, net	(18,516)	33,341	957
Prepaid expenses and other current assets	(13,654)	(2,284)	(2,155)
Customer deposits and deferred revenue	66,604	6,707	(4,924)
Accounts payable and accrued expenses	11,741	(7,975)	665
Accrued compensation and benefits	5,360	(1,358)	653
Operating lease liabilities	(33,401)	(34,765)	-
Other assets and liabilities	1,895	(1,428)	321
Net cash provided by operating activities	129,912	52,696	55,247

Cash Flows from Investing Activities
Proceeds from the disposal of property, plant and equipment	4,913	12,423	1
Capital expenditures	(12,029)	(15,709)	(9,120)
Acquisitions, net of cash acquired	-	(1,350)	(534)
Other investing activities	-	20	153
Net cash used in investing activities	(7,116)	(4,616)	(9,500)

Cash Flows from Financing Activities
Borrowings on revolving credit facility	-	100,000	16,000
Payments on borrowings	(50,000)	(50,000)	(16,000)
Repurchases of common stock	(75)	(24,319)	(46)
Payment of cash dividends	(43,290)	(21,469)	(46,990)
Proceeds from employee stock plans	2,961	53	842
Payments on financing leases and other	(585)	(568)	(1,144)
Net cash (used in) provided by financing activities	(90,989)	3,697	(47,338)

Effect of exchange rate changes on cash and cash equivalents	513	(325)	52
Net increase (decrease) in cash and cash equivalents	32,320	51,452	(1,539)
Cash and cash equivalents at beginning of period	72,276	20,824	22,363
Cash and cash equivalents at end of period	$104,596	$72,276	$20,824

Supplemental Disclosure on Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$10,921	$6,006	$13,339
Cash paid during the year for interest	$352	$538	$306

Supplemental Disclosure on Non-Cash Information
Dividends declared, not paid	$-	$-	$5,075

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2018	48,989	$490	$376,950	22,460	$(656,551)	$(6,171)	$669,013	$139	$383,870
Net income	-	-	-	-	-	-	25,698	-	25,698
Common stock issued on share-based awards	52	1	842	-	-	-	-	-	843
Share-based compensation expense	-	-	121	-	-	-	-	-	121
Restricted stock vesting	8	-	-	2	(46)	-	-	-	(46)
Cash dividends declared	-	-	-	-	-	-	(47,001)	-	(47,001)
Other comprehensive income (loss)	-	-	-	-	-	520	-	(76)	444
Balance at June 30, 2019	49,049	$491	$377,913	22,462	$(656,597)	$(5,651)	$647,710	$63	$363,929
Net income	-	-	-	-	-	-	8,900	-	8,900
Common stock issued on share-based awards	4	-	53	-	-	-	-	-	53
Share-based compensation expense	-	-	334	-	-	-	-	-	334
Impact of ASU 2016-02 adoption, net of tax	-	-	-	-	-	-	(1,585)	-	(1,585)
Repurchases of common stock	-	-	-	1,538	(24,319)	-	-	-	(24,319)
Cash dividends declared	-	-	-	-	-	-	(16,394)	-	(16,394)
Other comprehensive income (loss)	-	-	-	-	-	(2,790)	-	(64)	(2,854)
Balance at June 30, 2020	49,053	$491	$378,300	24,000	$(680,916)	$(8,441)	$638,631	$(1)	$328,064
Net income	-	-	-	-	-	-	60,005	-	60,005
Common stock issued on share-based awards	175	1	2,959	-	-	-	-	-	2,960
Share-based compensation expense	-	-	1,268	-	-	-	-	-	1,268
Restricted stock vesting	12	-	-	3	(75)	-	-	-	(75)
Cash dividends declared	-	-	-	-	-	-	(43,290)	-	(43,290)
Other comprehensive income (loss)	-	-	-	-	-	2,510	-	(24)	2,486
Balance at June 30, 2021	49,240	$492	$382,527	24,003	$(680,991)	$(5,931)	$655,346	$(25)	$351,418

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

Organization. Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a leading interior design company, manufacturer and retailer in the home furnishings marketplace.

Nature of Business. We are a global luxury home fashion brand that is vertically integrated from design through delivery, which offers our customers stylish product offerings, artisanal quality, and personalized service. We provide complimentary interior design service to our clients and sell a full range of home furnishings through a retail network of approximately 300 design centers in the United States and abroad as well as online at ethanallen.com.

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of June 30, 2021, the Company operates 141 retail design centers with 136 located in the United States and five in Canada. Our 161 independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate nine manufacturing facilities in the United States, Mexico and Honduras, including one sawmill, one rough mill and a lumberyard. Approximately 75% of our products are manufactured or assembled in these North American facilities. We also contract with various suppliers located in Europe, Asia, and various other countries that produce products that support our business.

Impact of the COVID-19 Pandemic Upon our Financial Condition and Results of Operations. We have seen a significant improvement in business conditions, which has contributed to our increased profitability and strong positive cash flow during fiscal 2021. All our design centers that were temporarily closed have reopened and written orders taken at both the retail and wholesale segments exceeded levels from a year ago. Tempering these improvements are the continuing logistical challenges that we, as well as the entire home furnishings industry, have faced resulting from COVID-19 related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. We continue to focus on inventory and supply chain management as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory shortage and obsolescence. The receipt of inventory and raw materials imported from certain areas has been slowed or disrupted. In addition, ocean freight capacity issues continue to persist worldwide due to the ongoing global COVID-19 pandemic, which has resulted in price increases per shipping container. While we continue to manage and evaluate our logistics providers, there is no indication that ocean freight container rates will return to pre-COVID-19 levels in the near-term.

Although we continue to actively manage the impact of the ongoing COVID-19 pandemic, we are unable to predict the impact COVID-19 will have on our financial operations in the near- and long-term. We also continue to manage our global supply chain and manufacturing operations, which may continue to be adversely impacted with respect to availability and pricing based on uncontrollable factors. The timing of any future actions in response to COVID-19 is dependent on the mitigation of the spread of the virus, status of government orders, directives and guidelines, recovery of the business environment, economic conditions, and consumer demand for our products.

(2)	Basis of Presentation

Principles of Consolidation. Ethan Allen conducts business globally and has strategically aligned its business into two reportable segments: Wholesale and Retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Our consolidated financial statements also include the accounts of an entity in which we are a majority shareholder with the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity are immaterial and included in the Consolidated Statements of Comprehensive Income within Other income (expense), net. All intercompany activity and balances have been eliminated from the consolidated financial statements.

Use of Estimates. We prepare our consolidated financial statements in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, goodwill and indefinite-lived intangible asset impairment analyses, useful lives for property, plant and equipment, inventory obsolescence, business insurance reserves, tax valuation allowances, the evaluation of uncertain tax positions and other loss reserves.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Reclassifications. The Company reclassified in the Consolidated Statement of Comprehensive Income certain prior year comparative figures from Interest (expense), net of interest income to Interest and other financing costs and Other income (expense), net to conform to the current year’s presentation. In addition, the Company reclassified proceeds received from stock option exercises reported in the Consolidated Statement of Cash Flows from Other financing activities to Proceeds from employee stock plans within Net cash used in financing activities to conform to the current year's presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results.

The Company has evaluated subsequent events through the date that the financial statements were issued.

(3)	Summary of Significant Accounting Policies

The significant accounting policies of the Company and its subsidiaries are summarized below.

Cash and Cash Equivalents

Cash and short-term, highly liquid investments with original maturities of three months or less are considered cash and cash equivalents and are reported at fair value. Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the month is used to determine its fair value. We invest excess cash in money market accounts and short-term commercial paper. As of June 30, 2021 and 2020, we had no restricted cash on hand.

We maintain our cash and cash equivalent accounts in various financial institutions and as such, perform ongoing evaluations of these institutions to limit our concentration of credit risk.

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. On a monthly basis, we review all significant accounts as to their past due balances, as well as collectability of the outstanding trade accounts receivable for possible write-off. It is our policy to write-off the accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from retailers that are significantly past due, and we ship product only when our ability to collect payment from our customer for the new order is probable. At June 30, 2021 and 2020, the allowance for doubtful accounts was immaterial.

Inventories

Inventories are stated at the lower of cost (on first-in, first-out basis) or net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs).

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of the respective assets typically range from twenty to forty years for buildings and improvements and from three to twenty years for machinery and equipment. Capitalized computer software costs include internal and external costs incurred during the software's development stage and are depreciated over three to five years. Internal costs relate primarily to employee activities for coding and testing the software under development. Leasehold improvements are amortized over the shorter of the underlying lease term or the estimated useful life. Repairs and maintenance expenditures, which are not considered leasehold improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Upon designation as an asset held for sale, the carrying value of the asset is recorded at the lower of its carrying value or its estimated fair value less estimated costs to sell, and the Company ceases depreciating the asset. As of June 30, 2021 and 2020, we did not have any assets held for sale.

Impairment of Long-Lived Assets

We review the carrying value of our long-lived assets, which includes our right-of-use lease assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment of recoverability is based on our best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset group in order to determine if there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the assets. Our asset groups consist of our operating segments within our Wholesale reportable segment, each of our retail design centers and other corporate assets. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail segment is the individual retail design center and for our wholesale segment is the manufacturing plant level. We estimate future cash flows based on design center-level historical results, current trends, third-party appraisals and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates. Our retail segment recorded an impairment of long-lived assets held at various retail design centers of $0.6 million, $5.2 million and $9.9 million, respectively, during fiscal 2021, 2020 and 2019. Refer to Note 10, Restructuring and Other Impairment Activities, for further disclosure on the long-lived asset impairment.

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

Goodwill. Only our wholesale segment has goodwill remaining at June 30, 2021. When testing goodwill for impairment, we may elect to perform a qualitative analysis to determine whether it is more likely than not the fair value of the reporting unit is greater than its carrying value. In performing a qualitative assessment, we consider such factors as macro-economic conditions, industry and market conditions in which we operate including the competitive environment and significant changes in demand. We also consider our stock price both in absolute terms and in relation to peer companies. If the qualitative analysis indicates that it is more likely than not the fair value of our wholesale reporting unit is less than its carrying amount or if we elect not to perform a qualitative analysis, a quantitative analysis is performed to determine whether a goodwill impairment exists. The quantitative goodwill impairment analysis is used to identify potential impairment by comparing fair value of a reporting unit with its carrying amount using an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of our reporting units. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2021 using a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other Indefinite-Lived Intangible Assets (trade name). The fair value of our trade name, which is the Company’s only indefinite-lived intangible asset other than goodwill, is assessed annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2021 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required.

Leases

We determine if an arrangement contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Lease right-of-use (“ROU”) assets represent the right to use an underlying asset pursuant to the lease for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate generally applicable to the location of the lease ROU asset, unless an implicit rate is readily determinable. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. We combine lease and certain non-lease components for our design center real estate leases in determining the lease payments subject to the initial present value calculation. Lease ROU assets include upfront lease payments and exclude lease incentives, where applicable. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.

Operating leases are included in operating lease ROU assets, current operating lease liabilities and long-term operating lease liabilities in our consolidated balance sheets. Finance leases are included in property, plant and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

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

Refer to Note 6, Leases, for further lease accounting details.

Customer Deposits and Deferred Revenue

We collect a deposit from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheets. At June 30, 2021, we had customer deposits of $130.6 million compared with $62.6 million a year ago. During fiscal 2021, we recognized $59.9 million of revenue related to our contract liabilities as of June 30, 2020. We expect that substantially all of the customer deposits received as of June 30, 2021 will be recognized as revenue within the next twelve months as the performance obligations are satisfied.

We had previously launched a marketing program featuring a membership for an annual upfront fee. Membership fees were recorded as deferred revenue when collected from customers and recognized as revenue on a straight-line basis over the membership period of one year. These non-refundable fees are initially reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheet while recognized revenue is reported within Net sales on our consolidated statement of comprehensive income. During fiscal 2021, we recognized the remaining $1.4 million of revenue related to the membership program as we stopped marketing the program during the third quarter of fiscal 2020. There was no remaining deferred revenue on our consolidated balance sheet as of June 30, 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Deferred Financing Fees

Deferred financing fees related to our revolving credit facility are included in Prepaid expenses and other current assets (current portion) and Other assets (non-current portion) on our consolidated balance sheets and amortized utilizing the effective interest method. Such amortization is included in Interest and other financing costs on the consolidated statements of comprehensive income.

Insurance

The Company maintains insurance coverage for significant exposures, as well as those risks that, by law, must be insured. In the case of the Company’s health care coverage for employees, the Company has an insurance program related to claims filed. Expenses related to this insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. The Company had liabilities of $2.0 million and $2.2 million related to health care coverage as of June 30, 2021 and 2020, respectively. These liabilities are recorded within Accrued compensation and benefits on our consolidated balance sheets.

We also carry workers’ compensation insurance subject to a deductible amount for which the Company is responsible on each claim. The Company had accrued liabilities of $4.5 and $5.2 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, as of June 30, 2021 and 2020, respectively. These liabilities are recorded within Accrued compensation and benefits on our consolidated balance sheets.

Fair Value of Financial Instruments

Because of their short-term nature, the carrying value of our cash and cash equivalents, receivables and payables, and customer deposit liabilities approximates fair value. We believe the fair value of any future borrowings under our credit facility will approximate its carrying amount as the terms and interest rate approximate market rates given its floating interest rate basis.

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

Our practice has been to sell our products at the same delivered cost to all retailers and customers nationwide, regardless of shipping point. Costs incurred by the Company to deliver finished goods are expensed and recorded in selling, general and administrative expenses. We recognize shipping and handling expense as fulfillment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. Accordingly, we record the expenses for shipping and handling activities at the same time we recognize net sales. Shipping and handling costs amounted to $73.0 million in fiscal year 2021, $64.4 million for fiscal 2020 and $75.6 million in fiscal 2019.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At June 30, 2021 and June 30, 2020, these amounts were immaterial.

We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At June 30, 2021, we had prepaid commissions of $23.3 million, which we expect to recognize to selling expense in the next twelve months. Prepaid commissions totaled $9.0 million at June 30, 2020, which were fully recognized in selling expenses during fiscal 2021.

We recognize the promised amount of consideration without adjusting for the effects of a significant financing component if the contract has a duration of one year or less. As our contracts typically are less than one year in length and do not have significant financing components, we have not adjusted consideration.

Cost of Sales

Our cost of sales consist of the cost to manufacture our merchandise including materials, direct labor and overhead costs as well as the cost to purchase import products.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses include the costs of selling our products and general and administrative costs. Selling expenses primarily consist of shipping and handling costs, commissions, advertising, and compensation and benefits of employees performing various sales and designer functions. Occupancy costs, depreciation, compensation and benefit costs for administrative employees and other administrative costs are included in SG&A. All store pre-opening costs are included in SG&A expenses and are expensed as incurred.

Advertising Expenses

Advertising expenses primarily represent the costs associated with our direct mailings, national television spots, on-air radio, digital marketing, and other mediums. Our total advertising costs were $20.7 million in fiscal 2021, $29.1 million in fiscal 2020 and $30.5 million in fiscal 2019. These amounts include advertising media expenses, outside and inside agency expenses, certain website related fees and photo and video production. Advertising costs from our direct mailers are expensed when provided to the carrier for distribution. Website, print and other advertising expenses, which include e-commerce advertising, web creative content, national television and direct marketing activities such as print media and radio, are expensed as incurred or upon the release of the content or the initial advertisement. Prepaid advertising costs were immaterial at June 30, 2021 and 2020, respectively.

Interest and Other Financing Costs

Interest expense consists primarily from borrowings under our revolving credit facility and the amortization of deferred financing fees. For the twelve months ended June 30, 2021 and 2020, we recorded interest expense of $0.3 million and $0.5 million, respectively, on previously outstanding debt.

Other Income (Expense), Net

Other income (expense), net includes any gains or losses on sales of property and equipment, foreign currency gains or losses and other income or expense incurred outside our normal course of business

.

Supplemental Cash Flow Information

The Company’s supplemental cash flow information, as required by ASU 2016-15, Statement of Cash Flows (Topic 230), is presented at the bottom of its Consolidated Statement of Cash Flows, with the exception of required lease disclosures. Refer to Note 6 within the notes to the consolidated financial statements for cash flow impacts of leasing transactions during each of the past three fiscal years. Otherwise, there were no other material non-cash investing or financing activities during each period presented.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Acquisitions

From time to time we acquire design centers from our independent retailers in arms-length transactions. We record these acquisitions using the acquisition method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value on the acquisition date. There were no acquisitions during fiscal 2021. Cash paid to acquire design centers during fiscal 2020 and 2019 was $1.5 million and $0.5 million, respectively. Acquisition-related expenses are recognized separately and expensed as incurred.

Share-Based Compensation

Share-based compensation expense is included within SG&A expenses. Tax benefits associated with our share-based compensation arrangements are included within income tax expense.

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

Earnings Per Share

We compute basic EPS by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated similarly, except that the weighted average outstanding shares are adjusted to include the effects of converting all potentially dilutive share-based awards issued under our employee stock plans. The number of potential common shares outstanding are determined in accordance with the treasury stock method to the extent they are dilutive. For the purpose of calculating EPS, common shares outstanding include common shares issuable upon the exercise of outstanding share-based compensation awards. Under the treasury stock method, the exercise price paid by the optionee and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

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

Recent Accounting Pronouncements

As of the beginning of fiscal 2021, we implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect.

New Accounting Standards or Updates Adopted in fiscal 2021

Credit Losses of Financial Instruments – In  June 2016, the FASB issued accounting standards update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance through ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02 and ASU 2020-03 (collectively, the “ASUs”). The ASUs requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance applies to financial assets measured at amortized cost basis, such as receivables that result from revenue transactions. Accounts receivable is presented net of allowance for doubtful accounts as a result of the assessment of the collectability of customer accounts, which is recorded based on an overall aging analysis and a review of specifically identified accounts, which considers factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that  may affect a customer’s ability to pay. We adopted the ASUs as of  July 1, 2020 using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings. We did not recognize a cumulative-effect adjustment upon adoption as the adoption of the ASUs did not have a material effect on our consolidated financial statements.

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

No other new accounting pronouncements issued or effective as of June 30, 2021 have had or are expected to have an impact on our consolidated financial statements.

(4)	Revenue Recognition

The following table disaggregates our net sales by product category by segment for fiscal 2021 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$217,517	$275,887	$(144,268)	$349,136
Case goods(3)	126,690	149,912	(79,206)	197,396
Accents(4)	75,572	115,578	(59,404)	131,746
Other(5)	(6,703)	13,594	-	6,891
Total	$413,076	$554,971	$(282,878)	$685,169

The following table disaggregates our net sales by product category by segment for fiscal 2020 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$164,059	$213,903	$(101,237)	$276,725
Case goods(3)	115,040	129,839	(61,164)	183,715
Accents(4)	61,405	102,994	(48,510)	115,889
Other(5)	(2,556)	16,064	-	13,508
Total	$337,948	$462,800	$(210,911)	$589,837

The following table disaggregates our net sales by product category by segment for fiscal 2019 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$216,460	$263,744	$(133,807)	$346,397
Case goods(3)	151,999	172,293	(85,409)	238,883
Accents(4)	77,978	130,325	(65,480)	142,823
Other(5)	(4,886)	23,467	-	18,581
Total	$441,551	$589,829	$(284,696)	$746,684

(1)	The Eliminations column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents.

(4)

Accents includes items such as window treatments and drapery hardware, wall décor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, wall coverings and home and garden furnishings.

(5)

Other includes membership revenue, product delivery sales, the Ethan Allen Hotel revenues, sales of third-party furniture protection plans and other miscellaneous product sales less prompt payment discounts, sales allowances and other incentives.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(5)	Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. We consider the principal or most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy. The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels. We have categorized our cash equivalents as Level 1 assets within the fair value hierarchy as there are quoted prices in active markets for identical assets or liabilities. As the interest rate on our long-term debt is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, our long-term debt is categorized as a Level 2 liability in the fair value hierarchy. There were no Level 3 assets or liabilities held by the Company as of June 30, 2021 and 2020.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We measure certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. With the exception of the $0.6 million retail asset impairment charge, we did not record any additional other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis during fiscal 2021. In addition, we did not hold any available-for-sale securities during fiscal 2021 and 2020, thus no fair value measurements were required. Refer to Note 10, Restructuring and Other Impairment Activities, for further disclosure of the retail impairment charge.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding debt as of June 30, 2021. The fair value of our long-term debt was $50.0 million as of June 30, 2020, which approximated its carrying amount given the application of a floating interest rate equal to the monthly LIBOR rate plus a spread using a debt leverage pricing grid.

(6)	Leases

During the first quarter of fiscal 2020, we adopted ASU 2016-02, Leases (Topic 842), and all related amendments. The guidance requires lessees to recognize substantially all leases on their balance sheet as a ROU asset and a lease liability. We have operating leases for many of our design centers that expire at various dates through fiscal 2040. We also lease certain tangible assets, including computer equipment and vehicles with initial lease terms ranging from three to five years.

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

Lease concessions, in the form of rent deferrals and/or abatements, related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the landlord or the obligations of the Company are accounted for as if no changes to the lease contract were made. Under this accounting, we have reflected rent deferrals within Accounts payable and accrued expenses in our consolidated balance sheet and recognized expense within our consolidated statement of comprehensive income. Rent abatements have been reflected as variable lease payments. During the fourth quarter of fiscal 2020, we received a total of $2.7 million in retail design center rent deferrals and abatements related to the effects of COVID-19. We did not receive any new material COVID-19 related rent deferrals during fiscal 2021. We have repaid $2.4 million of this previously deferred rent, leaving a liability balance of $0.3 million as of June 30, 2021, which will be repaid in the next six months.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating and financing lease assets and liabilities recognized within our consolidated balance sheets are as follows (in thousands):

		June 30,
	Consolidated Balance Sheet Location	2021	2020
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$108,730	$109,342
Financing leases	Property, plant and equipment, net	1,233	590
Total lease assets		$109,963	$109,932

Liabilities
Current:
Operating leases	Current operating lease liabilities	$27,395	$27,366
Financing leases	Other current liabilities	523	464
Noncurrent:
Operating leases	Operating lease liabilities, long-term	97,911	102,111
Financing leases	Other long-term liabilities	788	121
Total lease liabilities		$126,617	$130,062

The ROU assets by segment are as follows (in thousands):

	2021	2020
Retail	$108,765	$109,395
Wholesale	1,198	537
Total ROU assets	$109,963	$109,932

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Fiscal Year Ended June 30,
	Statement of Comprehensive Income Location	2021	2020
Operating lease cost(1)	SG&A	$29,944	$31,995
Financing lease cost:
Depreciation of property	SG&A	668	596
Interest on lease liabilities	Interest and other financing costs	24	30
Short-term lease cost(2)	SG&A	840	1,215
Variable lease cost(3)	SG&A	9,068	9,457
Less: Sublease income	SG&A	(1,716)	(2,181)
Total lease expense		$38,828	$41,112

(1)	Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with initial terms of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.

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

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2021 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2022	$31,978	$530
2023	25,901	490
2024	21,374	320
2025	17,830	8
2026	14,265	-
Thereafter	32,217	-
Total undiscounted future minimum lease payments	143,565	1,348
Less: imputed interest	(18,259)	(37)
Total present value of lease obligations(1)	$125,306	$1,311

(1) Excludes future commitments under short-term operating lease agreements of $0.3 million as of June 30, 2021.

The Company's lease terms and discount rates are as follows:

	June 30,
	2021	2020
Weighted-average remaining lease term (in years)
Operating leases	6.2	6.6
Financing leases	2.6	1.6
Weighted-average discount rate
Operating leases	4.2%	4.2%
Financing leases	2.3%	4.4%

As of  June 30, 2021, we have entered into two additional operating leases for retail design centers, which have not yet commenced and are therefore not part of the tables above nor included in the lease right-of-use assets and liabilities. These leases will commence when we obtain possession of the underlying leased asset, which is expected to be during the first half of fiscal 2022. The two operating leases are for a period of seven and ten years, respectively, and have aggregate undiscounted future rent payments of $4.4 million. As of June 30, 2021, we did not have any financing leases that had not commenced.

Other supplemental information for our leases is as follows (in thousands):

	Fiscal Year Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$33,401	$34,765
Operating cash flows from financing leases	$585	$568
Operating lease assets obtained in exchange for new operating lease liabilities	$23,901	$18,218
Financing lease obligations obtained in exchange for new financing leases assets(1)	$1,311	$87

(1)	There were no non-cash financing lease obligations incurred during fiscal 2019.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We sublease a small number of our leased locations. The terms of these leases generally match those of the lease we have with the lessor. As of June 30, 2021, future minimum leases payments due to us under those subleases were as follows (in thousands):

Fiscal Year	Sublease Income
2022	$1,561
2023	1,121
2024	719
2025	522
2026	538
Thereafter	1,417
Total minimum future sublease income	$5,878

(7)	Inventories

Inventories are summarized as follows (in thousands):

	June 30,
	2021	2020

Finished goods	$106,924	$97,718
Work in process	11,612	9,589
Raw materials	28,235	21,343
Inventory reserves	(2,793)	(2,549)
Inventories, net	$143,978	$126,101

(8)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	June 30,
	2021	2020

Land and improvements	$79,478	$83,081
Building and improvements	358,469	361,324
Machinery and equipment	127,673	122,157
Property, plant and equipment, gross	565,620	566,562
Less: accumulated depreciation and amortization	(334,174)	(329,884)
Property, plant and equipment, net	$231,446	$236,678

We recorded depreciation expense of $16.4 million, $16.9 million and $19.5 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

(9)	Goodwill and Other Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At June 30, 2021 and 2020, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which are recorded in our wholesale segment.

We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2021 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required. In performing the qualitative assessment, we considered such factors as macro-economic conditions, industry and market conditions in which we operate including the competitive environment and any significant changes in demand. We also considered our stock price both in absolute terms and in relation to peer companies.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The fair value of our trade name, which is our only indefinite-lived intangible asset other than goodwill, is assessed annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2021 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required. Qualitative factors reviewed included a review for significant adverse changes in customer demand or business climate that could affect the value of the asset, a product recall or an adverse action or assessment by a regulator.

(10)	Restructuring and Other Impairment Activities

Restructuring and other impairment charges, net of gains, were as follows (in thousands):

	Fiscal Year Ended June 30,
	2021	2020
Lease exit costs(1)	$1,537	$2,489
Impairment of long-lived assets(2)	623	5,171
Optimization of manufacturing and logistics(3)	302	829
Gain on sale of property, plant and equipment(4)	(473)	(11,497)
Severance and other charges (income)	422	(11)
Total Restructuring and other impairment charges, net of gains	$2,411	$(3,019)

Optimization of manufacturing and logistics(3)(6)	54	1,319
Inventory write-downs and additional reserves(5)(6)	585	4,107
Total	$3,050	$2,407

(1)

We recorded restructuring charges of $1.5 million during fiscal 2021 related to lease exit costs within the retail segment as a result of an early termination of a lease, the closing and subsequent exiting of a retail design center and the payment to assign a lease to an independent third-party. During fiscal 2020 we recorded $2.5 million of restructuring charges related to the remaining contractual obligations under leased retail space that we exited during the year.

(2)

We recorded a non-cash charge of $0.6 million during fiscal 2021 related to the impairment of long-lived assets held at a retail design center location. A year ago, we recorded an impairment charge of $5.2 million due to retail segment operating losses driven by the negative economic impacts from COVID-19. The asset group used for impairment analysis, which represented the lowest level for which identifiable cash flows were available and largely independent of the cash flows of other groups of assets, was the individual retail design center. We estimated future cash flows based on design center-level historical results, current trends, third-party appraisals, and operating and cash flow projections.

(3)

Over the past three years, we have executed on many key initiatives to further optimize our manufacturing and logistics, including closing our Passaic, New Jersey property, converting our Old Fort, North Carolina case goods manufacturing operations into a distribution center, expanding our existing Maiden, North Carolina manufacturing campus and most recently, closing our Atoka, Oklahoma distribution center and consolidating its workflow into our Old Fort, North Carolina facility. In connection with these initiatives, we recorded charges of $0.4 million during fiscal 2021 compared with $2.1 million during fiscal 2020. The current year charge of $0.4 million related to the closing of our Atoka distribution center and included $0.3 million within the line item Restructuring and other impairment charges, net of gains in the consolidated statements of comprehensive income and $0.1 million within Cost of Sales. Fiscal 2020 charges consisted of $1.3 million in abnormal manufacturing variances associated with the Passaic and Old Fort facilities, $0.8 million in employee severance and $0.7 million in other exit costs partially offset by $0.7 million in gains from the sale of property, plant and equipment held at our Old Fort facility. The abnormal manufacturing overhead variances of $1.3 million were recorded within Cost of Sales with the remaining $0.8 million recorded within Restructuring and other impairment charges, net of gains.

(4)

During fiscal 2021 we completed the sale of two  retail properties to independent third parties. As a result of these sales, the Company recognized a pre-tax gain of $0.5 million. We also completed the sale of a wholesale property in September 2019 to an independent third party and received $12.4 million in cash less certain adjustments, including $0.9 million in selling and other closing costs. As a result of the sale, we recognized a pre-tax gain of $11.5 million in fiscal 2020.

(5)

We recorded a non-cash charge of $0.6 million during fiscal 2021 related to the write-down and disposal of certain slow moving and discontinued inventory items, which was due to actual demand and forecasted market conditions for these inventory items being less favorable than originally estimated. Of the total inventory write-down, $0.4 million related to slow moving finished goods with the remaining $0.2 million consisting of raw materials that were disposed of. In fiscal 2020, we recorded a non-cash charge of $4.1 million to write-down and dispose of certain slow moving and discontinued inventory items. These non-cash inventory write-downs were recorded in the consolidated statement of comprehensive income within the line item Cost of Sales.

(6)

Certain optimization of manufacturing and logistics costs, such as manufacturing variances and inventory write-downs, are reported within Cost of Sales in the consolidated statements of comprehensive income.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Company’s restructuring and other impairment activity is summarized in the table below (in thousands):

		Fiscal 2021 Activity
	Balance June 30, 2020	New Charges (Income)	Non-Cash	(Payments) Receipts	Balance June 30, 2021
Lease exit costs	$(90)	$1,537	$(966)	$(1,768)	$645	(1)
Impairment of long-lived assets	-	623	623	-	-
Optimization of manufacturing and logistics (Atoka)	-	356	92	(64)	200	(2)
Sale of property, plant and equipment	-	(473)	4,434	4,907	-
Inventory write-downs and additional reserves	-	585	585	-	-
Severance and other charges (income)	59	422	(697)	(939)	239	(3)

Total Restructuring and other impairment activities	$(31)	$3,050	$4,071	$2,136	$1,084

(1)

The remaining balance as of June 30, 2021 of $0.6 million represents remaining monthly lease payments due under a retail design center that was exited during fiscal 2021. The remaining amount of rent to be paid is accrued within Accounts payable and accrued expenses.

(2)

Balance as of June 30, 2021 primarily represents accrued severance related to the closing of our Atoka distribution center. The remaining amount of $0.2 million is accrued for within Accrued compensation and benefits and is expected to be paid out during the first half of fiscal 2022.

(3)	The remaining balance from other charges as of June 30, 2021 is primarily recorded as a reduction to Prepaid expenses and other current assets.

(11)	Debt

Total debt obligations consist of the following (in thousands):

	June 30,
	2021	2020
Borrowings under revolving credit facility	$-	$50,000
Less current maturities	-	-
Total long-term debt	$-	$50,000

Credit Agreement

On  December 21, 2018, the Company and most of its domestic subsidiaries (the “Loan Parties”) entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement provides for a $165 million revolving credit facility (the “Facility”), subject to borrowing base availability, with the maturity date of December 21, 2023. We incurred financing costs of $0.6 million in fiscal 2019, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

At the Company’s option, revolving loans under the Facility bear interest, based on the average availability, at an annual rate of either (a) the London Interbank Offered rate (“LIBOR”) plus 1.5% to 2.0%, or (b) the higher of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, or (iii) LIBOR plus 1.0% plus in each case 0.5% to 1.0%.

The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Facility, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties, including inventory, receivables and certain types of intellectual property.

Borrowings under the Facility

We borrowed $100.0 million under the Facility in March 2020 and repaid $50.0 million in June 2020, leaving $50.0 million of outstanding borrowings on our balance sheet as of June 30, 2020. We subsequently repaid the remaining $50.0 million in the first quarter of fiscal 2021 using available cash on hand. The borrowings had a weighted average interest rate equal to the one-month LIBOR rate plus a spread using a debt leverage pricing grid. The outstanding borrowings of $50 million as of June 30, 2020 were reported as Long-term debt within the consolidated balance sheet. For the twelve months ended June 30, 2021 and 2020, we recorded interest expense of $0.3 million and $0.5 million, respectively, on our borrowings.

We believe the fair value of debt approximates the carrying amount as the terms and interest rate approximate market rates given its floating interest rate basis.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the Facility falls below $18.5 million. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. At no point during fiscal years 2021 or 2020, did the unused availability under the Facility fall below $18.5 million, thus the FCCR Covenant did not apply.

At June 30, 2021 and 2020, there was $5.0 million and $5.8 million, respectively, of standby letters of credit outstanding under the Facility. Total borrowing base availability under the Facility was $75.7 million at June 30, 2021 and $58.9 million at June 30, 2020. At both June 30, 2021 and 2020, we were in compliance with all the covenants under the Facility.

(12)	Other Long-term Liabilities

The following table summarizes the nature of the amounts within Other long-term liabilities (in thousands):

	June 30,
	2021	2020

Unrecognized tax benefits	$1,543	$1,487
Deferred FICA taxes (as permitted under the CARES Act)	1,970	-
Long-term financing lease liabilites	788	121
Other long-term liabilities	685	954
Other long-term liabilities	$4,986	$2,562

(13)	Income Taxes

Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Income tax expense for the fiscal years ended June 30 were as follows (in thousands):

	2021	2020	2019
U.S. operations	$75,458	$12,690	$35,041
Non-U.S. operations	953	1,499	(1,181)
Income before income taxes	$76,411	$14,189	$33,860

U.S. operations	15,812	4,989	7,897
Non-U.S. operations	594	300	265
Total income tax expense	$16,406	$5,289	$8,162
Effective tax rate	21.5%	37.3%	24.1%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of income tax expense for the fiscal years ended June 30 were as follows (in thousands):

	2021	2020	2019
Current:
Federal	$10,617	$2,432	$10,132
State	1,647	8	1,237
Foreign	492	325	304
Total current	12,756	2,765	11,673
Deferred:
Federal	4,462	181	(3,091)
State	(914)	2,368	(381)
Foreign	102	(25)	(39)
Total deferred	3,650	2,524	(3,511)
Total income tax expense	$16,406	$5,289	$8,162

The following is a reconciliation of our effective tax rate to the U.S. federal income tax rate for the fiscal years ended June 30 (in thousands):

	2021		2020		2019

Income tax expense at U.S. Federal statutory tax rate	$16,046	21.0%	$2,980	21.0%	$7,111	21.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of U.S. federal income benefit	2,565	3.4%	159	1.1%	737	2.2%
Change in valuation allowance	(2,565)	-3.4%	2,534	17.9%	602	1.8%
Foreign derived intangible income ("FDII") deduction	-	0.0%	-	0.0%	(161)	-0.5%
Unrecognized tax benefits	48	0.1%	(215)	-1.5%	26	0.1%
Share-based compensation	72	0.1%	17	0.1%	184	0.5%
Other, net	240	0.3%	(186)	-1.3%	(337)	-1.0%
Actual income tax expense (and corresponding effective tax rate)	$16,406	21.5%	$5,289	37.3%	$8,162	24.1%

The significant components of deferred tax assets recorded within the consolidated balance sheet were as follows (in thousands):

	June 30,
	2021	2020

Leases	$30,692	$32,184
Employee compensation accruals	2,131	2,259
Share-based compensation	727	670
Net operating loss carryforwards	1,420	2,002
Property, plant and equipment	1,446	1,020
Other	2,263	2,825
Subtotal deferred tax assets	38,679	40,960
Less: Valuation allowance	(593)	(3,158)
Total deferred tax assets	$38,086	$37,802

The significant components of deferred tax liabilities recorded within the consolidated balance sheet were as follows (in thousands):

	June 30,
	2021	2020
Operating lease right-of-use assets	$26,811	$27,334
Intangible assets other than goodwill	8,979	9,080
Commissions	5,744	2,207
Other	502	118
Total deferred tax liabilities	$42,036	$38,739

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Deferred tax balances are classified in the consolidated balance sheets as follows (in thousands):

	June 30,
	2021	2020
Other assets	$1,078	$137
Other non-current liabilities	5,028	1,074
Total net deferred tax asset (liability)	$(3,950)	$(937)

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

At June 30, 2021, a valuation allowance of $0.6 million was in place against the retail segment's Canadian tax assets. The valuation allowance previously recorded of $2.5 million against the U.S. state and local deferred tax assets was removed during fiscal 2021 as it was now considered more likely than not to be realized based on the performance and related positive earnings generated by the retail segment’s U.S. operations over the past 36 months. At June 30, 2020, a valuation allowance of $3.2 million was in place against the retail segment’s U.S. state and local and Canadian foreign tax assets. With the liquidation of the Belgian subsidiary during fiscal 2020, the previously recorded valuation allowance of $2.6 million was removed in fiscal 2020. This reduction was partially offset by a $2.5 million valuation allowance recorded during fiscal 2020 on our U.S. retail segment’s state and local deferred tax assets.

The deferred tax assets at June 30, 2021 associated with net operating loss carryforwards and the related expiration dates are as follows (in thousands):

	Deferred	Net Operating Loss
	Tax Assets	Carryforwards
Various U.S. state net operating losses, expiring between 2025 and 2040	$1,148	$21,457
Foreign capital losses, expiring between 2034 and 2040	$272	$1,027

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. If the $2.0 million of unrecognized tax benefits and related interest and penalties as of June 30, 2021 were recognized, approximately $1.6 million would be recorded as a benefit to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties is as follows (in thousands):

	June 30,
	2021	2020
Beginning balance	$1,933	$2,209
Additions for tax positions related to the current year	452	214
Additions for tax positions of prior years	117	126
Reductions resulting from a lapse of the applicable statute of limitations	(518)	(616)
Ending balance	$1,984	$1,933

It is reasonably possible that various issues relating to approximately $0.4 million of the total gross unrecognized tax benefits as of June 30, 2021 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $0.4 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the United States, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the United States, Canada, Mexico and Honduras. As of June 30, 2021, the Company and certain subsidiaries are currently under audit from 2017 through 2019 in the United States. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(14)	Shareholders’ Equity

Shares Authorized for Issuance

Our authorized capital stock consists of 150,000,000 shares of common stock, par value $0.01 per share, and 1,055,000 shares of Preferred Stock, par value $0.01 per share. The Board of Directors may provide for the issuance of all or any shares of Preferred Stock in one or more classes or series, and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such class or series and as may be permitted by the General Corporation Law of the State of Delaware. As of June 30, 2021 and 2020, there were no shares of Preferred Stock issued or outstanding.

Share Repurchase Program

On  January 13, 2020, our Board of Directors authorized an increase in the aggregate share repurchase authorization under the Company’s existing multi-year share repurchase program (the “Share Repurchase Program”) to 3,000,000 shares. There is no expiration date on the repurchase authorization.

There were no share repurchases under the Share Repurchase Program during fiscal 2021. We repurchased 1,538,363 shares at an average price of $15.81 per share for an aggregate amount of $24.3 million during fiscal 2020. As of June 30, 2021, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

We repurchased the following shares of our common stock (on a trade date basis) under our existing share repurchase program as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Common shares repurchased	-	1,538,363	-
Cost to repurchase common shares	$-	$24,319,044	$-
Average price per share	$-	$15.81	$-

For each of the fiscal years presented above, we funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. All our common stock repurchases are recorded as treasury stock and result in a reduction of shareholders’ equity.

(15)	Earnings Per Share

Basic and diluted EPS are calculated using the following weighted average share data (in thousands):

	Fiscal Year Ended June 30,
	2021	2020	2019
Weighted average shares outstanding for basic calculation	25,265	26,044	26,695
Dilutive effect of stock options and other share-based awards	87	25	56
Weighted average shares outstanding adjusted for dilution calculation	25,352	26,069	26,751

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of June 30, 2021, 2020 and 2019, total share-based awards of 46,827, 403,106 and 231,717, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of June 30, 2021, 2020 and 2019, the number of performance units excluded from the calculation of diluted EPS was 251,867, 199,107 and 187,882, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	Fiscal Year Ended June 30,
	2021	2020
Beginning balance at July 1	$(8,441)	$(5,651)
Other comprehensive income (loss), net of tax	2,486	(2,854)
Less AOCI attributable to noncontrolling interests	24	64
Ending balance at June 30	$(5,931)	$(8,441)

(17)	Share-Based Compensation

We recognized total share-based compensation expense of $1.3 million, $0.3 million, and $0.1 million in fiscal 2021, 2020 and 2019, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A. As of June 30, 2021, $1.5 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 1.9 years. There was no share-based compensation capitalized as of June 30, 2021 and 2020, respectively.

At June 30, 2021, there were 1,385,340 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”). Under this Plan, the initial aggregate number of shares of common stock that may be issued through awards of any form was 6,487,867 shares. The Plan provides for the grant of stock options, restricted stock and stock units. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options, however no SARs have been issued to date. All share-based awards are approved by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Stock options are granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period and have a contractual term of 10 years. Equity awards can also include performance vesting conditions. Company policy further requires an additional one year holding period beyond the service vest date for certain executives. Grants to independent directors have a three-year service vesting condition.

Stock Option Activity

A summary of stock option activity during fiscal 2021 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (yrs)	($ in thousands)
Outstanding at June 30, 2020	403,106	$21.24	4.4	$-
Granted	37,008	$12.97	n/a	n/a
Exercised	(174,662)	$16.95	n/a	$667
Canceled (forfeited/expired)	(11,497)	$18.62	n/a	n/a
Outstanding at June 30, 2021	253,955	$23.10	5.6	$1,368
Exercisable at June 30, 2021	174,371	$26.26	4.3	$459

The aggregate intrinsic value of stock options exercised during fiscal 2021, 2020 and 2019 was $0.7 million, less than $0.1 million and $0.3 million, respectively. We received proceeds from employee stock option exercises of $3.0 million, $0.1 million, and $0.8 million during fiscal 2021, 2020, and 2019, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of the nonvested shares as of June 30, 2021 and changes during the fiscal year then ended is presented below.

		Weighted Average
	Options	Exercise Price
Nonvested at June 30, 2020	82,738	$19.61
Granted	37,008	$12.97
Vested	(32,662)	$21.60
Canceled (forfeited)	(7,500)	$14.58
Nonvested at June 30, 2021	79,584	$16.18

As of June 30, 2021, $0.2 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 1.9 years.

Employee Stock Option Grants. There were no stock option awards granted to employees during fiscal 2021. The Company granted 25,000 stock options with a weighted average exercise price of $16.90 to existing employees during fiscal 2020. These stock option awards vest 25% annually on the anniversary date of the grant and are fully vested after four years, expiring ten years from the date of grant. Stock options granted to employees during fiscal 2020 were valued using the Black-Scholes option pricing model with the following weighted average assumptions. There were no stock option awards granted to employees during fiscal 2019.

2020
Volatility	30.8%
Risk-free rate of return	1.72%
Dividend yield	5.04%
Expected average life (years)	6.7
Grant date fair value	$2.24
Fair value as a % of exercise price	13.3%

Non-Employee Stock Option Grants. The Plan also provides for the grant of share-based awards, including stock options, to non-employee directors of the Company. During fiscal 2021, we granted 37,008 stock options at an exercise price of $12.97 to our existing non-employee Directors. In fiscal 2020, we granted 34,188 stock options at an exercise price of $17.55 and in fiscal 2019, a total of 25,590 stock options were granted at an exercise price of $23.45. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on our Board. All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board. Non-employee (independent) directors were granted stock options during the first quarter of each fiscal year presented and valued using the Black-Scholes option pricing model with the following assumptions:

	2021	2020	2019
Volatility	38.2%	30.8%	31.3%
Risk-free rate of return	0.35%	1.55%	2.80%
Dividend yield	3.26%	3.97%	3.24%
Expected average life (years)	5.5	5.3	5.0
Grant date fair value	$3.20	$3.30	$5.30
Fair value as a % of exercise price	24.7%	18.8%	22.6%

Restricted Stock Unit Activity

A summary of restricted stock unit activity during fiscal 2021 is presented below.

	Restricted Stock Units	Weighted Average Fair Value
Outstanding at June 30, 2020	56,000	$9.15
Granted	38,000	$9.58
Vested	(12,375)	$9.15
Canceled (forfeited)	(10,625)	$9.15
Outstanding at June 30, 2021	71,000	$9.38

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During fiscal 2021 we granted 38,000 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $9.58 and vest in two equal annual installments on the first and second anniversary of the date of grant. In fiscal 2020, we granted 58,000 non-performance based RSUs, with a weighted average grant date fair value of $9.15, and vest 25% annually on the anniversary date of grant. There were no non-performance based RSUs granted during fiscal 2019. RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested. We account for these RSUs as equity-based awards because when they vest, they will be settled in shares of our common stock. The grant date fair value of RSUs is measured by reducing the grant date price of the Company's common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate.

As of June 30, 2021, $0.5 million of total unrecognized compensation expense related to non-vested restricted stock units is expected to be recognized over a weighted average remaining period of 2.0 years.

Performance Stock Unit Activity

Under the Plan, the Compensation Committee of the Board of Directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. The awards are offered at no cost to the employees. In the event of an employee's termination during the performance period, the right to earn shares under this program is forfeited. Payout of these performance stock unit (“PSU”) grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other peer companies (20%). The performance award opportunity ranges from 50% of the employee's target award if minimum performance requirements are met to a maximum of 125% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years. The number of awards that will vest, as well as unearned and canceled awards, depend on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with us through the end of the three-year performance periods. We account for PSU awards as equity-based awards because upon vesting, they will be settled in common shares. We expense as compensation cost the fair value of the PSUs as of the grant date and amortize expense ratably over the total performance and time vest period, considering the probability that we will satisfy the performance goals.

The following table summarizes PSU activity during fiscal 2021 at the maximum award amounts:

		Weighted Average
		Grant Date
	Units	Fair Value
Outstanding at June 30, 2020	325,107	$19.05
Granted	117,338	$8.76
Vested	-	$-
Canceled (forfeited)	(64,578)	$18.29
Outstanding at June 30, 2021	377,867	$15.98

During fiscal 2021 we granted 117,338 PSUs compared with 99,405 units in fiscal 2020 and 105,644 units in fiscal 2019. The weighted average assumptions used for PSUs granted during fiscal 2021, 2020 and 2019, respectively, are presented below.

	Fiscal Year Ended June 30,
	2021	2020	2019
Volatility	56.0%	30.5%	32.1%
Risk-free rate of return	0.14%	1.72%	2.72%
Dividend yield	3.26%	3.97%	3.24%

Share-based compensation expense related to PSUs recognized in our consolidated statements of comprehensive income are presented in the following table (in thousands).

	Fiscal Year Ended June 30,
	2021	2020	2019
Fiscal 2016 grants	$-	$-	$5
Fiscal 2017 grants	-	-	-
Fiscal 2018 grants	-	-	(457)
Fiscal 2019 grants	335	101	321
Fiscal 2020 grants	234	59	-
Fiscal 2021 grants	301	-	-
Total expense	$870	$160	$(131)

As of June 30, 2021, $0.8 million of total unrecognized compensation expense related to non-vested PSUs is expected to be recognized over a weighted average remaining period of 1.8 years.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(18)	Employee Retirement Programs

The Ethan Allen Retirement Savings Plan (the “401(k) Plan”)

The Company established its 401(k) Plan in 1994. The 401(k) Plan is a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Effective January 1, 2021, all full-time U.S. employees of the Company are eligible to participate in the Plan on the first day of employment. Prior to such date, all full-time United States employees were eligible to participate in the 401(k) Plan on the first day of any subsequent April, July, October or January coincident with or next following the three-month anniversary of their date of hire. Each year, participants may contribute up to 100% of their eligible annual compensation, subject to annual limitations established by the IRC. We may, at our discretion, make a matching and profit-sharing contribution to the 401(k) Plan on behalf of each eligible participant. Effective January 1, 2021, all participants with a date of hire on or after January 1, 2021 shall cliff vest 100% of Company contributions received after three years of service. Those employees hired before January 1, 2021 will continue to vest immediately in all Company contributions. The Company contributed $2.7 million, $3.2 million and $3.3 million in matching and profit-sharing contributions to employee 401(k) accounts during fiscal 2021, 2020 and 2019, respectively.

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

Our wholesale and retail operating segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. This vertical structure enables us to offer our complete line of home furnishings and accents more effectively while better controlling quality and cost. We evaluate performance of the respective segments based upon sales and operating income.

Wholesale Segment. The wholesale segment, which accounted for 19.0% of net sales during fiscal 2021, is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of our broad range of home furnishings and accents. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. Wholesale revenue is generated upon the sale and shipment of our products to our retail network of independently operated design centers, Company-operated design centers and other contract customers. Sales to ten of our largest customers accounted for 22.2% of revenues within our wholesale segment during fiscal 2021. Our ten largest customers were all within our wholesale segment and represent 13.7% of our consolidated net sales in fiscal 2021. These customers are the GSA and nine independent retailers.

Retail Segment. The retail segment, which accounted for 81.0% of net sales during fiscal 2021, sells home furnishings and accents to clients through a network of Company-operated design centers. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of retail home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities. As of June 30, 2021, the Company operated 141 design centers within our retail segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The accounting policies of the operating segments are the same as those described in Note 3, Summary of Significant Accounting Policies. We account for intersegment sales transactions between our segments consistent with independent third-party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our retail segment is included within our wholesale segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third-party transactions. Segment operating income is based on profit or loss from operations before interest and other financing costs, other income (expense), net and income taxes. Sales are attributed to countries on the basis of the customer's location.

Information for each of the last three fiscal years is provided below (in thousands):

	Fiscal Year Ended June 30,
	2021	2020	2019
Net sales
Wholesale segment	$413,076	$337,948	$441,551
Less: intersegment sales	(282,878)	(210,911)	(284,696)
Wholesale sales to external customers	130,198	127,037	156,855
Retail segment	554,971	462,800	589,829
Consolidated Total	$685,169	$589,837	$746,684

Income before income taxes
Wholesale segment	$52,281	$33,106	$42,481
Retail segment	28,824	(21,414)	(10,529)
Elimination of intercompany profit(a)	(3,820)	2,952	1,995
Operating income	77,285	14,644	33,947
Interest and other financing costs	481	739	425
Other income (expense), net	(393)	284	338
Consolidated Total	$76,411	$14,189	$33,860

Depreciation and amortization
Wholesale segment	$6,714	$7,107	$7,560
Retail segment	9,671	9,752	11,970
Consolidated Total	$16,385	$16,859	$19,530

Capital expenditures
Wholesale segment	$5,618	$7,454	$3,340
Retail segment	6,411	8,255	5,780
Consolidated Total	$12,029	$15,709	$9,120

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

	June 30,
(in thousands)	2021	2020	2019
Total Assets
Wholesale segment	$298,332	$255,011	$237,354
Retail segment	412,066	390,635	299,125
Inventory profit elimination(a)	(27,153)	(22,857)	(26,128)
Consolidated Total	$683,245	$622,789	$510,351

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

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

	Fiscal Year Ended June 30,
	2021	2020	2019
Independent retailer design centers	127	125	118
Company-operated design centers	5	6	6
Total international design centers	132	131	124
% of total design centers international	43.7%	43.1%	41.1%
% of consolidated net sales	5.1%	5.7%	6.8%

Sales by Country	2021	2020	2019
United States	94.9%	94.3%	93.2%
All Others	5.1%	5.7%	6.8%

The following table sets forth long-lived assets by geographic area at June 30 (in thousands):

	2021	2020	2019
United States	$311,529	$319,012	$218,034
Mexico	15,381	14,474	18,144
Honduras	8,347	8,049	8,057
Canada	4,919	4,485	1,011
Total long-lived assets(1)	$340,176	$346,020	$245,246

(1)	Long-lived assets consist of net property, plant and equipment and operating lease right-of-use assets and exclude goodwill, intangible assets, deferred income taxes and other assets.

(20)	Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (i.e., when the goods or services are received). Fluctuations in our operating results, levels of inventory on hand, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our commitments, including contractual obligations, on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here.

Lease Commitments

We enter into operating and financing leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. For more information on our leases, see Note 6, Leases, in the notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Purchase Commitments with Suppliers

Purchase obligations are defined as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within a relatively short time period. Our open purchase orders with respect to such goods and services was $50.2 million at June 30, 2021, up from $20.1 million a year ago. These purchase orders are expected to be paid in the next 12 months. The significant increase in open purchase orders was primarily due to the Company re-accelerating production to near pre-COVID-19 levels combined with longer lead times on raw material purchases due to shipping container shortages and supply constraints. Wholesale written orders increased $113.4 million year over year, which has led to increased production within our manufacturing facilities and having more goods on backorder. Purchase commitments a year ago were historically low due to our efforts to minimize inventory carrying costs, eliminate all non-essential operating expenses and delay capital expenditures as part of our COVID-19 action plan.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other Purchase Commitments

Other purchase commitments represent payment due for services such as telecommunication, computer-related software, royalties, web development, insurance and other maintenance contracts. These commitments are generally payable within one year and totaled approximately $8.8 million as of June 30, 2021, down from a year ago due to timing of payments and entering into contracts.

Legal Matters

We are routinely party to various legal proceedings, including investigations or as a defendant in litigation, in the ordinary course of business. Such legal proceedings may include claims related to our employment practices, wage and hour claims, claims of intellectual property infringement, including with respect to trademarks, claims asserting unfair competition and unfair business practices, and consumer action claims relating to our consumer products and practices. In addition, from time to time, we are subject to product liability and personal injury claims for the products that we sell and properties we operate. We could also face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. We are also subject to various federal, state and local environmental protection laws and regulations and are involved, from time to time, in investigations and proceedings regarding environmental matters. Such investigations and proceedings typically concern air emissions, water discharges, and/or management of solid and hazardous wastes. We believe that our facilities are in material compliance with all such applicable laws and regulations.

On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote”, “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at June 30, 2021, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer (“CEO”) and Executive Vice President, Administration and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management report on internal control over financial reporting is included under Part II, Item 8 of this Annual Report on Form 10-K.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm’s attestation report on our internal control over financial reporting is included under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, all other officers and our directors. A copy of this code of conduct is available at the Investor Relations section of our website at https://ir.ethanallen.com/corporate-governance/governance-documents. We intend to satisfy any disclosure requirements of Form 8-K regarding disclosure of certain amendments to, or waivers from, a provision of this Code of Ethics by posting such information on our website at the address and general location specified above within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted, and the date of the waiver will also be disclosed.

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

The remaining information required by this Item will be included in our proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated in this item by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included under the section Compensation Discussion and Analysis in our proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated in this item by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information required by this item relating to security ownership of certain beneficial owners and management will be included under the section Security Ownership in our proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Equity Compensation Plan Information

The following table summarizes as of June 30, 2021, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	702,822(1)	$23.10(2)	1,385,340
Equity compensation plans not approved by security holders(3)	-	-	-
Total	702,822	$23.10	1,385,340

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

(3)	As of June 30, 2021, we did not maintain any equity compensation plans that have not been approved by our shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under sections Board Independence and Certain Relationships and Related Party Transactions in our proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated in this item by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the section Audit Fees in our proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated in this item by reference.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements.

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

-	Management’s Report on Internal Control over Financial Reporting
-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets at June 30, 2021 and 2020
-	Consolidated Statements of Comprehensive Income for the years ended June 30, 2021, 2020 and 2019
-	Consolidated Statements of Cash Flows for the years ended June 30, 2021, 2020 and 2019
-	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2021, 2020 and 2019
-	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules.

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or notes described in Item 15(a)(1) above.

(3)	Exhibits.

The information required by this item is set forth below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-11692	3(a)	11/18/2016	-
3.2	Certificate of Designations relating to the New Convertible Preferred Stock dated as of March 23, 1993	10-K	001-11692	3(b)	8/12/2015	-
3.3	Certificate of Designations of Series C Junior Participating Preferred Stock dated as of July 3, 1996, and Certificate of Amendment of Certificate of Designations of Series C Junior Participating Preferred Stock dated as of December 27, 2004	10-K	001-11692	3(c)	8/12/2015	-
3.4	Amended and Restated By-laws of the Company	8-K	001-11692	3(d)	11/18/2016	-
4.1	Description of Securities of the Registrant	-	-	-	-	X
10.1	Restated Directors Indemnification Agreement dated March 1993, among the Company and Ethan Allen and their Directors (incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)	S-1	33-57216	10(c)	3/16/1993	-
10.2*	The Ethan Allen Retirement Savings Plan as Amended and Restated, effective January 1, 2006	10-Q	001-11692	10(b)-7	11/5/2007	-
10.3*	Employment Agreement between the Company and M. Farooq Kathwari dated October 1, 2015	8-K	001-11692	10.1	10/2/2015	-
10.4*	Form of Performance-Based Stock Unit Agreement	8-K	001-11692	10.2	10/2/2015	-
10.5*	Change in Control Severance Plan	8-K	001-11692	10.3	10/2/2015	-
10.6	Second Amended and Restated Credit Agreement among Ethan Allen Interiors, Inc., most of its domestic subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent and Syndication Agent, and Capital One, National Association, as Documentation Agent, dated as of December 21, 2018	8-K	001-11692	10.1	12/21/2018	-

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

10.7*	Ethan Allen Interiors Inc. Stock Incentive Plan	DEFC14A	001-11692	Appendix A	10/27/2015	-
10.8*	Form of Option Agreement for Grants to Independent Directors	10-K	001-11692	10(h)-4	9/13/2005	-
10.9*	Form of Option Agreement for Grants to Employees	10-K	001-11692	10(h)-5	9/13/2005	-
10.10*	Form of Restricted Stock Agreement for Executives	8-K	001-11692	10(f)-1	11/19/2007	-
10.11*	Form of Stock Option Agreement for Grants to Employees that include performance conditions	10-Q	001-11692	10(g)-5	5/1/2014	-
21	List of subsidiaries of Ethan Allen Interiors Inc.	-	-	-	-	X
23	Consent of KPMG LLP	-	-	-	-	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	-	X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	-
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	-
101.INS	Inline XBRL Instance Document	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: August 19, 2021	By:	/s/ M. Farooq Kathwari
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 19, 2021.

Name	Title

/s/ M. Farooq Kathwari	Chairman, President and Chief Executive Officer
(M. Farooq Kathwari)	(Principal Executive Officer)

/s/ Corey Whitely	Executive Vice President, Administration and
(Corey Whitely)	Chief Financial Officer (Principal Financial Officer)

/s/ Matthew J. McNulty	Vice President, Finance and Treasurer
(Matthew J. McNulty)	(Principal Accounting Officer)

/s/ James B. Carlson	Director
(James B. Carlson)

/s/ John J. Dooner Jr.	Director
(John J. Dooner Jr.)

/s/ Domenick J. Esposito	Director
(Domenick J. Esposito)

/s/ Mary Garrett	Director
(Mary Garrett)

/s/ James W. Schmotter	Director
(James W. Schmotter)

/s/ Tara I. Stacom	Director
(Tara I. Stacom)