Form 10-Q
period 2021-09-30
ETHAN ALLEN INTERIORS INC
filed 2021-10-27
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-11692

Ethan Allen Interiors Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1275288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Lake Avenue Ext., Danbury, Connecticut	06811-5286
(Address of principal executive offices)	(Zip Code)

(203) 743-8000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	ETD	New York Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 20, 2021, was 25,260,036.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q FIRST QUARTER OF FISCAL 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2021	June 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,665	$104,596
Accounts receivable, net	7,942	9,026
Inventories, net	158,735	143,978
Prepaid expenses and other current assets	40,500	37,679
Total current assets	300,842	295,279

Property, plant and equipment, net	228,144	231,446
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	101,831	108,730
Deferred income taxes	822	1,078
Other assets	1,527	1,584
Total ASSETS	$678,294	$683,245

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$36,463	$37,786
Customer deposits and deferred revenue	140,198	130,635
Accrued compensation and benefits	19,885	23,866
Current operating lease liabilities	27,433	27,395
Other current liabilities	8,788	4,220
Total current liabilities	232,767	223,902
Operating lease liabilities, long-term	89,948	97,911
Deferred income taxes	5,523	5,028
Other long-term liabilities	5,010	4,986
Total LIABILITIES	$333,248	$331,827

Commitments and contingencies (see Note 16)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,295 and 49,240 shares issued; 25,260 and 25,237 shares outstanding at September 30, 2021 and June 30, 2021, respectively	493	492
Additional paid-in capital	382,804	382,527
Treasury stock, at cost: 24,035 and 24,003 shares at September 30, 2021 and June 30, 2021, respectively	(681,770)	(680,991)
Retained earnings	650,127	655,346
Accumulated other comprehensive loss	(6,584)	(5,931)
Total Ethan Allen Interiors Inc. shareholders' equity	345,070	351,443
Noncontrolling interests	(24)	(25)
Total shareholders' equity	345,046	351,418
Total LIABILITIES AND SHAREHOLDERS' EQUITY	$678,294	$683,245

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended
	September 30,
	2021	2020
Net sales	$182,327	$151,058
Cost of sales	73,135	65,288
Gross profit	109,192	85,770

Selling, general and administrative expenses	81,577	73,466
Restructuring and other impairment charges, net of gains	255	623
Operating income	27,360	11,681
Other expenses
Interest and other financing costs	48	335
Other income (expense), net	28	(105)
Income before income taxes	27,340	11,241
Income tax expense	7,187	1,888
Net income	$20,153	$9,353

Per share data
Basic earnings per common share:
Net income per basic share	$0.79	$0.37
Basic weighted average common shares	25,375	25,179
Diluted earnings per common share:
Net income per diluted share	$0.79	$0.37
Diluted weighted average common shares	25,451	25,206

Comprehensive income
Net income	$20,153	$9,353
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(653)	556
Other	1	(9)
Other comprehensive income, net of tax	(652)	547
Comprehensive income	$19,501	$9,900

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$20,153	$9,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,325	4,140
Share-based compensation expense	277	254
Non-cash operating lease cost	7,473	7,492
Deferred income taxes	751	(1,425)
Restructuring and other impairment charges, net of gains	255	623
Restructuring payments	(417)	(59)
Loss on disposal of property, plant and equipment	5	-
Other	(10)	(36)
Change in operating assets and liabilities
Accounts receivable, net	1,084	(5,149)
Inventories, net	(14,757)	(946)
Prepaid expenses and other current assets	(2,808)	(6,717)
Customer deposits and deferred revenue	9,563	25,877
Accounts payable and accrued expenses	(1,184)	8,111
Accrued compensation and benefits	(3,971)	6,042
Operating lease liabilities	(8,521)	(8,390)
Other assets and liabilities	4,771	3,020
Net cash provided by operating activities	16,989	42,190

Cash Flows from Investing Activities
Capital expenditures	(1,529)	(2,439)
Net cash used in investing activities	(1,529)	(2,439)

Cash Flows from Financing Activities
Payments on borrowings	-	(50,000)
Payment of cash dividends	(25,372)	-
Payments on financing leases	(132)	(148)
Taxes paid related to net share settlement of equity awards	(778)	-
Net cash used in financing activities	(26,282)	(50,148)

Effect of exchange rate changes on cash and cash equivalents	(109)	94

Net decrease in cash and cash equivalents	(10,931)	(10,303)
Cash and cash equivalents at beginning of period	104,596	72,276
Cash and cash equivalents at end of period	$93,665	$61,973

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2021	49,240	$492	$382,527	24,003	$(680,991)	$(5,931)	$655,346	$(25)	$351,418
Net income	-	-	-	-	-	-	20,153	-	20,153
Share-based compensation expense	-	-	277	-	-	-	-	-	277
Restricted stock vesting	55	1	-	32	(779)	-	-	-	(778)
Cash dividends declared	-	-	-	-	-	-	(25,372)	-	(25,372)
Other comprehensive income (loss)	-	-	-	-	-	(653)	-	1	(652)
Balance at September 30, 2021	49,295	$493	$382,804	24,035	$(681,770)	$(6,584)	$650,127	$(24)	$345,046

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2020	49,053	$491	$378,300	24,000	$(680,916)	$(8,441)	$638,631	$(1)	$328,064
Net income	-	-	-	-	-	-	9,353	-	9,353
Share-based compensation expense	-	-	254	-	-	-	-	-	254
Cash dividends declared	-	-	-	-	-	-	(5,287)	-	(5,287)
Other comprehensive income (loss)	-	-	-	-	-	556	-	(9)	547
Balance at September 30, 2020	49,053	$491	$378,554	24,000	$(680,916)	$(7,885)	$642,697	$(10)	$332,931

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

Organization

Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a leading interior design company, manufacturer and retailer in the home furnishings marketplace.

Nature of Business

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of  September 30, 2021, the Company operates 141 retail design centers with 136 located in the United States and five in Canada. Our 160 independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate nine manufacturing facilities in the United States, Mexico and Honduras, including one sawmill, one rough mill and a lumberyard. Approximately 75% of our products are manufactured or assembled in these North American facilities. We also contract with various suppliers located in Europe, Asia, and various other countries that produce products that support our business.

Impact of the COVID-19 Pandemic Upon our Financial Condition and Results of Operations

We have been and continue to be impacted by the COVID-19 pandemic. All of our design centers are open and written orders taken at both the retail and wholesale segments have exceeded levels from a year prior as customers continue to allocate more discretionary spending to home furnishings. Demand for our products continues to outpace our production capacity and import receipts leading to an order backlog still at a record level. Our manufacturing capacity has increased by adding headcount as well as second shifts and weekend production shifts to our North American plants.

However, we continue to experience ongoing logistical challenges that we, as well as the entire home furnishings industry, have faced resulting from COVID-19 related supply chain disruptions creating delays in order fulfillment and increasing order backlogs. Our focus on inventory and supply chain management are critical as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory shortage and obsolescence. The receipt of inventory and raw materials imported from certain geographic areas has been slowed. In addition, ocean freight capacity issues continue to persist worldwide due to the ongoing global COVID-19 pandemic, which has resulted in price increases per shipping container. While we continue to manage and evaluate our logistics providers, there is no indication that ocean freight container rates will return to pre-COVID-19 levels in the near-term. We are also experiencing a shortage of qualified labor in certain geographies, particularly with United States manufacturing plant production workers and at our distribution facilities. Outside suppliers that we rely on have also experienced shortages of qualified labor. While we continue to actively identify, recruit, develop and retain qualified talent, an ongoing shortage in certain geographies could result in increased costs from higher overtime and the need to hire temporary help to meet demand and higher wage rates from actions to attract and retain employees, as well as higher costs to purchase raw materials or services from such third parties, all of which would have negatively impact our results of operations.

Although we actively manage the impact of the ongoing COVID-19 pandemic, we are unable to predict the impact COVID-19 will have on our financial operations in the near- and long-term. We also continue to manage our global supply chain and manufacturing operations, which  may continue to be adversely impacted with respect to availability and pricing based on uncontrollable factors. The timing of any future actions in response to COVID-19 is dependent on the mitigation of the spread of the virus, status of government orders, directives and guidelines, recovery of the business environment, economic conditions, and consumer demand for our products.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(2)	Interim Basis of Presentation

Principles of Consolidation

Ethan Allen conducts business globally and has strategically aligned its business into two reportable segments: Wholesale and Retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Our consolidated financial statements also include the accounts of an entity in which we are a majority shareholder with the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity are immaterial and included in the Consolidated Statements of Comprehensive Income within Other income (expense), net. All intercompany activity and balances have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of results that  may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our fiscal 2021 Annual Report on Form 10-K (the “2021 Annual Report on Form 10-K”).

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

Reclassifications

The Company reclassified in the Consolidated Statement of Comprehensive Income certain prior year comparative figures from Interest (expense), net of interest income to Interest and other financing costs and Other income (expense), net to conform to the current year’s presentation. This change was made for disclosure purposes only and did not have any impact on previously reported results.

The Company has evaluated subsequent events through the date that the financial statements were issued.

(3)	Recent Accounting Pronouncements

New Accounting Standards or Updates Adopted in Fiscal 2022

Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an update intended to simplify various aspects related to accounting for income taxes. This guidance removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of this accounting standards update in the first quarter of fiscal 2022 did not have a material impact on our consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

There were no recent accounting standards or updates not yet effective for us as of the end of our first quarter of fiscal 2022.

No other new accounting pronouncements issued or effective as of September 30, 2021 have had or are expected to have a material impact on our consolidated financial statements.

(4)	Revenue Recognition

Our reported revenue (net sales) consists substantially of product sales. We report product sales net of discounts and recognize them at the point in time when control transfers to the customer. For sales to our customers in our wholesale segment, control typically transfers when the product is shipped. The majority of our shipping agreements are freight-on-board shipping point and risk of loss transfers to our wholesale customer once the product is out of our control. Accordingly, revenue is recognized for product shipments on third-party carriers at the point in time that our product is loaded onto the third-party container or truck. For sales in our retail segment, control generally transfers upon delivery to the customer. As our contracts with customers are typically less than one year in length and do not have significant financing components, we do not adjust promised consideration.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Shipping and Handling. Our practice has been to sell our products at the same delivered cost to all retailers and customers nationwide, regardless of shipping point. Costs incurred by the Company to deliver finished goods are expensed and recorded in selling, general and administrative expenses. We recognize shipping and handling expense as fulfillment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. Accordingly, we record the expenses for shipping and handling activities at the same time we recognize net sales.

Sales Taxes. We exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). Sales taxes collected are not recognized as revenue but are included in Accounts payable and accrued expenses on the consolidated balance sheets as it is ultimately remitted to governmental authorities.

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At September 30, 2021 and June 30, 2021, these amounts were immaterial.

Commissions. We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At September 30, 2021, we had prepaid commissions of $24.9 million, which we expect to recognize during the remainder of fiscal 2022 as Selling, general and administrative expenses within our consolidated statements of comprehensive income.

Customer Deposits. In most cases we receive deposits from customers before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheets. At June 30, 2021, we had customer deposits of $129.8 million, of which we recognized $68.7 million as net sales upon delivery to the customer during the three months ended September 30, 2021. Customer deposits totaled $139.2 million at September 30, 2021.

The following table disaggregates our net sales by product category by segment for the three months ended September 30, 2021 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$60,003	$76,294	$(41,875)	$94,422
Case goods(3)	33,519	41,455	(22,990)	51,984
Accents(4)	17,445	31,217	(17,242)	31,420
Other(5)	(1,519)	6,020	-	4,501
Total	$109,448	$154,986	$(82,107)	$182,327

The following table disaggregates our net sales by product category by segment for the three months ended September 30, 2020 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$52,735	$57,685	$(32,178)	$78,242
Case goods(3)	28,739	32,918	(18,664)	42,993
Accents(4)	17,196	24,313	(13,515)	27,994
Other(5)	(1,336)	3,165	-	1,829
Total	$97,334	$118,081	$(64,357)	$151,058

(1)	The Eliminations column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

(4)

Accents includes items such as window treatments and drapery hardware, wall décor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, wall coverings and home and garden furnishings.

(5)

Other includes product delivery sales, the Ethan Allen Hotel revenues, sales of third-party furniture protection plans, membership revenue and other miscellaneous product sales less prompt payment discounts, sales allowances and other incentives.

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

Fair Value Hierarchy. We have categorized our cash equivalents as Level 1 assets within the fair value hierarchy as there are quoted prices in active markets for identical assets or liabilities. As of September 30, 2021 and June 30, 2021, we did not have any outstanding bank borrowings, which we historically have categorized as a Level 2 liability. There were no Level 3 assets or liabilities held by the Company as of September 30, 2021 and June 30, 2021.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2022. In addition, we did not hold any available-for-sale securities during fiscal 2022 and 2021, thus no fair value measurements were required.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings as of September 30, 2021 and June 30, 2021.

(6)	Leases

We have operating leases for many of our design centers that expire at various dates through fiscal 2040. In addition, we also lease certain tangible assets, including computer equipment and vehicles with initial lease terms ranging from three to five years. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement. Most of our leases do not have an interest rate implicit in the lease. As a result, for purposes of measuring our ROU asset and lease liability, we determine our incremental borrowing rate by computing the rate of interest that we would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) at an amount equal to the total lease payments and (iv) in a similar economic environment. The incremental borrowing rate is subsequently reassessed upon a modification to the lease agreement. Some of our leases contain variable lease payments based on a Consumer Price Index or percentage of sales, which are excluded from the measurement of the lease liability.

The Company's lease terms and discount rates are as follows:

	September 30,
	2021	2020
Weighted average remaining lease term (in years)
Operating leases	6.0	6.4
Financing leases	2.4	1.6
Weighted average discount rate
Operating leases	4.2%	4.2%
Financing leases	2.2%	4.4%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended September 30,
	Statement of Comprehensive Income Location	2021	2020
Operating lease cost(1)	Selling, general and administrative (“SG&A”) expenses	$7,473	$7,492
Financing lease cost
Depreciation of property	SG&A expenses	126	151
Interest on lease liabilities	Interest and other financing costs	7	5
Short-term lease cost(2)	SG&A expenses	308	159
Variable lease cost(3)	SG&A expenses	2,313	2,262
Less: Sublease income	SG&A expenses	(414)	(438)
Total lease expense		$9,813	$9,631

(1)	Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(2)	Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.

(3)

Variable lease payments are generally expensed as incurred, where applicable, and include certain index-based changes in rent, certain non-lease components, such as maintenance, real estate taxes, insurance and other services provided by the lessor, and other charges included in the lease. In addition, certain of our equipment lease agreements include variable lease payments, which are based on the usage of the underlying asset. The variable portion of payments are not included in the initial measurement of the asset or lease liability due to uncertainty of the payment amount and are recorded as expense in the period incurred.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of September 30, 2021 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2022 (remaining nine months)	$24,497	$391
2023	25,850	490
2024	20,922	320
2025	17,334	8
2026	13,780	-
Thereafter	31,698	-
Total undiscounted future minimum lease payments	134,081	1,209
Less: imputed interest	(16,700)	(30)
Total present value of lease obligations(1)	$117,381	$1,179

(1)	Excludes future commitments under short-term operating lease agreements of $0.5 million as of September 30, 2021.

As of  September 30, 2021, we have entered into two additional operating leases for retail design centers, which have not yet commenced and are therefore not part of the tables above nor included in the lease right-of-use assets and liabilities. These leases will commence when we obtain possession of the underlying leased asset, which is expected to be within the next three months. The two operating leases are for a period of seven and ten years, respectively, and have aggregate undiscounted future rent payments of $4.4 million. As of September 30, 2021, we did not have any financing leases that had not commenced.

Other supplemental information for our leases is as follows (in thousands):

	Three months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,521	$8,390
Operating cash flows from financing leases	$132	$148
Operating lease assets obtained in exchange for operating lease liabilities	$(624)	$4,477

There were no non-cash financing lease obligations obtained in exchange for new financing lease assets during the three months ended September 30, 2021 and 2020, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(7)	Inventories

Inventories are summarized as follows (in thousands):

	September 30,	June 30,
	2021	2021
Finished goods	$117,631	$106,924
Work in process	13,147	11,612
Raw materials	30,952	28,235
Inventory reserves	(2,995)	(2,793)
Inventories, net	$158,735	$143,978

(8)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. At September 30, 2021 and June 30, 2021, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which are recorded in our wholesale segment.

Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired.

(9)	Income Taxes

We recorded income tax expense of $7.2 million in the first quarter of fiscal 2022 compared with $1.9 million in the prior year comparable period. Our current quarter consolidated effective tax rate was 26.3% compared with 16.8% in the prior year. Our first quarter of fiscal 2022 effective tax rate of 26.3% varies from the 21% federal statutory rate primarily due to state taxes. The increase in the effective tax rate compared with the first quarter a year prior was primarily due to a $0.9 million reduction in our valuation allowance on deferred tax assets.

As of September 30, 2021, a valuation allowance of $0.6 million was in place against the retail segment's Canadian tax assets, consistent with June 30, 2021.

We recognize interest and penalties related to income tax matters as a component of income tax expense. As of September 30, 2021, we had $2.2 million of unrecognized tax benefits compared with $2.0 million as of June 30, 2021. It is reasonably possible that various issues relating to approximately $0.4 million of the total gross unrecognized tax benefits as of September 30, 2021 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, approximately $0.4 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

(10)	Credit Agreement

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

Borrowings. We borrowed $100.0 million under the Facility in March 2020 at a weighted average interest rate equal to the one-month LIBOR rate plus a spread using a debt leverage pricing grid. We repaid $50.0 million of our outstanding borrowings in June 2020 and the remaining $50.0 million was repaid in September 2020 using available cash on hand. As such, we had no outstanding borrowings under the Facility as of September 30, 2021 or June 30, 2021. Interest expense on our outstanding borrowings in the prior year first quarter was $0.3 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Letters of Credit. At September 30, 2021 and June 30, 2021, there was $4.0 million and $5.0 million, respectively, of standby letters of credit outstanding under the Facility.

Total borrowing base availability under the Facility was $89.6 million at September 30, 2021 and $75.7 million at June 30, 2021.

Covenants and Other Ratios. The Facility contains various restrictive and affirmative covenants, including required financial reporting, limitations on the ability to grant liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations similar to those frequently found in credit agreements of this type and size. Loans under the Facility may become immediately due and payable upon certain events of default (including failure to comply with covenants, change of control or cross-defaults) as set forth in the Facility.

The Facility does not have any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the Facility falls below $18.5 million. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. At both September 30, 2021 and June 30, 2021, we were in compliance with all the covenants under the Facility.

(11)	Restructuring and Other Impairment Activities

Restructuring and other impairment charges, net of gains, were as follows (in thousands):

	Three months ended September 30,
	2021	2020
Optimization of manufacturing and logistics(1)	$111	$-
Severance and other charges(2)	144	-
Impairment of long-lived assets (3)	-	623
Total Restructuring and other impairment charges, net of gains	$255	$623

(1)

Over the past three years, we have executed on many key initiatives to optimize further our manufacturing and logistics, including closing our Passaic, New Jersey property, converting our Old Fort, North Carolina case goods manufacturing operations into a distribution center, expanding our existing Maiden, North Carolina manufacturing campus and most recently, closing our Atoka, Oklahoma distribution center and consolidating its workflow into our Old Fort, North Carolina facility. The current year charge of $0.1 million related to the closing of our Atoka distribution center and included within the line item Restructuring and other impairment charges, net of gains in the consolidated statements of comprehensive income.

(2)

We recorded $0.1 million of charges primarily related to severance for employees at our Atoka distribution center and certain associates in our retail segment. These charges were recorded in the consolidated statement of comprehensive income within the line item Restructuring and other impairment charges, net of gains.

(3)

In the prior year first quarter, we recorded a non-cash charge of $0.6 million related to the impairment of long-lived assets held at a retail design center location. The asset group used for the impairment analysis was the individual retail design center, which represented the lowest level for which identifiable cash flows were available and largely independent of the cash flows of other groups of assets. We estimated future cash flows based on the design center-level historical results, current trends and operating and cash flow projections. The $0.6 million non-cash charge was recorded in the consolidated statement of comprehensive income within the line item Restructuring and other impairment charges, net of gains.

Restructuring payments made by the Company during the first quarter of fiscal 2022 were $0.4 million, which were primarily for severance, lease exit costs (ongoing monthly rent) and Atoka wind down costs. As of September 30, 2021, remaining restructuring liabilities totaled $0.9 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(12)	Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated using the following weighted average share data (in thousands):

	Three months ended
	September 30,
	2021	2020
Weighted average shares outstanding for basic calculation	25,375	25,179
Dilutive effect of stock options and other share-based awards	76	27
Weighted average shares outstanding adjusted for dilution calculation	25,451	25,206

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of September 30, 2021 and 2020, total share-based awards of 142,083 and 437,449, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of September 30, 2021 and 2020, the number of performance units excluded from the calculation of diluted EPS were 293,752 and 316,445, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of current period, conditions would be satisfied as if it were the end of the contingency period.

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

The following table sets forth the activity in accumulated other comprehensive loss (in thousands).

	2021	2020
Beginning balance at July 1	$(5,931)	$(8,441)
Other comprehensive income (loss), net of tax	(652)	547
Less AOCI attributable to noncontrolling interests	(1)	9
Ending balance at September 30	$(6,584)	$(7,885)

(14)	Share-Based Compensation

We recognized total share-based compensation expense of $0.3 million during the three months ended September 30, 2021 and 2020, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A. As of September 30, 2021, $3.4 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.7 years. There was no share-based compensation capitalized for the three months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, there were 1,245,400 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock, and stock units.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the three months ended September 30, 2021 and 2020.

Non-Employee Stock Option Grants. The Plan also provides for the grant of share-based awards, including stock options, to non-employee directors of the Company. During the first quarter of fiscal 2022, we granted 25,410 stock options at an exercise price of $23.61 to our existing non-employee directors. In the prior year first quarter, we granted 37,008 stock options at an exercise price of $12.97. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on our Board. All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board.

As of September 30, 2021, $0.2 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 2.2 years.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restricted Stock Unit Activity

During the first three months of fiscal 2022, we granted 51,100 non-performance based restricted stock units ("RSUs"), with a weighted average grant date fair value of $20.71. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in four equal annual installments on the anniversary of the date of grant. We granted 38,000 RSUs during the first three months of fiscal 2021, with a weighted average grant date fair value of $9.58.

During the first quarter of fiscal 2022, 19,000 RSUs vested. These awards were previously granted in August 2020. As of September 30, 2021, a total of 100,100 RSUs were outstanding at a weighted average grant date fair value of $15.12. Total unrecognized compensation expense related to non-vested restricted stock units as of September 30, 2021, was $1.4 million, and is expected to be recognized over a weighted average remaining period of 3.3 years.

Performance Stock Unit Activity

Payout of performance stock unit (“PSU”) grants depend on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years. The number of awards that will vest, as well as unearned and canceled awards, depend on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with us through the end of the three-year performance periods.

During the first three months of fiscal 2022 we granted 90,367 PSUs with a weighted average grant date fair value of $17.15 compared with 117,338 RSUs at a weighted average grant date fair value of $8.76 in the prior year first quarter. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model.

During the first quarter of fiscal 2022, 35,124 PSUs, that were previously granted in July 2018, vested. As of September 30, 2021, a total of 419,752 PSUs were outstanding at a weighted average grant date fair value of $16.22. Our unrecognized compensation expense as of September 30, 2021, related to PSUs, was $1.8 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 2.3 years.

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

As of September 30, 2021, the Company operated 141 design centers (our retail segment) and our independent retailers operated 160 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. Our retail segment net sales accounted for 85.0% of our consolidated net sales during the first quarter of fiscal 2022 compared with 78.2% a year prior. Our wholesale segment net sales accounted for the remaining 15.0%.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Segment information is provided below (in thousands):

	Three months ended
	September 30,
	2021	2020
Net sales
Wholesale segment	$109,448	$97,334
Less: intersegment sales	(82,107)	(64,357)
Wholesale sales to external customers	27,341	32,977
Retail segment	154,986	118,081
Consolidated total	$182,327	$151,058

Income before income taxes
Wholesale segment	$12,819	$13,138
Retail segment	14,345	1,983
Elimination of intercompany profit (a)	196	(3,440)
Operating income	27,360	11,681
Interest and other financing costs	48	335
Other income (expense), net	28	(105)
Consolidated total	$27,340	$11,241

Depreciation and amortization
Wholesale segment	$1,640	$1,704
Retail segment	2,685	2,436
Consolidated total	$4,325	$4,140

Capital expenditures
Wholesale segment	$1,088	$1,042
Retail segment	441	1,397
Consolidated total	$1,529	$2,439

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

(in thousands)	September 30,	June 30,
Total Assets	2021	2021
Wholesale segment	$295,823	$298,332
Retail segment	409,615	412,066
Inventory profit elimination (a)	(27,144)	(27,153)
Consolidated total	$678,294	$683,245

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(16)	Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (specifically when the goods or services are received).

Material Cash Requirements from Contractual Obligations. As disclosed in our 2021 Annual Report on Form 10-K, as of June 30, 2021, we had total contractual obligations of $203.9 million, including $143.6 million related to our operating lease commitments and $50.2 million open purchase orders. Except for operating lease payments made to our landlords totaling $8.5 million, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in 2021 Annual Report on Form 10-K.

Legal Matters. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote”, “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at September 30, 2021, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A should be read in conjunction with our 2021 Annual Report on Form 10-K, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”), and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Our MD&A is presented in the following sections:

-	Cautionary Note Regarding Forward-Looking Statements
-	Executive Overview
-	COVID-19 Update
-	Key Operating Metrics
-	Results of Operations
-	Reconciliation of Non-GAAP Financial Measures
-	Liquidity
-	Capital Resources, including Material Cash Requirements
-	Other Arrangements
-	Significant Accounting Policies
-	Critical Accounting Estimates
-	Recent Accounting Pronouncements

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this MD&A, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, forward-looking statements represent management’s beliefs and assumptions concerning current expectations, projections or trends relating to results of operations, financial results, financial condition, strategic objectives and plans, expenses, dividends, share repurchases, liquidity, use of cash and cash requirements, investments, future economic performance, business and industry and the effect of the COVID-19 pandemic on the business operations and financial results. Such forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “continue,” “may,” “will,” “short-term,” “target,” “outlook,” “forecast,” “future,” “strategy,” “opportunity,” “would,” “guidance,” “non-recurring,” “one-time,” “unusual,” “should,” “likely,” “COVID-19 impact,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. We derive many of our forward-looking statements from operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for the Company to anticipate all factors that could affect actual results and matters that are identified as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to the following: the global COVID-19 pandemic has, and could continue to have, a materially adverse effect on the Company’s business and its results of operations; a resurgence of COVID-19 and resulting containment measures could negatively impact our ability to fulfill existing order backlog or cause changes in consumer demand; a resurgence of COVID-19 could lead to temporary closures, including our distribution centers; the Company may require additional funding from external sources, which may not be available at the levels required, or may cost more than expected; declines in certain economic conditions, which impact consumer confidence and spending; financial or operational difficulties due to competition in the residential home furnishings industry; a significant shift in consumer preference toward purchasing products online; an overall decline in the health of the economy and consumer spending may reduce consumer purchases of discretionary items; inability to maintain and enhance the Ethan Allen brand; failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner; inability to maintain current design center locations at current costs; failure to select and secure appropriate retail locations; disruptions in the supply chain and supply chain management; fluctuations in the price, availability and quality of raw materials resulting in increased costs and production delays, and which could result in a decline in sales; competition from overseas manufacturers and domestic retailers; the number of manufacturing and distribution sites may increase exposure to business disruptions and could result in higher transportation costs; current and former manufacturing and retail operations and products are subject to increasingly stringent environmental, health and safety requirements; product recalls or product safety concerns; extensive reliance on information technology systems to process transactions, summarize results, and manage the business and that of certain independent retailers; disruptions in both primary and back-up systems; successful cyber-attacks and the ability to maintain adequate cyber-security systems and procedures; loss, corruption and misappropriation of data and information relating to customers; global and local economic uncertainty may materially adversely affect manufacturing operations or sources of merchandise and international operations; changes in United States trade and tax policies; the phasing out of LIBOR and the impact on interest rates used in future borrowings; reliance on certain key personnel, loss of key personnel or inability to hire additional qualified personnel; potential future asset impairment charges resulting from changes to estimates or projections used to assess assets’ fair value, financial results that are lower than current estimates or determinations to close underperforming locations; access to consumer credit could be interrupted as a result of external conditions; failure to protect the Company’s intellectual property; hazards and risks which may not be fully covered by insurance; a shortage of qualified labor within our operations and our supply chain; labor disruptions resulting from COVID-19 vaccination mandates in the United States; and other factors disclosed in Part I, Item 1A. Risk Factors, in our 2021 Annual Report on Form 10-K, and elsewhere here in this Quarterly Report on Form 10-Q.

All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. A reader should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Executive Overview

Who We Are. Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality and personalized service. We provide complimentary interior design service to our clients and sell a full range of home furnishing products through a retail network of approximately 300 design centers in the United States and abroad as well as online at ethanallen.com. Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of September 30, 2021, the Company operates 141 retail design centers; 136 located in the United States and five in Canada. Our 160 independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate nine manufacturing facilities, including three manufacturing plants, one sawmill, one rough mill and a lumberyard in the United States and two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are made in our North American plants while we also partner with various suppliers located in Europe, Asia, and other various countries to produce products that support our business.

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

Fiscal 2022 First Quarter in Review(1). Our fundamentals continue to be strong, with both wholesale and retail written orders reporting growth against a strong prior year period. Production levels throughout our manufacturing facilities increased steadily during the quarter and are nearly back to pre-COVID-19 pandemic levels, which we expect will begin to reduce record levels of backlog and improve delivery lead-times in the near-term. Our unique vertical structure, whereby we produce about 75% of what we sell, mostly on a custom made-to-order basis in our own North American manufacturing plants, allows us to maintain stronger service levels with greater control over inventory.

We were pleased with our performance during the quarter as wholesale written orders increased 8.1% and retail written orders were up 6.1%. We ended the quarter with a strong balance sheet, including cash on hand of $93.7 million while expanding our consolidated gross and operating margins through disciplined cost and expense controls. Net sales were up 20.7% during the first quarter of fiscal 2022 as we increased our manufacturing production. The increased production was partially offset by continued supply chain disruptions, which negatively impacted imports. Our retail segment net sales increased 31.3% and our wholesale segment grew net sales by 12.4% compared to the prior year quarter. Consolidated gross margin increased 310 basis points to 59.9% primarily due to a change in the sales mix and higher productivity in our wholesale manufacturing. Operating margin increased from 7.7% of sales in the prior year period to 15.0% of sales in the current year first quarter. Adjusted operating margin, which excludes pre-tax charges from restructuring initiatives, asset impairments and other corporate actions in both periods presented, increased to 15.2% of sales, up from 8.1% of sales in the prior year period, primarily due to strong gross margins and cost containment measures. Diluted EPS expanded 113.5% to $0.79. Adjusted diluted EPS was $0.80, up 122.2% compared to the prior year first quarter. During the first quarter we generated $17.0 million of cash from operating activities and had no outstanding borrowings. In addition, on August 31, 2021, we paid a special cash dividend of $0.75 per share in addition to our regular quarterly dividend of $0.25 per share. Other notable events during the first quarter of fiscal 2022 included the changing of our ticker symbol to “ETD” in August 2021 and our public announcement in September 2021 whereby we reaffirmed our commitment to maintain and grow our North American workshops where customization helps create relevant and quality products. To further this commitment, we are actively recruiting new employees for our manufacturing operations in both Beecher Falls and Orleans, Vermont.

We believe we are well-positioned to continue our growth in net sales while maintaining strong gross and operating profit margins due to our strong retail network, the personal service of our interior design professionals combined with technology, our unique vertical integration whereby about 75% of our products are made in our North American manufacturing workshops, and a strong national logistics with our retail home delivery centers delivering product with white glove service to our client’s home. We expect to see continued consumer interest in home furnishings and will remain focused on investing in digital design and interactive communication technologies, growing our business, generating strong cash flow, refining and repositioning our product offerings to reach a larger client base, and leveraging our vertical integration.

(1)

Refer to the Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of generally accepted accounting principles in the United States (“GAAP”) to adjusted key financial metrics.

COVID-19 Update

We have been and continue to be impacted by the COVID-19 pandemic. For a select period during our third and fourth quarters of fiscal 2020, we temporarily closed our design centers and manufacturing facilities due to the COVID-19 pandemic. As a result, on April 1, 2020 we announced our action plan in response to COVID-19 whereby we took several actions to conserve cash in the near term, including the furlough of 70% of our global workforce, the decision by our CEO to temporarily forego his salary through June 30, 2020, a temporary reduction in salaries of up to 40% for all senior management and up to 20% for other salaried employees through June 30, 2020, a temporary reduction of 50% in the cash compensation of the Company’s directors through June 30, 2020, the elimination of all non-essential operating expenses, a delay of capital expenditures, the temporary suspension of the regular quarterly dividend, which was reinstated in August 2020, and temporarily halted our share repurchase program. We also borrowed $100 million under our revolving credit facility in March 2020, which was repaid in full by September 2020, negotiated alternative terms for lease payments and reduced merchandise purchases to lower inventory carrying levels. As of the end of the second quarter of fiscal 2021, our manufacturing facilities and design centers had all re-opened and the majority of our furloughed employees had returned to work.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We have seen a significant improvement in business conditions, which has increased our profitability and generated strong positive cash flow. All our design centers that were temporarily closed have reopened and written orders taken at both the retail and wholesale segments continue to exceed prior period levels. In response to demand for our products outpacing our production capacity and with order backlog still at a record level, our teams continue to demonstrate agility and flexibility to identify ways to increase production capacity. We have increased capacity by growing manufacturing headcount as well as by adding second shifts and weekend production in our plants.

Tempering these improvements are the continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-19-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. We continue to produce about 75% of our products in our North American manufacturing facilities. The other 25% is sourced primarily from Southeast Asia and China. The receipt of inventory and raw materials imported from these areas has been slowed or disrupted. In addition, ocean freight capacity issues continue to persist worldwide due to the ongoing global COVID-19 pandemic, which has resulted in recent price increases per shipping container. We are also experiencing a shortage of qualified labor in certain geographies, particularly with United States manufacturing plant production workers and at our distribution facilities. Outside suppliers that we rely on have also experienced shortages of qualified labor. While we continue to actively identify, recruit, develop and retain qualified talent, an ongoing shortage in certain geographies could result in increased costs from higher overtime and the need to hire temporary help to meet demand and higher wage rates from actions to attract and retain employees, as well as higher costs to purchase raw materials or services from such third parties, all of which would have negatively impact our results of operations.

We frequently monitor and re-evaluate our COVID-19 action plan based on guidance from the Centers for Disease Control and Prevention, other parts of the United States government, regulators and other health and safety organizations. We believe that we have a strong balance sheet with $93.7 million of cash and no bank borrowings outstanding as of September 30, 2021, which we believe will provide sufficient liquidity to continue business operations in the long-term. Although we continue to actively manage the impact of COVID-19 and the prospect of continuing or future outbreaks, we are unable to predict the impact that the COVID-19 pandemic will have on our financial operations in the near- and long-term. We also continue to actively manage our global supply chain and manufacturing operations, which may continue to be adversely impacted with respect to availability and pricing based on uncontrollable factors.

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data).

	Three months ended September 30,
	2021	% of Sales	% of Chg	2020	% of Sales	% of Chg
Net sales	$182.3	100.0%	20.7%	$151.1	100.0%	(13.1%)
Gross profit	$109.2	59.9%	27.3%	$85.8	56.8%	(8.6%)
Adjusted gross profit(1)	$109.2	59.9%	27.3%	$85.8	56.8%	(12.4%)
Operating income	$27.4	15.0%	134.2%	$11.7	7.7%	(37.3%)
Adjusted operating income(1)	$27.7	15.2%	125.4%	$12.3	8.1%	0.7%
Net income	$20.2	11.1%	115.5%	$9.4	6.2%	(33.7%)
Adjusted net income(1)	$20.4	11.2%	128.1%	$9.0	5.9%	(3.2%)
Diluted EPS	$0.79		113.5%	$0.37		(30.2%)
Adjusted diluted EPS(1)	$0.80		122.2%	$0.36		2.9%
Cash flow from operating activities	$17.0		(59.7%)	$42.2		80.3%
Adjusted annualized return on equity(1)	21.8%			10.5%
Wholesale written orders			8.1%			(0.4%)
Retail written orders			6.1%			10.8%

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table shows our design center information.

	Fiscal 2022			Fiscal 2021
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	161	141	302	160	144	304
New locations	3	-	3	4	-	4
Closures	(4)	-	(4)	(7)	-	(7)
Transfers	-	-	-	-	-	-
Balance at September 30	160	141	301	157	144	301
Relocations (in new and closures)	-	1	1	-	-	-

Retail Design Center geographic locations:
United States	34	136	170	35	138	173
Canada	-	5	5	-	6	6
China	108	-	108	105	-	105
Other Asia	11	-	11	11	-	11
Europe	1	-	1	1	-	1
Middle East	6	-	6	5	-	5
Total	160	141	301	157	144	301

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the first quarter of fiscal 2022 compared with the prior year first quarter, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

Fiscal 2022 First Quarter compared with Fiscal 2021 First Quarter

(in thousands)	Three months ended
	September 30,
	2021	2020	% Change
Consolidated net sales	$182,327	$151,058	20.7%
Wholesale net sales	$109,448	$97,334	12.4%
Retail net sales	$154,986	$118,081	31.3%
Consolidated gross profit	$109,192	$85,770	27.3%
Consolidated gross margin	59.9%	56.8%

Consolidated net sales were $182.3 million, an increase of 20.7% compared to the prior year period. We experienced a strong pace of written orders during the current quarter and increased our manufacturing production that led to higher deliveries combined with the prior year impact of COVID-19 which caused temporary plant closures in our first quarter of fiscal 2021 and a negative impact on our ability to deliver product to customers. We experienced a strong pace of written orders, and in response, we have continued to scale and increase our manufacturing capacity to meet demand. While our written orders continue to outpace current production and import product flow, we believe that our ongoing effort to increase capacity will help us work through existing backlog and we believe it will take several quarters for manufacturing to catch up to the increase in customer demand as there remain ongoing delays within the supply chain. During the current year first quarter, we experienced certain raw material shortages, increased cost of shipping and import product delays; however we believe there is an opportunity for future positive growth in delivered net sales based on the size of our order backlog, written order growth and our ability to work through these COVID-19 related disruptions. Partially offsetting the sales growth in the first quarter was a decline in contract sales, which fell by 23.5%. In particular, the year-over-year decrease in contract sales was attributable to lower sales from our contract with the United States government General Services Administration (“GSA”), which was negatively impacted by COVID-19 related economic disruptions and delays. While contract sales declined in the current quarter, we are optimistic for future growth as wholesale written orders from our contract business, including the GSA contract, increased 51.1% in the current year first quarter compared with a year prior.

Wholesale net sales increased 12.4% to $109.4 million primarily due to a 19.6% increase in intersegment sales to our Company-operated design centers combined with a 15.4% increase in sales to our U.S. independent dealers partially offset by lower contract and international sales. Excluding intersegment sales to our retail segment, wholesale net sales decreased year over year from lower contract and international sales. The 23.5% decline in our contract business sales was primarily due to lower GSA sales from delayed purchase commitments combined with a slow-down in the hospitality sector. Our international net sales were down 34.3% due to a reduction in net sales to China. Our international sales to independent retailers represented 3.2% of total wholesale net sales compared to 5.5% in the prior year period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale written orders, which represents orders booked through all of our channels, were up 8.1% in the first quarter of fiscal 2022 compared with the prior year. Wholesale orders from our Company-operated design centers increased 7.3% while our contract business performed very well, increasing 51.1%. Partially offsetting the growth was a 6.5% decrease in orders from our independent North American retail network and a 69.9% decrease in international orders from China. The first quarter fiscal 2022 growth rate of 8.1% continues the Company’s acceleration as consumer demand for our product offerings and design services remains strong. Our wholesale backlog increased 61.9% compared to a year prior and was up 16.4% from June 30, 2021 as written orders continue to outpace net delivered. We remain focused on our short-term ability to increase wholesale production and shipping to the levels that are necessary to service our customers on a timely basis and reduce our backlog during the remainder of fiscal 2022.

Retail net sales from Company-operated design centers increased 31.3% to $155.0 million. There was a 31.7% increase in net sales in the United States, while net sales from our Canadian design centers increased 16.1%. Retail written orders grew 6.1% year over year, reflecting the strength of our product offerings and interior design professionals increasingly combining technology with their personal service and continued consumer interest in the home. We have continued to experience strong order trends driven by increased demand for products and strong execution at the design center level, including a 23.9% increase in traffic. As of September 30, 2021, there were 141 Company-operated design centers compared with 144 in the prior year period.

Gross profit increased 27.3% to $109.2 million compared with the prior year first quarter due to sales growth within both the wholesale and retail segments, a change in the sales mix, higher wholesale manufacturing production levels, recent product pricing actions taken and a favorable product mix partially offset by higher raw material and freight costs and increased production costs from labor challenges. Wholesale gross profit was positively impacted by higher sales volumes and manufacturing production levels partially offset by higher shipping and raw material costs. Each product category within wholesale (upholstery, case goods and home accents) increased net sales, which drove higher gross profit within the wholesale segment. Retail gross profit was up due to a 31.3% increase in net shipments combined with a 150-basis point improvement in gross margin from a favorable change in product mix, higher premier home delivery revenue, an increase in average tickets and less clearance sales partially offset by promotional fees from financing promotions.

Gross margin was 59.9%, up from 56.8% a year prior due to a change in the sales mix, higher productivity in our wholesale manufacturing and a favorable product mix. Retail sales, as a percentage of total consolidated sales, were 85.0% in the current year first quarter, up from 78.2% in the prior year period, which sales mix positively affected consolidated gross margin. We believe this shift in sales mix is temporary and expect sales mix to return to historical norms in the upcoming fiscal quarter. Benefits realized from increased productivity from the ongoing manufacturing and logistics optimization project helped offset margin pressure from rising shipping and raw material costs due to higher demand and global supply chain challenges.

(in thousands)	Three months ended
	September 30,
	2021	2020	% Change
Selling, general and administrative (“SG&A”) expenses	$81,577	$73,466	11.0%
Restructuring and other impairment charges, net of gains	$255	$623	(59.1%)
Consolidated operating income	$27,360	$11,681	134.2%
Consolidated Operating margin	15.0%	7.7%
Wholesale operating income	$12,819	$13,138	(2.4%)
Retail operating income	$14,345	$1,983	623.4%

SG&A expenses increased to $81.6 million, or 44.7% of net sales, compared with $73.5 million, or 48.6% of net sales in the prior year period. The 11.0% increase was driven by higher selling costs while general and administrative expenses remained comparable to the prior year period. Retail selling expenses were up 25.1% due to the 31.3% increase in net sales, which drove higher delivery costs as well as increased variable compensation. Wholesale selling costs grew by 5.2% as fuel and freight costs increased from higher sales volumes and rising commodity prices. These selling costs were partially offset by a reduction in marketing spend. General and administrative expenses were well managed during the quarter, increasing only 0.6%, primarily due to higher office expenses from additional headcount coupled with increased regional management costs and general business insurance costs. These increases were partially offset by lower bonus expense. SG&A expenses, when expressed as a percentage of sales, decreased 390 basis points in the first quarter of fiscal 2022, compared with the same period in the prior year, primarily due to higher sales volume relative to fixed costs. SG&A expenses were up 11.0% while consolidated net sales grew at a rate nearly double that of 20.7%, which led to improved operating leverage at both the retail and wholesale segment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restructuring and other impairment charges, net of gains were $0.3 million compared to $0.6 million in the prior year period. The current year charges primarily relate to the closing of our Atoka, Oklahoma distribution center and other lease exit costs. The prior year charge of $0.6 million related to the impairment of long-lived assets held at a retail design center location.

Operating income was $27.4 million compared with $11.7 million in the prior year period. Adjusted operating income, which excludes restructuring and other charges, was $27.7 million, or 15.2% of net sales compared with $12.3 million, or 8.1% of net sales in the prior year period. The significant increase in operating income was driven by the $31.3 million increase in consolidated net sales, gross margin expansion and reduced marketing spend partially offset by higher selling expenses. Our ability to maintain disciplined cost and expense controls, including strong cost containment measures and expense management within our general and administrative expenses, continues to be a key to operating income growth. Compared to the end of the first quarter of the prior year period, our headcount is up 657 associates or 18.5%. However, compared to two years ago, global headcount is down 9.2%, which has contributed to consolidated operating income and margin expansion. Our ability to drive net sales growth while maintaining costs further highlights our operating leverage as a vertically integrated enterprise.

Wholesale operating income was $12.8 million or 11.7% of net sales, a decrease compared with $13.1 million or 13.5% of net sales in the prior year period due to gross margin contraction from higher raw material and freight costs combined with increased production costs from labor challenges. These headwinds were partially offset by higher sales volumes and manufacturing production levels as well as strong cost containment measures, including improved expense management that helped reduce wholesale general and administrative expenses.

Retail operating income was $14.3 million, or 9.3% of sales, compared with $2.0 million, or 1.7% of sales in the prior year period. The retail operating margin improved to 9.3% primarily due to the 31.3% increase in net sales and a 150-basis point expansion in retail gross margin combined with holding operating expenses to a growth rate of 13.7%. While selling, delivery and variable compensation expenses were up due to the growth in sales volume, total retail operating expenses including restructuring and impairment charges, when expressed as a percentage of net sales, decreased 610 basis points. Total retail operating expenses represented 39.1% of net sales compared to 45.2% in the prior year period. The decreases within retail operating expenses were due to the ability to leverage fixed costs, maintain lower administrative headcount and adhere to strong cost control measures implemented at the onset of the COVID-19 pandemic.

(in thousands, except per share data)	Three months ended
	September 30,
	2021	2020	% Change
Income tax expense	$7,187	$1,888	280.7%
Effective tax rate	26.3%	16.8%
Net income	$20,153	$9,353	115.5%
Diluted EPS	$0.79	$0.37	113.5%

Income tax expense was $7.2 million compared with $1.9 million in the prior year first quarter primarily due to the $16.1 million increase in income before income taxes and the prior year reversal of a valuation allowance. Our consolidated effective tax rate was 26.3% compared with 16.8% in the prior year comparable period. Our first quarter of fiscal 2022 effective tax rate of 26.3% varies from the 21% federal statutory rate primarily due to state taxes. The increase in the effective tax rate compared with the first quarter in the prior year period was primarily due to a $0.9 million reduction in our valuation allowance on state and local retail deferred tax assets. Absent this discrete adjustment, our effective tax rate in the year ago first quarter would have been 24.5%.

Net income was $20.2 million compared with $9.4 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, was $20.4 million, up 128.1% from the prior year period due to stronger net sales, improved retail and consolidated gross margins, strong cost containment measures resulting in minimizing operating expense growth and improving production and delivery of products to customers.

Diluted EPS was $0.79 compared with $0.37 per diluted share in the prior year comparable period. Adjusted diluted EPS was $0.80, up 122.2% compared with the prior year period primarily due to net sales growth of 20.7%, expanded retail and consolidated gross margins, our ability to minimize operating expense growth, and improved production and delivery of products to customers partially offset by higher raw material and freight costs, which negatively impacted our wholesale gross and operating margins. In addition, the first quarter in the prior year was negatively impacted from the COVID-19 pandemic, including the temporarily closing of our design centers and manufacturing facilities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Reconciliation of Non-GAAP Financial Measures

To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures, including adjusted gross profit and margin, adjusted operating income and margin, adjusted wholesale operating income and margin, adjusted retail operating income and margin, adjusted net income and adjusted diluted earnings per share. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in tables below.

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

(in thousands, except per share data)	Three months ended
	September 30,
	2021	2020	% Change
Consolidated Adjusted Gross Profit / Gross Margin
GAAP Gross profit	$109,192	$85,770	27.3%
Adjustments (pre-tax) *	-	-
Adjusted gross profit *	$109,192	$85,770	27.3%
Adjusted gross margin *	59.9%	56.8%

Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$27,360	$11,681	134.2%
Adjustments (pre-tax) *	368	623
Adjusted operating income *	$27,728	$12,304	125.4%

Consolidated Net sales	$182,327	$151,058	20.7%
GAAP Operating margin	15.0%	7.7%
Adjusted operating margin *	15.2%	8.1%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$20,153	$9,353	115.5%
Adjustments, net of tax *	276	(398)
Adjusted net income	$20,429	$8,955	128.1%
Diluted weighted average common shares	25,451	25,206
GAAP Diluted EPS	$0.79	$0.37	113.5%
Adjusted diluted EPS *	$0.80	$0.36	122.2%

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$12,819	$13,138	(2.4% )
Adjustments (pre-tax) *	178	-
Adjusted wholesale operating income *	$12,997	$13,138	(1.1% )

Wholesale net sales	$109,448	$97,334	12.4%
Wholesale GAAP operating margin	11.7%	13.5%
Adjusted wholesale operating margin *	11.9%	13.5%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$14,345	$1,983	623.4%
Adjustments (pre-tax) *	190	623
Adjusted retail operating income *	$14,535	$2,606	457.8%

Retail net sales	$154,986	$118,081	31.3%
Retail GAAP operating margin	9.3%	1.7%
Adjusted retail operating margin *	9.4%	2.2%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

* Adjustments to reported GAAP financial measures including gross profit and margin, operating income and margin, net income, and diluted EPS have been adjusted by the following:

	Three months ended
(in thousands)	September 30,
	2021	2020
Optimization of manufacturing and logistics (wholesale)	$111	$-
Severance and other charges (wholesale)	67	-
Severance and other charges (retail)	77	-
Impairment of long-lived assets and lease exit costs (retail)	113	623
Adjustments to operating income	$368	$623
Adjustments to income before income taxes	$368	$623
Related income tax effects on non-recurring items(1)	(92)	(153)
Income tax benefit from valuation allowance change	-	(868)
Adjustments to net income	$276	$(398)

(1)	Calculated using a tax rate of 25.1% in the current year and 24.5% in the prior year.

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

We believe our liquidity (cash on hand of $93.7 million, cash flow from operating activities of $17.0 million and amounts available under our credit facility of $89.6 million), will be sufficient to fund our operations, including changes in working capital, anticipated capital expenditures, fiscal 2022 contractual obligations and other financing activities, as they occur, for at least the next 12 months. As of September 30, 2021, we had working capital of $68.1 million compared to $71.4 million at June 30, 2021 and a current ratio of 1.29 at September 30, 2021, comparable to 1.32 at June 30, 2021 and 1.24 at September 30, 2020. During this continued period of uncertainty and volatility related to the COVID-19 pandemic, we plan to continue to monitor our liquidity. Included in our cash and cash equivalents at September 30, 2021, is $4.3 million held by foreign subsidiaries, a portion of which we have determined to be indefinitely reinvested.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Summary of Cash Flows

At September 30, 2021, we held cash and cash equivalents of $93.7 million compared with $104.6 million at June 30, 2021. Cash and cash equivalents aggregated to 13.8% of our total assets at September 30, 2021, compared with 10.0% of our total assets a year prior and 15.3% at June 30, 2021. Our cash and cash equivalents decreased $10.9 million during the first quarter of fiscal 2022 due to $25.4 million in cash dividends paid and capital expenditures of $1.5 million partially offset by net cash provided by operating activities of $17.0 million.

The following table illustrates the main components of our cash flows for the three months ended September 30, 2021 and 2020 (in millions):

	Three months ended
	September
	2021	2020
Operating activities
Net income	$20.2	$9.4
Non-cash operating lease cost	7.5	7.5
Other non-cash items, including depreciation and amortization	5.6	3.6
Restructuring payments	(0.4)	(0.1)
Change in working capital	(15.9)	21.8
Total provided by operating activities	$17.0	$42.2

Investing activities
Capital expenditures	$(1.5)	$(2.4)
Total used in investing activities	$(1.5)	$(2.4)

Financing activities
Payments on borrowings	$-	$(50.0)
Payment of cash dividends	(25.4)	-
Taxes paid related to net share settlement of equity awards	(0.8)	-
Payments on financing leases	(0.1)	(0.1)
Total used in financing activities	$(26.3)	$(50.1)

Cash Provided by (Used in) Operating Activities. We generated $17.0 million in cash from operating activities during the first three months of fiscal 2022, a decrease from $42.2 million in the prior year period primarily due to an increase in working capital and restructuring payments partially offset by higher net income generated during the period. The increase in working capital was led by higher inventory to ensure input material availability to support increased manufacturing capacity to meet written order growth and the timing of accounts payable. The prior year change in working capital was primarily due to lower net shipments combined with strong written order growth that drove the customer deposit balance significantly up. As our manufacturing production increases each sequential quarter, our ability to grow net shipments does as well, which keeps the customer deposits balance from significantly increasing, like it did in the prior year first quarter. Restructuring payments made during the first quarter of fiscal 2022 of $0.4 million were primarily for severance, lease exit costs (ongoing monthly rent) and Atoka wind down costs.

Cash Provided by (Used in) Investing Activities. Cash used in investing activities was $1.5 million, a decrease of $0.9 million from $2.4 million in the prior year period due to a reduction in capital expenditures as the prior year included the expansion of our existing Maiden, North Carolina manufacturing campus, which will help increase overall capacity. Capital expenditures of $1.5 million during the first three months of fiscal 2022 related to spending on retail design center projection improvements and relocations, manufacturing plant upgrades to further increase capacity and efficiency and investments in technology upgrades.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities was $26.3 million during the first three months of fiscal 2022 compared with cash used of $50.1 million in the prior year. The significant change in cash used in financing activities was due to the repayment of $50.0 million in outstanding borrowings in the year ago first quarter partially offset by the payment of a special cash dividend in the current year first quarter. Total cash dividends paid in the current year were $25.4 million, including a $0.75 per share special dividend paid in August 2021 totaling $19.0 million. The year ago first quarter did not have any cash dividends paid as the Board had previously suspended the cash dividend due to the COVID-19 impact. However, on August 4, 2020, our Board of Directors reinstated the regular quarterly cash dividend and declared a cash dividend, which was paid on October 22, 2020.

Exchange Rate Changes. Due to changes in exchange rates, our cash and cash equivalents were negatively impacted by $0.1 million during the first quarter of fiscal 2022. These changes impacted our cash balances held in Canada, Mexico, and Honduras.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. We maintain a revolving credit facility secured primarily by our accounts receivable and inventory. Availability under the credit agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. We amended this agreement in December 2018 to extend its maturity date by five years. The credit agreement includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. As of September 30, 2021, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the facility, were in compliance with all other covenants and had borrowing availability of $89.6 million of the $165.0 million credit commitment.

Letters of Credit - At September 30, 2021 and June 30, 2021, there was $4.0 million and $5.0 million, respectively, of standby letters of credit outstanding under the revolving credit facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures in the first quarter of fiscal 2022 were $1.5 million compared with $2.4 million in the prior year period. The decrease of $0.9 million from the prior year related primarily to the prior year expansion of our existing Maiden, North Carolina manufacturing campus. In the first quarter of fiscal 2022, 70% of our total capital expenditures were for manufacturing capital projects, including plant upgrades and new machinery and equipment to further increase our capacity and efficiency. The remaining 30% primarily related to updating existing design center projections, renovating retail service centers and installing additional technology within each design center, including new designer workstations and tablets.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures. We expect capital expenditures to reaccelerate during the remainder of fiscal 2022 and should range between $16 million and $18 million as we further invest in technology, increase manufacturing capacity and open new or relocate design centers while also continuing to improve all our design centers projection. However, given the pace at which business conditions are evolving in response to the COVID-19 pandemic, we may adjust our level of capital expenditures through the remainder of fiscal 2022.

Dividends. Our Board of Directors has sole authority to determine if and when we will declare future dividends and on what terms. During the first quarter of fiscal 2022, we paid a total of $1.00 per share in cash dividends for an aggregate total of $25.4 million. This included a special dividend of $0.75 per share or $19.0 million, which our Board of Directors declared on August 3, 2021 and paid on August 31, 2021 to shareholders of record as of August 17, 2021. No cash dividends were paid in the prior year first quarter as the Board had previously suspended the cash dividend due to the COVID-19 impact. While we expect the Board of Directors to continue declaring regular quarterly cash dividends for the foreseeable future, it may discontinue doing so at any time. We will continue to monitor the pace of business as it relates to future dividends and any future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us, subject to final determination by our Board of Directors.

Share Repurchase Program. At September 30, 2021, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our existing multi-year share repurchase program (the “Share Repurchase Program”). There were no share repurchases under our Share Repurchase Program during the first quarter of fiscal 2022 or fiscal 2021. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility in consideration of the COVID-19 pandemic.

Acquisitions. From time to time, we acquire design centers from our independent retailers in arm’s length transactions. There were no independent retailer acquisitions in either period presented.

Material Cash Requirements from Contractual Obligations. Fluctuations in our operating results, levels of inventory on hand, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As disclosed in our 2021 Annual Report on Form 10-K, as of June 30, 2021, we had total contractual obligations of $203.9 million, including $143.6 million related to our operating lease commitments and $50.2 million open purchase orders. Except for operating lease payments totaling $8.5 million made to our landlords, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in 2021 Annual Report on Form 10-K.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2021 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first three months of fiscal 2022 from those disclosed in our 2021 Annual Report on Form 10-K.

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

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2022 from those disclosed in our 2021 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt. Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. While we had no fixed or variable rate borrowings outstanding at September 30, 2021, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in LIBOR.

Based on our current and expected levels of exposed liabilities, management estimates that a hypothetical 100 basis point change (up or down) in interest rates based on one-month LIBOR would not have a material impact on our results of operations during the first quarter of fiscal 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

LIBOR Transition. Borrowings under our revolving line of credit have an interest rate tied to LIBOR, which is the subject of proposals for reform. It is expected that banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and end its publication. If LIBOR is no longer an option, we will pursue alternative interest rate calculations in our Credit Agreement, including the use of the Secured Overnight Financing Rate (SOFR), which may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

Foreign Currency Exchange Risk

Foreign currency exchange risk is primarily limited to our operation of Company-operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, foreign exchange gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies relative to the U.S. dollar may affect the profitability of our vendors, but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in our industry. The financial statements of our foreign locations are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive (loss) income as a component of shareholders’ equity. Foreign exchange gains or losses resulting from market changes in the value of foreign currencies did not have a material impact during the first quarter of fiscal 2022.

A hypothetical 10% weaker United States dollar against all foreign currencies at September 30, 2021 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our principal executive officer (“CEO”) and Executive Vice President, Administration and Chief Financial Officer and our principal financial officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first three months of fiscal 2022 to the matters discussed in Part I, Item 3 – Legal Proceedings in our 2021 Annual Report on Form 10-K.

Item 1A. Risk Factors

We operate in a changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, operating results or cash flows. We described in our 2021 Annual Report on Form 10-K the primary risks related to our business and periodically update those risks for material developments. For a detailed discussion of those risks that affect our business, refer to the risk factors identified in Part I, Item 1A – Risk Factors in our 2021 Annual Report on Form 10-K.

The risk factors set forth below update, and should be read in conjunction with, the risk factors and informed disclosed in our 2021 Annual Report on Form 10-K. Except as presented below, there have been no material changes from the risk factors associated with our business as previously disclosed in our 2021 Annual Report on Form 10-K.

A shortage of qualified labor could have a material adverse effect on our business and results of operations.

In our current operating environment, due in part to COVID-19 and general macroeconomic factors, we are experiencing a shortage of qualified labor in certain geographies, particularly with United States manufacturing plant production workers and at our distribution facilities. Outside suppliers that we rely on have also experienced shortages of qualified labor. The future success of our operations depends on our ability, and the ability of third parties on which we rely, to identify, recruit, develop and retain qualified and talented individuals in order to supply and deliver our products. A prolonged shortage of qualified labor could decrease our ability to effectively produce and meet customer demand and efficiently operate our manufacturing and distribution facilities, which would negatively impact our business and have a material adverse effect on our results of operations. A shortage would also likely result in increased costs from higher overtime and the need to hire temporary help to meet demand and higher wage rates from actions to attract and retain employees, as well as higher costs to purchase raw materials or services from such third parties, all of which would have negatively impact our results of operations.

The various United States federal government orders and regulations directing employers to require their employees to be vaccinated could lead to labor disruptions, which could have a material adverse effect on our business and results of operations.

On September 9, 2021, President Biden issued an executive order obligating parties that contract with the United States federal government to require their employees to be fully vaccinated against COVID-19, with limited exceptions for certain accommodations. Due to our United States government General Services Administration (GSA) contract, we are classified as a government contractor. As a result, effective December 8, 2021, most of our US-based employees will be subject to the executive order and must be fully vaccinated against COVID-19 in order to remain active associates of our Company, with limited exemptions. Additionally, on September 9, 2021, President Biden announced a plan directing the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an emergency temporary standard requiring all private employers with 100 or more workers to mandate COVID-19 vaccination or produce a weekly test for all employees.

On September 24, 2021, the Safer Federal Work Task Force issued its workplace safety guidelines on the implementation of the mandate on government contractors. OSHA is currently drafting rules to carry out the mandate on private employers, which is expected to take effect in the near future. Given current information, it is not possible to predict with certainty the impacts the impending mandates would have on us. These mandates may result in increased costs, labor disruptions or employee attrition, which could be material as a substantial number of our employees are based in areas of the United States where vaccination rates are below the national average. If we lose employees, it will be difficult in the current competitive labor market to find qualified replacement employees, and this could have an adverse effect on future revenues and costs, which could be material. Additional uncertainty could also be caused by competing and potentially conflicting laws and regulations, such as the recent executive order issued by the governor of Texas prohibiting vaccine mandates. Accordingly, the impending mandates, when implemented, could have a material adverse effect on our business and results of operations.

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

We did not repurchase any shares of our outstanding common stock during the first quarter of fiscal 2022 under the existing share repurchase program. At September 30, 2021, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-11692	3(a)	11/18/2016
3.2	Amended and Restated By-Laws of the Company	8-K	001-11692	3(d)	11/18/2016
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: October 27, 2021	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2021	BY: /s/ Corey Whitely
Corey Whitely
Executive Vice President, Administration and Chief Financial Officer
(Principal Financial Officer)