Form 10-Q
period 2021-12-31
ETHAN ALLEN INTERIORS INC
filed 2022-01-27
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 20, 2022, was 25,301,091.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q SECOND QUARTER OF FISCAL 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2021	June 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,207	$104,596
Accounts receivable, net	7,495	9,026
Inventories, net	164,550	143,978
Prepaid expenses and other current assets	38,992	37,679
Total current assets	316,244	295,279

Property, plant and equipment, net	222,195	231,446
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	102,912	108,730
Deferred income taxes	489	1,078
Other assets	2,360	1,584
Total ASSETS	$689,328	$683,245

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,451	$37,786
Customer deposits and deferred revenue	124,196	130,635
Accrued compensation and benefits	21,487	23,866
Current operating lease liabilities	26,766	27,395
Other current liabilities	12,917	4,220
Total current liabilities	222,817	223,902
Operating lease liabilities, long-term	91,769	97,911
Deferred income taxes	5,899	5,028
Other long-term liabilities	3,106	4,986
Total LIABILITIES	$323,591	$331,827

Commitments and contingencies (see Note 17)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,336 and 49,240 shares issued; 25,301 and 25,237 shares outstanding at December 31, 2021 and June 30, 2021, respectively	493	492
Additional paid-in capital	383,966	382,527
Treasury stock, at cost: 24,035 and 24,003 shares at December 31, 2021 and June 30, 2021, respectively	(681,770)	(680,991)
Retained earnings	669,653	655,346
Accumulated other comprehensive loss	(6,573)	(5,931)
Total Ethan Allen Interiors Inc. shareholders' equity	365,769	351,443
Noncontrolling interests	(32)	(25)
Total shareholders' equity	365,737	351,418
Total LIABILITIES AND SHAREHOLDERS' EQUITY	$689,328	$683,245

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales	$208,093	$178,826	$390,420	$329,884
Cost of sales	85,824	77,494	158,959	142,782
Gross profit	122,269	101,332	231,461	187,102

Selling, general and administrative expenses	89,610	78,354	171,187	151,820
Restructuring and other impairment charges, net of gains	(3,633)	423	(3,378)	1,046
Operating income	36,292	22,555	63,652	34,236
Other expenses
Interest and other financing costs	48	47	96	382
Other income (expense), net	(26)	(330)	2	(435)
Income before income taxes	36,218	22,178	63,558	33,419
Income tax expense	9,324	5,295	16,511	7,183
Net income	$26,894	$16,883	$47,047	$26,236

Per share data
Basic earnings per common share:
Net income per basic share	$1.06	$0.67	$1.85	$1.04
Basic weighted average common shares	25,396	25,239	25,386	25,209
Diluted earnings per common share:
Net income per diluted share	$1.05	$0.67	$1.85	$1.04
Diluted weighted average common shares	25,513	25,309	25,482	25,257

Comprehensive income
Net income	$26,894	$16,883	$47,047	$26,236
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	11	1,990	(642)	2,546
Other	(8)	(5)	(7)	(14)
Other comprehensive income (loss), net of tax	3	1,985	(649)	2,532
Comprehensive income	$26,897	$18,868	$46,398	$28,768

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended
	December 31,
Cash Flows from Operating Activities	2021	2020
Net income	$47,047	$26,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,187	8,145
Share-based compensation expense	626	711
Non-cash operating lease cost	14,948	14,953
Deferred income taxes	1,460	(706)
Restructuring and other impairment charges, net of gains	(3,378)	1,435
Restructuring payments	(615)	31
Loss on disposal of property, plant and equipment	4	13
Other	-	12
Change in operating assets and liabilities
Accounts receivable, net	1,531	(893)
Inventories, net	(20,572)	(1,036)
Prepaid expenses and other current assets	(551)	(5,952)
Customer deposits and deferred revenue	(6,439)	26,032
Accounts payable and accrued expenses	(51)	8,394
Accrued compensation and benefits	(2,538)	2,780
Operating lease liabilities	(16,734)	(16,706)
Other assets and liabilities	(224)	2,469
Net cash provided by operating activities	22,701	65,918

Cash Flows from Investing Activities
Proceeds from disposal of property, plant and equipment	8,206	1,225
Capital expenditures	(3,730)	(5,878)
Net cash provided by (used in) investing activities	4,476	(4,653)

Cash Flows from Financing Activities
Payments on borrowings	-	(50,000)
Dividend payments	(25,372)	(5,288)
Proceeds from employee stock plans	813	1,633
Taxes paid related to net share settlement of equity awards	(778)	-
Payments for debt issuance costs	(28)	-
Payments on financing leases	(264)	(290)
Net cash used in financing activities	(25,629)	(53,945)

Effect of exchange rate changes on cash and cash equivalents	(87)	439

Net increase in cash, cash equivalents and restricted cash	1,461	7,759
Cash, cash equivalents and restricted cash at beginning of period	104,596	72,276
Cash, cash equivalents and restricted cash at end of period	$106,057	$80,035

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2021	49,240	$492	$382,527	24,003	$(680,991)	$(5,931)	$655,346	$(25)	$351,418
Net income	-	-	-	-	-	-	20,153	-	20,153
Share-based compensation expense	-	-	277	-	-	-	-	-	277
Restricted stock vesting	55	1	-	32	(779)	-	-	-	(778)
Cash dividends declared	-	-	-	-	-	-	(25,372)	-	(25,372)
Other comprehensive income (loss)	-	-	-	-	-	(653)	-	1	(652)
Balance at September 30, 2021	49,295	$493	$382,804	24,035	$(681,770)	$(6,584)	$650,127	$(24)	$345,046
Net income	-	-	-	-	-	-	26,894	-	26,894
Common stock issued on share-based awards	41	-	813	-	-	-	-	-	813
Share-based compensation expense	-	-	349	-	-	-	-	-	349
Cash dividends declared	-	-	-	-	-	-	(7,368)	-	(7,368)
Other comprehensive income (loss)	-	-	-	-	-	11	-	(8)	3
Balance at December 31, 2021	49,336	$493	$383,966	24,035	$(681,770)	$(6,573)	$669,653	$(32)	$365,737

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2020	49,053	$491	$378,300	24,000	$(680,916)	$(8,441)	$638,631	$(1)	$328,064
Net income	-	-	-	-	-	-	9,353	-	9,353
Common stock issued on share-based awards	-	-	-	-	-	-	-	-	-
Share-based compensation expense	-	-	254	-	-	-	-	-	254
Cash dividends declared	-	-	-	-	-	-	(5,287)	-	(5,287)
Other comprehensive income (loss)	-	-	-	-	-	556	-	(9)	547
Balance at September 30, 2020	49,053	$491	$378,554	24,000	$(680,916)	$(7,885)	$642,697	$(10)	$332,931
Net income	-	-	-	-	-	-	16,883	-	16,883
Common stock issued on share-based awards	120	1	1,632	-	-	-	-	-	1,633
Share-based compensation expense	-	-	457	-	-	-	-	-	457
Cash dividends declared	-	-	-	-	-	-	(6,325)	-	(6,325)
Other comprehensive income (loss)	-	-	-	-	-	1,990	-	(5)	1,985
Balance at December 31, 2020	49,173	$492	$380,643	24,000	$(680,916)	$(5,895)	$653,255	$(15)	$347,564

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

Organization

Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a leading interior design company, manufacturer and retailer in the home furnishings marketplace.

Nature of Business

We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality, and personalized service. We provide complimentary interior design service to our clients and sell a full range of home furnishings through a retail network of design centers located throughout the United States and abroad as well as online at ethanallen.com.

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of  December 31, 2021, the Company operates 141 retail design centers with 136 located in the United States and five in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate nine manufacturing facilities in the United States, Mexico and Honduras, including one sawmill, one rough mill and a lumberyard. Approximately 75% of our products are manufactured or assembled in these North American facilities. We also contract with various suppliers located in Europe, Asia, and various other countries that produce products that support our business.

Impact of the COVID-19 Pandemic Upon our Financial Condition and Results of Operations

We have been and continue to be impacted by the ongoing global coronavirus (“COVID-19”) pandemic. Our design centers are open and demand for our products continues to be strong as customers allocate greater amounts of discretionary spending to home furnishings than at the start of the COVID-19 pandemic. After having re-opened our manufacturing facilities in May 2020, we have ramped up and increased production capacity by adding headcount as well as second shifts and weekend production shifts to our North American plants. Our ability to expand production combined with higher import receipts has led to a reduction in order backlog during the second quarter of fiscal 2022. However, because we continue to experience strong written orders taken at both the retail and wholesale segments, our order backlog is approximately 50% higher than our backlog during the prior year period.

While we have increased production to meet the strong demand for our products, we continue to experience ongoing logistical challenges that we, as well as the entire home furnishings industry, have faced resulting from COVID-19 related supply chain disruptions creating delays in order fulfillment. Our focus on inventory and supply chain management is critical as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory shortage and obsolescence. In addition, ocean freight capacity issues continue to persist worldwide due to the ongoing COVID-19 pandemic, which has resulted in price increases per shipping container. While we continue to manage and evaluate our logistics providers, we do not believe ocean freight container rates will return to pre-COVID-19 levels in the near-term. While we improved our headcount during the second quarter of fiscal 2022, we continue to experience a shortage of qualified labor in certain geographies, particularly with United States manufacturing plant production workers and at our distribution facilities. Outside suppliers that we rely on have also experienced shortages of qualified labor. While we continue to actively identify, recruit, develop and retain qualified talent, an ongoing shortage in certain geographies could result in increased costs from higher overtime and the need to hire temporary help to meet demand and higher wage rates from actions to attract and retain employees, as well as higher costs to purchase raw materials or services from such third parties, all of which would have a negative impact on our results of operations.

The COVID-19 pandemic has also exposed us to greater market risk as a result of increases in the cost of raw materials that we use in our manufacturing processes, principally wood, fabric and foam products. These raw materials have been, and continue to be, subject to rising inflationary pressures, partially attributable to the COVID-19 pandemic, which has led to increased costs of production. As commodity prices rise, we continue to evaluate whether a price increase to our customers to offset these costs is warranted.

In addition, in recent months, the United States federal government has issued orders and regulations directing employers to require their employees to be vaccinated against COVID-19. Due to our United States government General Services Administration contract, we are classified as a government contractor. In addition, we are a company with more than 100 employees, thus subject to these recently issued orders and regulations, if finalized. However, given the uncertainty surrounding if the mandates are legal and when they become effective, it is not possible to predict with certainty the impacts the mandates would have on us.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Although we actively manage the impact of the ongoing COVID-19 pandemic, we are unable to predict the impact COVID-19 will have on our financial operations in the near- and long-term. The timing of any future actions in response to COVID-19 is dependent on the mitigation of the spread of the virus along with the adoption and continued effectiveness of vaccines, status of government orders, directives and guidelines, recovery of the business environment, global supply chain conditions, economic conditions, raw material prices, and consumer demand for our products.

(2)	Interim Basis of Presentation

Principles of Consolidation

Ethan Allen conducts business globally and has strategically aligned its business into two reportable segments: Wholesale and Retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Our consolidated financial statements also include the accounts of an entity in which we are a majority shareholder with the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity are immaterial and included in the Consolidated Statements of Comprehensive Income within Other income (expense), net. All intercompany activity and balances have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of results that  may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our fiscal 2021 Annual Report on Form 10-K (the “2021 Annual Report on Form 10-K”).

Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, goodwill and indefinite-lived intangible asset impairment analyses, useful lives for property, plant and equipment, inventory obsolescence, business insurance reserves, tax valuation allowances and the evaluation of uncertain tax positions.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents as presented on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheet. As of December 31, 2021, we held $0.9 million of restricted cash related to an Ethan Allen insurance captive. We did not hold any restricted cash as of June 30, 2021.

We have evaluated subsequent events through the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

(3)	Recent Accounting Pronouncements

New Accounting Standards or Updates Adopted in Fiscal 2022

Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an update intended to simplify various aspects related to accounting for income taxes. This guidance removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of this accounting standards update in the first quarter of fiscal 2022 did not have a material impact on our consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

Business Combinations. In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2024. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

No other new accounting pronouncements issued or effective as of December 31, 2021 have had or are expected to have a material impact on our consolidated financial statements.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At December 31, 2021 and June 30, 2021, these amounts were immaterial.

Allowance for Doubtful Accounts. Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. On a monthly basis, we review all significant accounts as to their past due balances, as well as collectability of the outstanding trade accounts receivable for possible write-off. It is our policy to write-off the accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from retailers that are significantly past due, and we ship product only when our ability to collect payment from our customer for the new order is probable. At December 31, 2021 and June 30, 2021, the allowance for doubtful accounts was immaterial.

Commissions. We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At December 31, 2021, we had prepaid commissions of $22.1 million, which we expect to recognize during the remainder of fiscal 2022 as Selling, general and administrative expenses within our consolidated statements of comprehensive income.

Customer Deposits. In most cases we receive deposits from customers before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheets. At June 30, 2021, we had customer deposits of $130.6 million, of which we recognized $44.3 million and $113.0 million as net sales upon delivery to the customer during the three and six months ended December 31, 2021. Customer deposits totaled $124.2 million at December 31, 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table disaggregates our net sales by product category by segment for the three months ended December 31, 2021 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$62,428	$91,195	$(46,274)	$107,349
Case goods(3)	35,082	46,876	(24,475)	57,483
Accents(4)	20,048	34,017	(16,662)	37,403
Other(5)	(1,637)	7,495	-	5,858
Total	$115,921	$179,583	$(87,411)	$208,093

The following table disaggregates our net sales by product category by segment for the three months ended December 31, 2020 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$53,573	$74,087	$(35,090)	$92,570
Case goods(3)	30,984	38,743	(18,268)	51,459
Accents(4)	18,803	29,442	(14,184)	34,061
Other(5)	(1,810)	2,546	-	736
Total	$101,550	$144,818	$(67,542)	$178,826

The following table disaggregates our net sales by product category by segment for the six months ended December 31, 2021 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$122,431	$167,489	$(88,149)	$201,771
Case goods(3)	68,601	88,331	(47,465)	109,467
Accents(4)	37,493	65,234	(33,904)	68,823
Other(5)	(3,156)	13,515	-	10,359
Total	$225,369	$334,569	$(169,518)	$390,420

The following table disaggregates our net sales by product category by segment for the six months ended December 31, 2020 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$106,308	$131,772	$(67,268)	$170,812
Case goods(3)	59,723	71,661	(36,932)	94,452
Accents(4)	35,999	53,755	(27,699)	62,055
Other(5)	(3,146)	5,711	-	2,565
Total	$198,884	$262,899	$(131,899)	$329,884

(1)	The “Eliminations” column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

(4)

Accents includes items such as window treatments and drapery hardware, wall décor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, wall coverings and home and garden furnishings.

(5)

Other includes product delivery sales, the Ethan Allen Hotel revenues, sales of third-party furniture protection plans, membership revenue (in the prior fiscal year only) and other miscellaneous product sales less prompt payment discounts, sales allowances and other incentives.

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

Fair Value Hierarchy. We have categorized our cash equivalents as Level 1 assets within the fair value hierarchy as there are quoted prices in active markets for identical assets or liabilities. As of December 31, 2021 and June 30, 2021, we did not have any outstanding bank borrowings, which we historically have categorized as a Level 2 liability. There were no Level 3 assets or liabilities held by the Company as of December 31, 2021 and June 30, 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2022. In addition, we did not hold any available-for-sale securities during fiscal 2022 and 2021, and thus no fair value measurements were required.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings as of December 31, 2021 and June 30, 2021.

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

The Company's lease terms and discount rates are as follows:

	December 31,
	2021	2020
Weighted average remaining lease term (in years)
Operating leases	6.0	6.6
Financing leases	2.2	1.7
Weighted average discount rate
Operating leases	4.1%	4.3%
Financing leases	2.2%	4.3%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended December 31,		Six months ended December 31,
	Statement of Comprehensive Income Location	2021	2020	2021	2020
Operating lease cost(1)	Selling, general and administrative (“SG&A”) expenses	$7,475	$7,461	$14,948	$14,953
Financing lease cost
Depreciation of property	SG&A expenses	126	144	252	295
Interest on lease liabilities	Interest and other financing costs	6	3	13	8
Short-term lease cost(2)	SG&A expenses	309	240	617	480
Variable lease cost(3)	SG&A expenses	2,371	2,351	4,684	4,613
Less: Sublease income	SG&A expenses	(386)	(454)	(799)	(892)
Total lease expense		$9,901	$9,745	$19,715	$19,457

(1)	Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of December 31, 2021 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2022 (remaining six months)	$16,629	$253
2023	27,367	490
2024	22,394	320
2025	18,753	8
2026	15,192	-
Thereafter	34,886	-
Total undiscounted future minimum lease payments	135,221	1,071
Less: imputed interest	(16,686)	(24)
Total present value of lease obligations(1)	$118,535	$1,047

(1)	Excludes future commitments under short-term operating lease agreements of $0.6 million as of December 31, 2021.

As of  December 31, 2021, we have entered into one additional operating lease for a retail design center, which has not yet commenced and is therefore not part of the tables above nor included in the lease right-of-use assets and liabilities. This lease will commence when we obtain possession of the underlying leased asset, which is expected to be within the next three months. The operating lease is for a period of seven years and has an aggregate undiscounted future lease payments of $2.7 million. As of December 31, 2021, we did not have any financing leases that had not commenced.

Other supplemental information for our leases is as follows (in thousands):

	Six months ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,734	$16,706
Operating cash flows from financing leases	$264	$290
Operating lease assets obtained in exchange for operating lease liabilities	$7,534	$12,102

There were no non-cash financing lease obligations obtained in exchange for new financing lease assets during the six months ended December 31, 2021 and 2020, respectively.

(7)	Inventories

Inventories are summarized as follows (in thousands):

	December 31,	June 30,
	2021	2021
Finished goods	$124,420	$106,924
Work in process	13,262	11,612
Raw materials	29,194	28,235
Inventory reserves	(2,326)	(2,793)
Inventories, net	$164,550	$143,978

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(8)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	December 31,	June 30,
	2021	2021
Land and improvements	$78,374	$79,478
Building and improvements	354,038	358,469
Machinery and equipment	122,912	127,673
Property, plant and equipment, gross	555,324	565,620
Less: accumulated depreciation and amortization	(333,129)	(334,174)
Property, plant and equipment, net	$222,195	$231,446

(9)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. At December 31, 2021 and June 30, 2021, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which are recorded in our wholesale segment.

Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired.

(10)	Income Taxes

We recorded income tax expense of $9.3 million and $16.5 million, respectively, for the three and six months ended December 31, 2021 compared with $5.3 million and $7.2 million in the prior year comparable periods. Our consolidated effective tax rate was 25.7% and 26.0% for the three and six months ended December 31, 2021 compared with 23.9% and 21.5% in the prior year periods. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes. The increase in the effective tax rate compared with the prior year was primarily due to a reduction in our valuation allowance on retail state and local deferred tax assets in the prior year.

We recognize interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2021, we had $2.5 million of unrecognized tax benefits compared with $2.0 million as of June 30, 2021. It is reasonably possible that various issues relating to approximately $0.5 million of the total gross unrecognized tax benefits as of December 31, 2021 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, approximately $0.4 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

(11)	Credit Agreement

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

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Facility, including the amount of collateral available, a borrowing base formula based upon numerous factors, including the value of eligible inventory and accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties, including inventory, receivables, and certain types of intellectual property. Total borrowing base availability under the Facility was $102.2 million at December 31, 2021 and $75.7 million at June 30, 2021.

Borrowings. We borrowed $100.0 million under the Facility in March 2020 at a weighted average interest rate equal to the one-month LIBOR rate plus a spread using a debt leverage pricing grid. We repaid $50.0 million of our outstanding borrowings in June 2020 and the remaining $50.0 million was repaid in September 2020 using available cash on hand. As such, we had no outstanding borrowings under the Facility as of December 31, 2021, June 30, 2021 or at any time during fiscal 2022. Interest expense on our outstanding borrowings during the six months ended December 31, 2020, was $0.4 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Letters of Credit. At December 31, 2021 and June 30, 2021, there was $4.0 million and $5.0 million, respectively, of standby letters of credit outstanding under the Facility.

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

The Facility does not have any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the Facility falls below $18.5 million. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. At both December 31, 2021 and June 30, 2021, we were in compliance with all the covenants under the Facility.

Amendment to the Credit Agreement. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Amended Facility”) with JPMorgan Chase Bank, N.A. as Administrative Agent and Syndication Agent and Capital One, National Association as Documentation Agent. The Amended Facility amends and restates the existing Facility and provides a revolving credit line of up to $125 million, subject to borrowing base availability, and extends the maturity of the Facility to January 2027. Refer to Note 18, Subsequent Event, for additional details on the Amended Facility.

(12)	Restructuring and Other Impairment Activities

Restructuring and other impairment charges, net of gains, were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
(Gain) loss on sale of property, plant and equipment(1)	$(3,913)	273	$(3,913)	$273
Severance and other charges(2)	280	150	535	150
Impairment of long-lived assets (3)	-	-	-	623
Total Restructuring and other impairment charges, net of gains	(3,633)	423	(3,378)	1,046
Inventory reserves and write-downs(4)(5)		389	-	389
Total	$(3,633)	$812	$(3,378)	$1,435

(1)

We completed the sale of our previously closed Atoka, Oklahoma distribution center to an independent third party in October 2021 and received $2.8 million in cash less $0.2 million in closing costs. As a result of the sale, the Company recognized a pre-tax gain of $2.0 million in the second quarter of fiscal 2022. In addition, in December 2021, we completed the sale of a property for $5.6 million in cash, which resulted in a pre-tax gain of $1.9 million. In the year ago second quarter, we sold a previously closed retail property and received $1.3 million in cash less $0.1 million in closing costs, resulting in a pre-tax loss of $0.3 million. All three of these transactions were recorded within the line item Restructuring and other impairment charges, net of gains in the consolidated statements of comprehensive income.

(2)

We recorded $0.3 million and $0.5 million of charges during the three and six months ended December 31, 2021, respectively. These charges primarily related to severance for terminated employees, including those at our recently sold Atoka, Oklahoma distribution center. In recent years, we have executed on many key initiatives to further optimize our manufacturing and logistics, including closing our Atoka, Oklahoma distribution center and consolidating its workflow into our Old Fort, North Carolina facility. These charges were recorded in the consolidated statement of comprehensive income within the line item Restructuring and other impairment charges, net of gains.

(3)

In the first quarter of fiscal 2021, we recorded a non-cash charge of $0.6 million related to the impairment of long-lived assets held at a retail design center location. The asset group used for the impairment analysis was the individual retail design center, which represented the lowest level for which identifiable cash flows were available and largely independent of the cash flows of other groups of assets. We estimated future cash flows based on the design center-level historical results, current trends and operating and cash flow projections. The $0.6 million non-cash charge was recorded in the consolidated statement of comprehensive income within the line item Restructuring and other impairment charges, net of gains.

(4)	Manufacturing overhead costs and inventory reserves and write-downs are reported within Cost of Sales in the consolidated statements of comprehensive income.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(5)

We recorded a non-cash charge of $0.4 million during the second quarter of fiscal 2021 to increase our finished goods inventory obsolescence reserve for certain slow moving and discontinued inventory items based on actual demand and the most current forecasted market conditions at that time. The non-cash inventory write-down was recorded in the consolidated statement of comprehensive income within the line item Cost of Sales.

Restructuring payments made by the Company during the first six months of fiscal 2022 were $0.6 million, which were primarily for severance, lease exit costs (ongoing monthly rent in exited space) and closing costs related to our Atoka, Oklahoma distribution center. As of December 31, 2021, remaining restructuring liabilities totaled $1.0 million and are primarily reported as a current liability in Accrued Compensation and Benefits on our consolidated balance sheets.

(13)	Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated using the following weighted average share data (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
Weighted average shares outstanding for basic calculation	25,396	25,239	25,386	25,209
Dilutive effect of stock options and other share-based awards	117	70	96	48
Weighted average shares outstanding adjusted for dilution calculation	25,513	25,309	25,482	25,257

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of December 31, 2021 and 2020, total share-based awards of 115,710 and 270,108, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of December 31, 2021 and 2020, the number of performance units excluded from the calculation of diluted EPS were 220,082 and 316,445, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of current period, conditions would be satisfied as if it were the end of the contingency period.

(14)	Accumulated Other Comprehensive Income (Loss)

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

The following table sets forth the activity in accumulated other comprehensive loss (in thousands).

	2021	2020
Beginning balance at July 1	$(5,931)	$(8,441)
Other comprehensive income (loss), net of tax	(649)	2,532
Less AOCI attributable to noncontrolling interests	7	14
Ending balance at December 31	$(6,573)	$(5,895)

(15)	Share-Based Compensation

We recognized total share-based compensation expense of $0.6 million and $0.7 million during the six months ended December 31, 2021 and 2020, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A. As of December 31, 2021, $3.1 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.6 years. There was no share-based compensation capitalized for the three months ended December 31, 2021 and 2020, respectively.

At December 31, 2021, there were 1,302,526 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock, and stock units.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the six months ended December 31, 2021 and 2020.

Non-Employee Stock Option Grants. The Plan also provides for the grant of share-based awards, including stock options, to non-employee directors of the Company. During the first quarter of fiscal 2022, we granted 25,410 stock options at an exercise price of $23.61 to our existing non-employee directors. In the prior year first quarter, we granted 37,008 stock options at an exercise price of $12.97. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on the Company’s Board of Directors (the “Board”). All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board. There were no other non-employee stock option grants during fiscal 2021 and have been no such grants during fiscal 2022 to date.

As of December 31, 2021, $0.1 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 2.0 years.

Restricted Stock Unit Activity

During the first half of fiscal 2022, we granted 51,100 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $20.71. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in four equal annual installments on the anniversary of the date of grant. In the first half of the prior fiscal year, we granted 38,000 RSUs with a weighted average grant date fair value of $9.58. The fiscal 2021 RSUs vest in two equal annual installments on the first and second anniversary date of the grant.

During the first half of fiscal 2022, 50% or 19,000 RSUs vested. These awards were previously granted in fiscal 2021. As of December 31, 2021, a total of 98,100 RSUs were outstanding at a weighted average grant date fair value of $15.24.

As of December 31, 2021, $1.2 million of total unrecognized compensation expense related to non-vested restricted stock units is expected to be recognized over a weighted average remaining period of 3.2 years.

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

During the first half of fiscal 2022 we granted 90,367 PSUs with a weighted average grant date fair value of $17.15 compared with 117,338 RSUs at a weighted average grant date fair value of $8.76 in the prior year. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model.

During the first half of fiscal 2022, 35,124 PSUs, that were previously granted in July 2018, vested. As of December 31, 2021, a total of 409,032 PSUs were outstanding at a weighted average grant date fair value of $16.42.

Unrecognized compensation expense as of December 31, 2021, related to PSUs, was $1.8 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 2.2 years.

(16)	Segment Information

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of December 31, 2021, the Company operated 141 design centers (our retail segment) and our independent retailers operated 161 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. Our retail segment net sales accounted for 85.7% of our consolidated net sales during the first half of fiscal 2022 compared with 79.7% a year prior. Our wholesale segment net sales accounted for the remaining 14.3%.

Segment information is provided below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales
Wholesale segment	$115,921	$101,550	$225,369	$198,884
Less: intersegment sales	(87,411)	(67,542)	(169,518)	(131,899)
Wholesale sales to external customers	28,510	34,008	55,851	66,985
Retail segment	179,583	144,818	334,569	262,899
Consolidated total	$208,093	$178,826	$390,420	$329,884

Income before income taxes
Wholesale segment	$9,744	$12,720	$22,563	$25,858
Retail segment	22,635	9,909	36,980	11,892
Elimination of intercompany profit (a)	3,913	(74)	4,109	(3,514)
Operating income	36,292	22,555	63,652	34,236
Interest and other financing costs	48	47	96	382
Other income (expense), net	(26)	(330)	2	(435)
Consolidated total	$36,218	$22,178	$63,558	$33,419

Depreciation and amortization
Wholesale segment	$1,588	$1,643	$3,228	$3,347
Retail segment	2,274	2,362	4,959	4,798
Consolidated total	$3,862	$4,005	$8,187	$8,145

Capital expenditures
Wholesale segment	$1,324	$2,082	$2,412	$3,124
Retail segment	877	1,357	1,318	2,754
Consolidated total	$2,201	$3,439	$3,730	$5,878

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

(in thousands)	December 31,	June 30,
	2021	2021
Total Assets
Wholesale segment	$307,546	$298,332
Retail segment	404,529	412,066
Inventory profit elimination (a)	(22,747)	(27,153)
Consolidated total	$689,328	$683,245

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(17)	Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (specifically when the goods or services are received).

Material Cash Requirements from Contractual Obligations. As disclosed in our 2021 Annual Report on Form 10-K, as of June 30, 2021, we had total contractual obligations of $203.9 million, including $143.6 million related to our operating lease commitments and $50.2 million open purchase orders. Except for operating lease payments made to our landlords totaling $16.7 million for the first half of fiscal 2022, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in 2021 Annual Report on Form 10-K.

Legal Matters. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at December 31, 2021, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

(18)	Subsequent Event

On January 26, 2022, we entered into the Amended Facility, dated as of January 26, 2022, with JPMorgan Chase Bank, N.A. as Administrative Agent and Syndication Agent and Capital One, National Association as Documentation Agent. The Amended Facility amends and restates the existing Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Amended Facility provides a revolving credit line of $125 million, subject to borrowing base availability, and extends the maturity of the Facility to January 26, 2027. The Amended Facility also provides the Company the option to increase the size of the facility up to an additional amount of $60 million.

At the Company’s option, borrowings under the Amended Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the NYRFB rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%.

The availability of credit at any given time under the Amended Facility will be constrained by the terms and conditions of the Amended Facility, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Amended Facility. All obligations under the Amended Facility are secured by assets of the loan parties including inventory, receivables and certain types of intellectual property.

The Amended Facility contains various restrictive and affirmative covenants, including required financial reporting, limitations on the ability to grant liens, make loans or other investments, incur additional debt, issue additional equity, merge or consolidate with or into another person, sell assets, pay dividends or make other distributions or enter into transactions with affiliates, along with other restrictions and limitations similar to those frequently found in credit agreements of this type and size. Loans under the Amended Facility may become immediately due and payable upon certain events of default (including failure to comply with covenants, change of control or cross-defaults) as set forth in the Facility.

The Amended Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Amended Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Amended Facility drops below $14.0 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A should be read in conjunction with our 2021 Annual Report on Form 10-K, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”), and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

The MD&A is presented in the following sections:

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

Executive Overview

Who We Are. Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality and personalized service. As we celebrate 90 years of innovation, we are still known for the quality and craftsmanship of our furniture as well as for the exceptional personal service from design to delivery, and for our commitment to social responsibility and sustainable operations. We provide complimentary interior design service to our clients and sell a full range of home furnishing products through a retail network of design centers located throughout the United States and abroad as well as online at ethanallen.com. Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of December 31, 2021, the Company operates 141 retail design centers; 136 located in the United States and five in Canada. Our 161 independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate nine manufacturing facilities, including three manufacturing plants, one sawmill, one rough mill and a lumberyard in the United States and two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are made in our North American plants while we also partner with various suppliers located in Europe, Asia, and other various countries to produce products that support our business. During the first half of fiscal 2022, we reaffirmed our commitment to maintain and grow our North American workshops, where our customization capabilities help create relevant and quality products and has proven to be both a strategic and a branding advantage. To further this commitment, we are actively recruiting new employees for our manufacturing plants, which we believe will enable us to be in a better position to serve our clients.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our competitive advantages arise from:

●	our North American manufacturing workshops providing customization capabilities and high-quality products of the finest craftsmanship;
●	offering complimentary design service through our interior design professionals;
●	the use of technology combined with the personal service of our interior design professionals;
●	offering a wide array of custom made-to-order products across our upholstery, case goods, and accent product categories;
●	having built a strong retail network, both of independent licensees and Company-operated locations;
●	maintaining a logistics network of national distribution centers and retail home delivery centers providing white-glove home delivery service; and
●	leveraging our vertically integrated structure.

Fiscal 2022 Second Quarter in Review(1). More than 4,500 associates convened in December 2021 to kick off the celebration of Ethan Allen’s 90th year in business, with an eye towards the future. As we celebrate 90 years of innovation throughout fiscal 2022, our business fundamentals continue to be strong and during the second quarter of fiscal 2022 we began to see further acceleration in our net sales, with both wholesale and retail net sales reporting double-digit growth. While our retail written orders were flat to a strong second quarter last fiscal year, orders were up 44.6% from the same quarter two fiscal years ago. Similarly, wholesale segment written orders were up 1.7% to last year, but up 30.3% compared with the second quarter of fiscal 2020. The positive net sales growth combined with our ability to operate more efficiently through the use of technology and reduced headcount also led to a higher consolidated gross margin, operating margin and diluted earnings per share. Manufacturing production levels, which have substantially returned to pre-COVID-19 pandemic levels, helped reduce our backlog during the second quarter of fiscal 2022. Delivery lead-times remain higher than historical averages due to ongoing supply chain delays and we expect these higher lead-times to continue in the near-term. However, our unique vertical structure, whereby we produce about 75% of what we sell, mostly on a custom made-to-order basis in our own North American manufacturing plants, allows us to maintain stronger service levels and minimize customer returns and excess inventory.

We were pleased with our performance during the second quarter of fiscal 2022, as retail segment net sales were up 24.0% and wholesale segment net sales increased 14.2%. We ended the second quarter with a strong balance sheet, including cash on hand of $105.2 million while expanding our consolidated gross and operating margins through disciplined cost and expense controls. Consolidated net sales were up 16.4% during the second quarter of fiscal 2022 from strong written orders and increased manufacturing production that led to higher deliveries combined with the prior year being negatively impacted by COVID-19 production delays. The increased production was partially offset by continued supply chain disruptions, which negatively impacted imports. As the second quarter progressed, we saw an increase in receipt of import products from a higher volume of shipping container receipts. Consolidated gross margin increased 210 basis points to 58.8% primarily due to a change in the sales mix and higher productivity in our wholesale manufacturing partially offset by higher import and raw material costs. Operating margin increased from 12.6% of sales in the second quarter of the prior year period to 17.4% of sales in the current year second quarter. Adjusted operating margin, which excludes restructuring initiatives, asset impairments and other corporate actions in both periods presented, increased to 15.7% of sales, up from 13.1% of sales in the prior year period, primarily due to strong gross margins and cost containment measures. Diluted EPS grew 56.7% to $1.05. Adjusted diluted EPS was $0.95, an increase of 37.7% as compared to the prior year second quarter.

We ended the second quarter of fiscal 2022 with $105.2 million of cash on hand, an increase of $11.5 million in the last three months from $5.7 million of cash from operating activities and the sale of two properties for total cash proceeds of $8.2 million. Reflecting the strength of our balance sheet and strong history of returning capital to shareholders, our Board increased our regular quarterly cash dividend by 16% during the second quarter of fiscal 2022. As we head into the 2022 calendar year, we believe we are well-positioned to continue our growth in net sales while maintaining strong gross and operating profit margins due to our strong retail network, the personal service of our interior design professionals combined with technology, our unique vertical integration structure whereby about 75% of our products are made in our North American manufacturing workshops, and a strong national logistics with our retail home delivery centers delivering product with white glove service to our clients’ home. We expect to see continued consumer interest in home furnishings and will remain focused on investing in digital design and interactive communication technologies, growing our business, generating strong cash flow, refining and repositioning our product offerings to reach a larger client base, and leveraging our vertical integration structure.

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

COVID-19 Update

The COVID-19 pandemic continued to adversely impact our financial performance during the second quarter of fiscal year 2022 as shipping disruptions and manufacturing disruptions related to supply chain and labor constraints have driven delays. While demand for our products continues to be strong as customers allocate greater amounts of discretionary spending to home furnishings than at the start of the COVID-19 pandemic, supply and labor constraints may delay conversion of orders to shipments.

Continuing logistical challenges are being faced by the entire home furnishings industry resulting from COVID-19-related supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. We continue to operate in line with our vertical integration structure, producing approximately 75% of our products in our North American manufacturing facilities. The other 25% is sourced primarily from Southeast Asia and China. The receipt of inventory and raw materials imported from these areas has at times, been slowed, disrupted and often more expensive than in prior years.

Supply constraints. We are experiencing inflationary pressure on our materials coupled with supplier volatility as certain suppliers are also experiencing material and labor shortages. We are working to offset these issues through price increases on our products, supplier negotiations, global sourcing initiatives, make-versus-buy analyses, product re-engineering and parts standardization. Gross margin compression may result as our price increases to our customers may not occur as quickly as the inflationary pressure on our manufacturing inputs.

Shipping disruptions. We expect to continue to be exposed to fluctuations in both domestic freight and ocean freight costs. Transportation costs are managed by optimizing logistics and supply chain planning, but the current freight rate levels are elevated such that significant year-over-year increases occurred during fiscal 2022 are expected to remain elevated. Ocean freight capacity issues continue to persist worldwide due to the ongoing global COVID-19 pandemic, which has resulted in significant price increases per shipping container.

Labor constraints. While we are beginning to see improvements with respect to our ability to identify and hire talent, we are still experiencing a shortage of qualified full-time labor in certain geographies, particularly with United States manufacturing plant production workers and at our distribution facilities. Outside suppliers that we rely on have also experienced, and continue to experience, shortages of qualified labor. We continue to actively identify, recruit, develop and retain qualified talent, and in particular, are working towards our goal of growing our North American workshops. However, an ongoing shortage in certain geographies could result in increased costs from higher overtime and the need to hire temporary help to meet demand and higher wage rates from actions to attract and retain employees, which would negatively impact our results of operations.

Vaccine mandates. The Biden administration is imposing a vaccine mandate on federal contractors and seeking to require large companies to have their employees vaccinated or undergo weekly COVID testing. As a federal contractor, we are taking steps to comply with the requirements of Executive Order 14042. Complying with either a vaccine mandate or proposed weekly testing requirements could be difficult, costly and result in attrition. See Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, for discussion of risks associated with the potential adverse effects on our workforce of complying with vaccine mandates and testing requirements.

In response to demand for our products, our teams continue to demonstrate agility and flexibility to identify ways to increase production capacity, which helped reduce backlog during the second quarter of fiscal 2022. We have increased capacity by growing manufacturing headcount, investing in plant technology upgrades and expanding our footprint within existing locations as well as adding second shifts and weekend production in our plants. We frequently monitor and re-evaluate our COVID-19 action plan based on guidance from the Centers for Disease Control and Prevention, other parts of the United States government, regulators and other health and safety organizations. We believe that we have a strong balance sheet with $105.2 million of cash and no bank borrowings outstanding as of December 31, 2021, which we believe will provide sufficient liquidity to continue business operations in the long-term. Although we continue to actively manage the impact of COVID-19 and the prospect of continuing or future outbreaks, we are unable to predict the impact that the COVID-19 pandemic will have on our financial operations in the near- and long-term. We also continue to actively manage our global supply chain and manufacturing operations, which may continue to be adversely impacted with respect to availability and pricing based on uncontrollable factors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data).

	Three months ended December 31,						Six months ended December 31,
	2021	% of Sales	% Chg	2020	% of Sales	% Chg	2021	% of Sales	% of Chg	2020	% of Sales	% of Chg
Net sales	$208.1	100.0%	16.4%	$178.8	100.0%	2.4%	$390.4	100.0%	18.4%	$329.9	100.0%	(5.3%)
Gross profit	$122.3	58.8%	20.7%	$101.3	56.7%	3.9%	$231.5	59.3%	23.7%	$187.1	56.7%	(2.2%)
Adjusted gross profit(1)	$122.3	58.8%	20.2%	$101.7	56.9%	3.9%	$231.5	59.3%	23.5%	$187.5	56.8%	(4.3%)
Operating income	$36.3	17.4%	60.9%	$22.6	12.6%	145.1%	$63.7	16.3%	85.9%	$34.2	10.4%	23.0%
Adjusted operating income(1)	$32.8	15.7%	40.3%	$23.4	13.1%	146.3%	$60.5	15.5%	69.6%	$35.7	10.8%	64.4%
Net income	$26.9	12.9%	59.3%	$16.9	9.4%	138.3%	$47.0	12.1%	79.3%	$26.2	8.0%	23.8%
Adjusted net income(1)	$24.3	11.7%	38.6%	$17.5	9.8%	139.7%	$44.7	11.4%	68.9%	$26.5	8.0%	59.8%
Diluted EPS	$1.05		56.7%	$0.67		148.1%	$1.85		77.9%	$1.04		31.6%
Adjusted diluted EPS(1)	$0.95		37.7%	$0.69		155.6%	$1.75		66.7%	$1.05		69.4%
Cash flow from operating activities	$5.7		(75.9%)	$23.7		nm	$22.7		(65.6%)	$65.9		181.8%
Adjusted annualized return on equity(1)							23.8%			15.6%
Wholesale written orders			1.7%			28.1%			5.3%			10.7%
Retail written orders			(0.2%)			44.9%			3.1%			25.1%

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of GAAP to adjusted key financial metrics.

The following table shows our design center information.

	Fiscal 2022			Fiscal 2021
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	161	141	302	160	144	304
New locations	4	-	4	8	-	8
Closures	(4)	-	(4)	(10)	-	(10)
Transfers	-	-	-	-	-	-
Balance at December 31	161	141	302	158	144	302
Relocations (in new and closures)	-	1	1	-	-	-

Retail Design Center geographic locations:
United States	34	136	170	34	138	172
Canada	-	5	5	-	6	6
China	109	-	109	107	-	107
Other Asia	11	-	11	11	-	11
Middle East and Europe	7	-	7	6	-	6
Total	161	141	302	158	144	302

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three and six months ended December 31, 2021 and 2020, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

Fiscal 2022 Second Quarter compared with Fiscal 2021 Second Quarter

(in thousands)	Three months ended
	December 31,
	2021	2020	% Change
Consolidated net sales	$208,093	$174,826	16.4%
Wholesale net sales	$115,921	$101,550	14.2%
Retail net sales	$179,583	$144,818	24.0%

Consolidated gross profit	$122,269	$101,332	20.7%
Consolidated gross margin	58.8%	56.7%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated net sales were $208.1 million, an increase of 16.4% compared to the prior year period. We continue to experience sustained higher demand for our products, which led to strong written orders during the current quarter. Increased manufacturing production led to higher deliveries combined with the prior year impact from the COVID-19 pandemic, which negatively impacted our ability to deliver product to customers. The second quarter of fiscal 2022 marked the first fiscal quarter since the start of the pandemic during which our existing order backlog decreased, which we attribute to improved production and import product flow. However, we still believe it will take several quarters for manufacturing to catch up to the increase in customer demand as there remain ongoing supply chain challenges including certain raw material shortages, increased cost of shipping and import product delays. As we continue to work through the high backlog, there is an opportunity for future positive growth in delivered net sales based on the size of our order backlog, written order growth and our ability to work through these COVID-19 related disruptions. Partially offsetting the sales growth in the second quarter was a decline in contract sales, which fell by 15.5%. In particular, the year-over-year decrease in contract sales was attributable to lower sales from our contract with the United States government General Services Administration (“GSA”), which was negatively impacted by COVID-19-related economic disruptions and delays combined with lower hospitality sector sales. While contract sales declined during the current second quarter, we are optimistic for future growth as written orders from our GSA contract increased 63.5% in the first six months of fiscal 2022 compared with a year prior.

Wholesale net sales increased 14.2% to $115.9 million primarily due to a 20.3% increase in intersegment sales to our Company-operated design centers combined with a 10.9% increase in sales to our United States independent dealers partially offset by lower contract and international sales. Excluding intersegment sales to our retail segment, wholesale net sales decreased year-over-year from lower contract and international sales. The 15.5% decline in our contract business sales was primarily due to lower GSA sales from delayed purchase commitments and lower hospitality sector sales combined with high backlog and increased production lead-times resulting in net sales being extended into future periods. Our international net sales were down 26.6% due to a reduction in net sales to China. Our international sales to independent retailers represented 2.8% of total wholesale net sales compared to 4.4% in the prior year period.

Wholesale written orders, which represents orders booked through all of our channels, were up 1.7% in the second quarter of fiscal 2022 compared with the prior year. After the reopening of all our retail design centers in early fiscal 2021, we experienced a significant surge in demand leading to a strong, but difficult prior year comparison. However, we are pleased to continue to see sustained higher demand for products in the home furnishings category. As a result of the strong prior year second quarter, wholesale orders from our Company-operated design centers decreased 3.7%, our independent North American retail network orders were down 9.9% and international orders from China declined 38.2%. When compared to the second quarter two years ago, written orders from our Company-operated design centers are up 32.3% while our independent North American retail network grew by 27.2%. The growth rate of written orders during the second quarter of fiscal 2022 was facilitated, in part, by strong contract business during the period, during which we reported an order growth of 844.4% as a result of a mix of hospitality and GSA business. Due to strong production and related deliveries, we were able to progressively decrease wholesale backlog by 12.1% during this second quarter. However, due to the strong written order growth during the past 12 months, our wholesale backlog remained high, up 47.8% compared to the prior fiscal year, and up 2.3% from June 30, 2021. We remain focused on increasing wholesale production and shipping to the levels that are necessary to service our customers on a timely basis and reduce our backlog during the remainder of fiscal 2022.

Retail net sales from Company-operated design centers increased 24.0% to $179.6 million. There was a 25.3% increase in net sales in the United States, while net sales from our Canadian design centers decreased 11.0%. Retail net sales were up 24.0% due to strong written orders, increased premier home delivery revenue and strong shipments from manufacturing production that led to higher customer deliveries, compared to the prior year which was negatively impacted by production delays as a result of the COVID-19 pandemic. As noted earlier, after the reopening of all our retail design centers in early fiscal 2021, we experienced a significant surge in demand leading to a strong, but difficult prior year comparison. As a result, our retail written orders decreased 0.2% year over year, but are up 44.6% from two years ago, reflecting the strength of our product offerings and interior design professionals increasingly combining technology with their personal service and continued consumer interest in the home. We have continued to experience strong order trends driven by increased demand for products and strong execution at the design center level, including a 1.7% increase in traffic. As of December 31, 2021, there were 141 Company-operated design centers compared with 144 in the prior year period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Gross profit increased 20.7% to $122.3 million compared with the prior year second quarter due to sales growth within both the wholesale and retail segments, a change in the sales mix, product pricing actions taken, benefits realized from the ongoing manufacturing and logistics optimization project and a favorable product mix partially offset by higher raw material and freight costs and increased production and overhead costs. Retail gross profit was up due to a 24.0% increase in net shipments combined with a 270-basis point improvement in gross margin from a favorable change in product mix, higher premier home delivery revenue, an increase in average ticket sale and less clearance sales partially offset by promotional fees from financing promotions. Wholesale gross profit decreased in the current year second quarter due to rising raw material and freight costs due to higher demand and global supply chain challenges. Continued manufacturing capacity expansion, in response to significant increases in written order demand, further drove an increase in production costs and labor challenges that led to a reduction wholesale gross profit and margin. Partially offsetting these decreases were a 14.2% increase in wholesale net sales volumes, efficiencies gained from higher manufacturing production levels and benefits being realized from the previously executed optimization of manufacturing and logistics initiatives. Each product category within wholesale (upholstery, case goods and home accents) increased its net sales, which helped to partially offset rising costs within the wholesale segment.

Gross margin was 58.8%, up from 56.7% a year prior due to a change in the sales mix, benefits realized from the ongoing manufacturing and logistics optimization project and a favorable product mix. Retail sales, as a percentage of total consolidated sales, were 86.3% in the current year second quarter, up from 81.0% in the prior year period, which sales mix positively affected consolidated gross margin. We expect this higher percentage of retail sales to consolidated sales to moderate towards normalized levels as we increase delivery of the high wholesale order backlog. Our merchandising and supply chain teams continue to work through the current environment of rapidly escalating commodity and freight costs, product shortages, price increases and shipping delays. While we were pleased with a strong consolidated gross margin of 58.8%, we expect our margins to return to a range of approximately 57.0% to 57.5% in the near term from the impact of escalating raw material, labor and freight costs combined with a return of our sales mix to more historical norms. Benefits realized from increased productivity from the ongoing manufacturing and logistics optimization project helped to minimize margin pressure from rising freight and raw material costs.

(in thousands)	Three months ended
	December 31,
	2021	2020	% Change
SG&A expenses	$89,610	$78,354	14.4%
Restructuring and other impairment charges, net of gains	$(3,633)	$423	nm

Consolidated operating income	$36,292	$22,555	60.9%
Consolidated operating margin	17.4%	12.6%
Wholesale operating income	$9,744	$12,720	(23.4%)
Retail operating income	$22,635	$9,909	128.4%

SG&A expenses increased to $89.6 million, or 43.1% of net sales, compared with $78.4 million, or 43.8% of net sales in the prior year period. The 14.4% increase was primarily driven by higher selling costs with a modest increase within general and administrative expenses compared to the prior year period. Retail selling expenses were up 22.2% due to the 24.0% increase in net sales, which drove higher delivery costs as well as increased variable compensation. Wholesale selling costs, which includes logistics, grew by 13.7% as fuel and freight costs increased from higher sales volumes and rising commodity prices. These selling costs were partially offset by a reduction in marketing spend. For the second quarter of fiscal 2022, we reduced our advertising in various mediums including national television and regional radio markets, thereby reducing our overall advertising spend to 2.0% of net sales compared to 2.8% in the prior year second quarter. However, through our recent digital campaigns, we have substantially increased our digital marketing outreach, which helped us reach more households through the publication of our digital magazine. For the rest of this fiscal year 2022, we expect to increase our advertising to approximately 3-4% of net sales. General and administrative expenses were well managed during the quarter, increasing 6.4%, primarily due to higher compensation and office expense from additional headcount coupled with increased regional management costs, general business insurance and professional fees. SG&A expenses, when expressed as a percentage of sales, decreased 70 basis points in the second quarter of fiscal 2022, compared with the same period in the prior year, primarily due to higher sales volume relative to fixed costs. SG&A expenses were up 14.4% while consolidated net sales grew at a much faster rate of 16.4%, which led to improved operating leverage at both the retail and wholesale segment. Our ability to increase net sales in the future will continue to further improve our operating margins due to the leverage of our vertically integrated structure.

Restructuring and other impairment charges, net of gains was a reported $3.6 million gain compared to a loss of $0.4 million in the prior year period. During the second quarter of fiscal 2022, we completed the sale of two properties for a combined pre-tax gain of $3.9 million. In the year ago second quarter, we sold a previously closed retail property resulting in a pre-tax loss of $0.3 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating income was $36.3 million compared with $22.6 million in the prior year period. Adjusted operating income, which excludes restructuring and other charges, was $32.8 million, or 15.7% of net sales compared with $23.4 million, or 13.1% of net sales in the prior year period. The significant increase in operating income of $9.4 million or 40.3% was driven by the $29.3 million increase in consolidated net sales, retail and consolidated gross margin expansion, reduced marketing spend and strong cost containment measures partially offset by higher selling expenses and a reduction in our wholesale margin. Our ability to maintain disciplined cost and expense controls, including strong cost containment measures, reduced marketing spend and tight expense management within our general and administrative expenses, continues to help drive operating income growth. Compared to the end of the second quarter of the prior year period, our headcount is up 547 associates or 14.9%. However, compared to two years ago, global headcount is down 7.2%, which has contributed to consolidated operating income expansion.

Wholesale operating income was $9.7 million or 8.4% of net sales, a decrease compared with $12.7 million or 12.5% of net sales in the prior year period due to gross margin contraction from higher raw material and overhead production costs, increased freight due to incremental volume and price, higher compensation and office expense from additional headcount and increased general business insurance and professional fees. While net sales rose by 14.2% and manufacturing production levels returned back to near pre-COVID-19 levels, these headwinds outpaced these benefits. Since the wholesale segment bore most of these incremental costs of production, it led to the 23.4% decrease in wholesale operating income.

Retail operating income was $22.6 million, or 12.6% of sales, compared with $9.9 million, or 6.8% of sales in the prior year period. The retail operating margin improved to 12.6% primarily due to the 24.0% increase in net sales, a 270-basis point expansion in retail gross margin and the ability to manage operating expenses, which grew at a rate lower than net sales. While selling, delivery and variable compensation expenses were up due to the growth in sales volume, total retail operating expenses including restructuring and impairment charges, when expressed as a percentage of net sales, decreased 310 basis points. Total retail operating expenses represented 36.9% of net sales compared to 40.0% in the prior year period. The decreases within retail operating expenses were due to the ability to leverage fixed costs, including occupancy costs, maintain lower administrative headcount, adhere to strong cost control measures implemented at the onset of the COVID-19 pandemic and drive strong written orders while maintaining lower than our historical advertising cost average.

(in thousands, except per share data)	Three months ended
	December 31,
	2021	2020	% Change
Income tax expense	$9,324	$5,295	76.1%
Effective tax rate	25.7%	23.9%
Net income	$26,894	$16,883	59.3%
Diluted EPS	$1.05	$0.67	56.7%

Income tax expense was $9.3 million compared with $5.3 million in the prior year second quarter primarily due to the $14.0 million increase in income before income taxes. Our consolidated effective tax rate was 25.7% compared with 23.9% in the prior year comparable period. Our effective tax rate of 25.7% varies from the 21% federal statutory rate primarily due to state taxes.

Net income was $26.9 million compared with $16.9 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, was $24.3 million, up 38.6% from the prior year period due to stronger net sales, improved retail and consolidated gross margins, cost containment measures resulting in minimizing operating expense growth and improving production and delivery of products to customers.

Diluted EPS was $1.05 compared with $0.67 per diluted share in the prior year comparable period. Adjusted diluted EPS was $0.95, up 37.7% compared with the prior year period primarily due to net sales growth of 16.4%, expanded retail and consolidated gross margins, our ability to minimize operating expense growth, and improved production and delivery of products to customers partially offset by higher raw material and freight costs, which negatively impacted our wholesale gross and operating margins.

Six Months ended December 31, 2021 compared with Six Months December 31, 2020

(in thousands)	Six months ended
	December 31,
	2021	2020	% Change
Consolidated net sales	$390,420	$329,884	18.4%
Wholesale net sales	$225,369	$198,884	13.3%
Retail net sales	$334,569	$262,899	27.3%
Consolidated gross profit	$231,461	$187,102	23.7%
Consolidated gross margin	59.3%	56.7%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated net sales were $390.4 million, an increase of 18.4% compared to the prior year period. Net sales growth accelerated during the first half of fiscal 2022 as we increased manufacturing production that led to higher deliveries combined with the prior year being negatively impacted by COVID-19 production delays.

Wholesale net sales increased 13.3% to $225.4 million primarily due to a 20.0% increase in intersegment sales to our Company-operated design centers combined with a 13.0% increase in sales to our U.S. independent dealers partially offset by lower contract and international sales. Excluding intersegment sales to our retail segment, wholesale net sales decreased year-over-year from lower contract and international sales. While our contract business sales were down 19.6%, written orders over that same period were up 91.4%, thus we are confident the sales decrease is temporary and due to delayed purchase commitments that will convert to net sales upon delivery during the remainder of fiscal 2022. Our international net sales were down 30.8% due to a reduction in net sales to China. Our international sales to independent retailers represented 3.0% of total wholesale net sales compared to 5.0% in the prior year period.

Wholesale written orders, which represents orders booked through all of our channels, were up 5.3% in the first half of fiscal 2022 compared with the prior year. Wholesale orders from our Company-operated design centers increased 1.9% while our contract business performed very well, increasing 91.4%. Partially offsetting the growth was an 8.1% decrease in orders from our independent North American retail network and a 60.4% decrease in international orders from China.

Retail net sales from Company-operated design centers increased 27.3% to $334.6 million. There was a 28.2% increase in net sales in the United States, while net sales from our Canadian design centers increased 0.1%. Retail written orders grew 3.1% year-over-year, reflecting the strength of our product offerings and interior design professionals increasingly combining technology with their personal service and continued consumer interest in the home. We have continued to experience strong order trends driven by increased demand for products and strong execution at the design center level.

Gross profit increased 23.7% to $231.5 million compared with the prior year due to strong sales growth within both the wholesale and retail segments, a change in the sales mix, recent product pricing actions taken, benefits realized from the ongoing manufacturing and logistics optimization project and a favorable product mix partially offset by higher raw material and freight costs and increased production and overhead costs. Retail gross profit was up due to a 27.3% increase in net shipments combined with a 210-basis point improvement in gross margin from a favorable change in product mix, higher premier home delivery revenue, an increase in average ticket sale and less clearance sales partially offset by promotional fees from financing promotions. Wholesale gross profit decreased year-over-year due to the aforementioned higher shipping and raw material costs that led to increased production costs.

Gross margin was 59.3%, up from 56.7% a year prior due to a change in the sales mix, a favorable product mix and benefits realized from the ongoing manufacturing and logistics optimization project partially offset by higher wholesale production costs. Retail sales, as a percentage of total consolidated sales, were 85.7% in the current year, up from 79.7% in the prior year period, which sales mix positively affected consolidated gross margin. Benefits realized from increased productivity from the ongoing manufacturing and logistics optimization project helped to minimize margin pressure from rising freight and raw material costs.

(in thousands)	Six months ended
	December 31,		% Change
SG&A expenses	$171,187	$151,820	12.8%
Restructuring and other impairment charges, net of gains	$(3,378)	$1,046	(422.9%)

Consolidated operating income	$63,652	$34,236	85.9%
Consolidated operating margin	16.3%	10.4%
Wholesale operating income	$22,563	$25,858	(12.7%)
Retail operating income	$36,980	$11,892	211.0%

SG&A expenses increased to $171.2 million, or 43.8% of net sales, compared with $151.8 million, or 46.0% of net sales in the prior year period. The 12.8% increase was driven by higher selling costs while general and administrative expenses remained comparable to the prior year period. Retail selling expenses were up 23.5% due to the 27.3% increase in net sales while wholesale selling costs grew by 9.5% as fuel and freight costs increased from higher sales volumes and rising trucking and shipping costs. These incremental SG&A costs were partially offset by a reduction in marketing spend. General and administrative expenses were well managed during the first half of the year, increasing 3.5%, primarily due to additional headcount coupled with increased regional management costs. SG&A expenses, when expressed as a percentage of sales, decreased 220 basis points in the first half of fiscal 2022, compared with the same period in the prior year, primarily due to higher sales volume relative to fixed costs. SG&A expenses were up 12.8% while consolidated net sales grew at a rate of 18.4%, which led to improved operating leverage.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restructuring and other impairment charges, net of gains were a gain of $3.4 million compared to a loss of $1.0 million in the prior year period. The current year charges primarily relate to the sale of our two properties for $3.9 million partially offset by severance and other lease exit costs. The prior year charge of $1.0 million related primarily to the impairment of long-lived assets held at a retail design center location and a loss on the sale of a previously owned retail design center.

Operating income was $63.7 million compared with $34.2 million in the prior year period. Adjusted operating income, which excludes restructuring and other charges, was $60.5 million, or 15.5% of net sales compared with $35.7 million, or 10.8% of net sales in the prior year period. The significant increase in operating income of $24.8 million was driven by the $60.5 million increase in consolidated net sales, consolidated and retail gross margin expansion and reduced marketing spend partially offset by lower wholesale gross margin and higher selling expenses.

Wholesale operating income was $22.6 million or 10.0% of net sales, a decrease compared with $25.9 million or 13.0% of net sales in the prior year period due to gross margin contraction from higher raw material, freight and production costs combined with higher compensation and office expense from additional headcount and increased general business insurance and professional fees. These headwinds were partially offset by higher sales volumes and manufacturing production levels as well as strong cost containment measures, including improved expense management that helped reduce wholesale general and administrative expenses, when expressed as a percentage of net sales.

Retail operating income was $37.0 million, or 11.1% of sales, compared with $11.9 million, or 4.5% of sales in the prior year period. The retail operating margin improved to 11.1% primarily due to the 27.3% increase in net sales and a 210-basis point expansion in retail gross margin combined with holding operating expenses to a growth rate of 14.0%. While selling, delivery and variable compensation expenses were up due to the growth in sales volume, total retail operating expenses including restructuring and impairment charges, when expressed as a percentage of net sales, decreased 440 basis points. Total retail operating expenses represented 37.9% of net sales compared to 42.3% in the prior year period. The decreases within retail operating expenses were due to the ability to leverage fixed costs, reduced marketing spend, maintain lower administrative headcount and adhere to strong cost control measures implemented at the onset of the COVID-19 pandemic.

(in thousands, except per share data)	Six months ended
	December 31,
	2021	2020	% Change
Income tax expense	$16,511	$7,183	129.9%
Effective tax rate	26.0%	21.5%
Net income	$47,047	$26,236	79.3%
Diluted EPS	$1.85	$1.04	77.9%

Income tax expense was $16.5 million compared with $7.2 million in the prior year primarily due to the $30.1 million increase in income before income taxes and the prior year reversal of a valuation allowance. Our consolidated effective tax rate was 26.0% compared with 21.5% in the prior year comparable period. Our fiscal 2022 effective tax rate of 26.0% varies from the 21% federal statutory rate primarily due to state taxes. The increase in the effective tax rate compared with the prior year period was primarily due to a $0.9 million reduction in our valuation allowance on state and local retail deferred tax assets. Absent this discrete adjustment, our effective tax rate in the year ago second quarter would have been 24.1%.

Net income was $47.0 million compared with $26.2 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, was $44.7 million, up 68.9% from the prior year period due to stronger net sales, improved retail and consolidated gross margins and strong cost containment measures resulting in minimizing operating expense growth.

Diluted EPS was $1.85 compared with $1.04 per diluted share in the prior year comparable period. Adjusted diluted EPS was $1.75, up 66.7% compared with the prior year period primarily due to net sales growth of 18.4%, expanded retail and consolidated gross margins and our ability to minimize operating expense growth partially offset by higher raw material, production and freight costs, which negatively impacted our wholesale gross and operating margins.

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

(in thousands, except per share data)	Three months ended			Six months ended
	December 31,			December 31,
	2021	2020	% Change	2021	2020	% Change
Consolidated Adjusted Gross Profit / Gross Margin
GAAP Gross profit	$122,269	$101,332	20.7%	$231,461	$187,102	23.7%
Adjustments (pre-tax) *	-	389		-	389
Adjusted gross profit *	$122,269	$101,721	20.2%	$231,461	$187,491	23.5%
Adjusted gross margin *	58.8%	56.9%		59.3%	56.8%

Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$36,292	$22,555	60.9%	$63,652	$34,236	85.9%
Adjustments (pre-tax) *	(3,520)	812		(3,152)	1,435
Adjusted operating income *	$32,772	$23,367	40.3%	$60,500	$35,671	69.6%

Consolidated Net sales	$208,093	$178,826	16.4%	$390,420	$329,884	18.4%
GAAP Operating margin	17.4%	12.6%		16.3%	10.4%
Adjusted operating margin *	15.7%	13.1%		15.5%	10.8%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$26,894	$16,883	59.3%	$47,047	$26,236	79.3%
Adjustments, net of tax *	(2,637)	613		(2,361)	215
Adjusted net income	$24,257	$17,496	38.6%	$44,686	$26,451	68.9%
Diluted weighted average common shares	25,513	25,309		25,482	25,257
GAAP Diluted EPS	$1.05	$0.67	56.7%	$1.85	$1.04	77.9%
Adjusted diluted EPS *	$0.95	$0.69	37.7%	$1.75	$1.05	66.7%

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$9,744	$12,720	(23.4% )	$22,563	$25,858	(12.7% )
Adjustments (pre-tax) *	(3,734)	389		(3,556)	389
Adjusted wholesale operating income *	$6,010	$13,109	(54.2% )	$19,007	$26,247	(27.6% )

Wholesale net sales	$115,921	$101,550	14.2%	$225,369	$198,884	13.3%
Wholesale GAAP operating margin	8.4%	12.5%		10.0%	13.0%
Adjusted wholesale operating margin *	5.2%	12.9%		8.4%	13.2%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$22,635	$9,909	128.4%	$36,980	$11,982	211.0%
Adjustments (pre-tax) *	214	423		404	1,046
Adjusted retail operating income *	$22,849	$10,332	121.2%	$37,384	$12,938	188.9%

Retail net sales	$179,583	$144,818	24.0%	$334,569	$262,899	27.3%
Retail GAAP operating margin	12.6%	6.8%		11.1%	4.5%
Adjusted retail operating margin *	12.7%	7.1%		11.2%	4.9%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

* Adjustments to reported GAAP financial measures including gross profit and margin, operating income and margin, net income, and diluted EPS have been adjusted by the following:

	Three months ended		Six months ended
(in thousands)	December 31,		December 31,
	2021	2020	2021	2020
Inventory reserves and write-downs (wholesale)	$-	$389	$-	$389
Adjustments to gross profit	$-	$389	$-	$389
Inventory reserves and write-downs (wholesale)	$-	$389	$-	$389
(Gain) on sale of property, plant and equipment (wholesale)	(3,913)	-	(3,913)	-
Loss on sale of property, plant and equipment (retail)	-	273	-	273
Severance and other charges (wholesale)	179	-	357	-
Severance and other charges (retail)	101	150	178	150
Impairment of long-lived assets (retail)	113	-	226	623
Adjustments to operating income	$(3,520)	$812	$(3,152)	$1,435
Adjustments to income before income taxes	$(3,520)	$812	$(3,152)	$1,435
Related income tax effects on non-recurring items(1)	883	(199)	791	(352)
Income tax benefit from valuation allowance change	-	-	-	(868)
Adjustments to net income	$(2,637)	$613	$(2,361)	$215

(1)	Calculated using a tax rate of 25.1% in the current year and 24.5% in the prior year.

Liquidity

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions to allow us to take advantage of opportunities in the markets and to execute our long-term strategic initiatives. Our sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures. We continue to monitor our liquidity closely during this continued period of uncertainty and volatility globally, as well as within our industry, related to the COVID-19 pandemic.

We believe our liquidity (cash on hand of $105.2 million, cash flow from operating activities of $22.7 million and amounts available under our credit facility of $102.2 million), will be sufficient to fund our operations, including changes in working capital, anticipated capital expenditures, fiscal 2022 contractual obligations and other financing activities, as they occur, for at least the next 12 months.

As of December 31, 2021, we had working capital of $93.4 million compared to $71.4 million at June 30, 2021 and a current ratio of 1.42 at December 31, 2021, comparable to 1.32 at June 30, 2021 and 1.31 at December 31, 2020. Included in our cash and cash equivalents at December 31, 2021, is $7.3 million held by foreign subsidiaries, a portion of which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At December 31, 2021, we held cash and cash equivalents $105.2 million compared with $104.6 million at June 30, 2021. Cash and cash equivalents aggregated to 15.3% of our total assets at December 31, 2021, compared with 12.6% of our total assets a year prior and 15.3% at June 30, 2021. Our cash and cash equivalents increased $0.6 million of 0.6% during the first half of fiscal 2022 due to net cash provided by operating activities of $22.7 million and $8.2 million in proceeds received from the sale of two real estate properties partially offset by $25.4 million in cash dividends paid and capital expenditures of $3.7 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table illustrates the main components of our cash flows for the six months ended December 31, 2021 and 2020 (in millions):

	Six months ended
	December 31,
	2021	2020
Operating activities
Net income	$47.0	$26.2
Non-cash operating lease cost	14.9	15.0
Other non-cash items, including depreciation and amortization	6.9	9.6
Restructuring payments	(0.6)	-
Change in working capital	(45.5)	15.1
Total provided by operating activities	$22.7	$65.9

Investing activities
Capital expenditures	$(3.7)	$(5.9)
Proceeds from disposal of property, plant and equipment	8.2	1.2
Total provided by (used in) investing activities	$4.5	$(4.7)

Financing activities
Payments on borrowings	$-	$(50.0)
Dividend payments	(25.4)	(5.3)
Taxes paid related to net share settlement of equity awards	(0.8)	-
Proceeds from employee stock plans	0.8	1.6
Payments on financing leases and other	(0.2)	(0.2)
Total used in financing activities	$(25.6)	$(53.9)

Cash Provided by (Used in) Operating Activities. We generated $22.7 million in cash from operating activities during the first six months of fiscal 2022, a decrease from $65.9 million in the prior year period primarily due to an increase in working capital and restructuring payments partially offset by higher net income generated during the period. The increase in working capital was led by higher inventory to increase material availability to support expanded manufacturing and distribution capacity to meet written order growth, a decrease in customer deposits as retail segment net delivered sales outpaced its written orders and operating lease payments made of $16.7 million. The prior year change in working capital was primarily due to lower net shipments combined with strong written order growth that drove the customer deposit balance significantly up. As our manufacturing production increases each quarter, our ability to grow net shipments does as well, which has led to our customer deposits balance decreasing. The combination of growing our inventory balance to support the surge in demand and the reduction in customer deposits from increased net shipments led to the significant year-over-year change in working capital. Restructuring payments made during the first half of fiscal 2022 of $0.6 million were primarily for severance, Atoka, Oklahoma distribution center closing costs and lease exit costs (ongoing monthly rent).

Cash Provided by (Used in) Investing Activities. Cash provided by investing activities was $4.5 million, an increase of $9.2 million from cash used of $4.7 million in the prior year period due to proceeds received from the sale of two properties and a reduction in capital expenditures. Capital expenditures of $3.7 million during the first half of fiscal 2022 related to spending on retail design center projection improvements and relocations, manufacturing plant upgrades to further increase capacity and efficiency and investments in technology upgrades. We completed the sale of our previously closed Atoka, Oklahoma distribution center to an independent third party in October 2021 and received $2.8 million in cash less $0.2 million in closing costs. In addition, in December 2021, we completed the sale of a property for $5.6 million in cash. In the first six months of fiscal 2021, we sold a previously closed retail property and received $1.3 million in cash less $0.1 million in closing costs.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities was $25.6 million during the first six months of fiscal 2022 compared with cash used of $53.9 million in the prior year period. The significant change in cash used in financing activities was due to the repayment of $50.0 million in outstanding borrowings last year partially offset by the payment of a special cash dividend in the current fiscal year. Total cash dividends paid in fiscal 2022 were $25.4 million, including a $0.75 per share special dividend paid in August 2021 totaling $19.0 million. The year ago first quarter did not have any cash dividends paid as the Board had previously suspended the cash dividend due to the COVID-19 impact. However, on August 4, 2020, our Board reinstated the regular quarterly cash dividend and declared a cash dividend, which was paid on October 22, 2020. The regular quarterly dividend declared by our Board on November 30, 2021, which increased the quarterly dividend by 16% to $0.29 per share, was paid on January 5, 2022, thus excluded from the consolidated statement of cash flows for the six months ended December 31, 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We present restricted cash as a component of total cash and cash equivalents as presented on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheet. As of December 31, 2021, we held $0.9 million of restricted cash related to an Ethan Allen insurance captive. We did not hold any restricted cash as of June 30, 2021.

Exchange Rate Changes. Due to changes in exchange rates, our cash and cash equivalents were negatively impacted by $0.1 million during the first half of fiscal 2022. These changes had an immaterial impact on our cash balances held in Canada, Mexico, and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. We maintain a revolving credit facility secured primarily by our accounts receivable and inventory. Availability under the credit agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. We amended this agreement in December 2018 to extend its maturity date by five years. The credit agreement includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. As of December 31, 2021, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the facility, were in compliance with all other covenants and had borrowing availability of $102.2 million of the $165.0 million credit commitment.

On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Amended Facility”), with JPMorgan Chase Bank, N.A. as Administrative Agent and Syndication Agent and Capital One, National Association as Documentation Agent. The Amended Facility amends and restates the existing Second Amended and Restated Credit Agreement, dated as of December 21, 2018. The Amended Facility provides a revolving credit line of $125 million, subject to borrowing base availability, and extends the maturity of the Facility to January 26, 2027. The Amended Facility also provides the Company the option to increase the size of the facility up to an additional amount of $60 million.

Letters of Credit - At December 31, 2021 and June 30, 2021, there was $4.0 million and $5.0 million, respectively, of standby letters of credit outstanding under the revolving credit facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures in the first half of fiscal 2022 were $3.7 million compared with $5.9 million in the prior year period. The decrease of $2.2 million from the prior year period related primarily to $1.3 million lower spending on retail design center openings, relocations and projection improvements, as well as the prior year expansion of our existing Maiden, North Carolina manufacturing campus and higher corporate infrastructure and land improvements in the prior year period. The expansion of our existing Maiden, North Carolina manufacturing campus, which will help increase overall capacity, is nearly complete and we expect to commence operations at the facility during the third quarter of fiscal 2022. Partially offsetting these decreases was an incremental $0.5 million spent during the first six months of fiscal 2022 compared to the prior year period on manufacturing plant upgrades, including investments in technology, to further increase our production capacity and efficiency. In the first half of fiscal 2022, 60% of our total capital expenditures were for manufacturing capital projects and 35% primarily related to updating existing design center projections, renovating retail service centers and installing additional technology within each design center, including new designer workstations and tablets. The remaining 5% was primarily for system development to further enhance existing workflows.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures. We expect our capital expenditures to accelerate during the second half of fiscal 2022 and should range between $12 million and $14 million as we further invest in technology, increase manufacturing capacity and open new or relocate design centers while also continuing to improve all our design centers projection. However, given the pace at which business conditions are evolving in response to the COVID-19 pandemic, we may adjust our level of capital expenditures throughout the remainder of fiscal 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Dividends. Our Board has sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during the first half of fiscal 2022 by paying a special dividend of $0.75 per share and increasing the regular quarterly dividend by 16%, which together highlight the strength of our balance sheet and operating results. During the first half of fiscal 2022, we paid total cash dividends of $25.4 million. This total included a special dividend of $0.75 per share or $19.0 million, which our Board declared on August 3, 2021 and paid on August 31, 2021 to shareholders of record as of August 17, 2021. During the second quarter of fiscal 2022, our Board declared a regular quarterly cash dividend of $0.29 per share, payable on January 5, 2022 to shareholders of record at the close of business on December 14, 2021. No cash dividends were paid in the prior year first quarter as the Board had previously suspended the cash dividend due to the COVID-19 impact. However, on August 4, 2020, our Board reinstated the regular quarterly cash dividend and declared a cash dividend, which was paid on October 22, 2020 and totaled $5.3 million. While we expect the Board to continue declaring regular quarterly cash dividends for the foreseeable future, it may discontinue doing so at any time. We will continue to monitor the pace of business as it relates to future dividends and any future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us, subject to final determination by our Board.

Share Repurchase Program. At December 31, 2021, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our existing multi-year share repurchase program (the “Share Repurchase Program”). There were no share repurchases under our Share Repurchase Program during the first half of fiscal 2022 or fiscal 2021. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility in consideration of the COVID-19 pandemic.

Acquisitions. From time to time, we acquire design centers from our independent retailers in arm’s length transactions. There were no independent retailer acquisitions in either period presented.

Material Cash Requirements from Contractual Obligations. Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, the rate of written orders and net sales, levels of customer deposits on hand, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As disclosed in our 2021 Annual Report on Form 10-K, as of June 30, 2021, we had total contractual obligations of $203.9 million, including $143.6 million related to our operating lease commitments and $50.2 million open purchase orders. Except for operating lease payments totaling $16.7 million made to our landlords, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in 2021 Annual Report on Form 10-K.

Other Arrangements

We do not utilize or employ any other arrangements in operating our business. As such, we do not maintain any (i) retained or contingent interests, (ii) derivative instruments or (iii) variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations. We may, from time to time in the ordinary course of business, provide guarantees on behalf of selected affiliated entities or become contractually obligated to perform in accordance with the terms and conditions of certain business agreements. The nature and extent of these guarantees and obligations may vary based on our underlying relationship with the benefiting party and the business purpose for which the guarantee or obligation is being provided.

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2021 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first six months of fiscal 2022 from those disclosed in our 2021 Annual Report on Form 10-K.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2022 from those disclosed in our 2021 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt. Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. While we had no fixed or variable rate borrowings outstanding at December 31, 2021, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in LIBOR. Based on our current and expected levels of exposed liabilities, we estimate that a hypothetical 100 basis point change (up or down) in interest rates based on one-month LIBOR would not have a material impact on our results of operations and financial condition.

LIBOR Transition. Borrowings under our revolving line of credit have an interest rate tied to LIBOR. Beginning as of December 31, 2021, banks have stopped reporting information used to set LIBOR as their reporting obligations ceased. The cessation of certain LIBOR tenures as of December 31, 2021 and future cessation of other tenures, including the one-month LIBOR, will effectively end the usefulness of LIBOR and end its publication. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement which provides for interest rate calculations based on the use of SOFR. The replacement of LIBOR with SOFR may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

Foreign Currency Exchange Risk

Foreign currency exchange risk is primarily limited to our operation of Company-operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, foreign exchange gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies relative to the U.S. dollar may affect the profitability of our vendors, but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in our industry. The financial statements of our foreign locations are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive (loss) income as a component of shareholders’ equity. Foreign exchange gains or losses resulting from market changes in the value of foreign currencies did not have a material impact during the three and six month ended December 31, 2021.

A hypothetical 10% weaker United States dollar against all foreign currencies at December 31, 2021 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

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

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe any inflationary impact on our product and operating costs would be primarily offset by our ability to increase selling prices, create operational efficiencies and seek lower cost alternatives.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our principal executive officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer and our principal financial officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first six months of fiscal 2022 to the matters discussed in Part I, Item 3 – Legal Proceedings in our 2021 Annual Report on Form 10-K.

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

The risk factors set forth below update, and should be read in conjunction with, the risk factors and information disclosed in our 2021 Annual Report on Form 10-K. Except as presented below, there have been no material changes from the risk factors associated with our business as previously disclosed in our 2021 Annual Report on Form 10-K.

A shortage of qualified labor could have a material adverse effect on our business and results of operations.

In our current operating environment, due in part to COVID-19 and general macroeconomic factors, we continue to experience a shortage of qualified full-time labor in certain geographies, particularly with United States manufacturing plant production workers and at our distribution facilities. Outside suppliers that we rely on have also experienced shortages of qualified labor. The future success of our operations depends on our ability, and the ability of third parties on which we rely, to identify, recruit, develop and retain qualified and talented individuals in order to supply and deliver our products. A prolonged shortage of qualified labor could decrease our ability to effectively produce and meet customer demand and efficiently operate our manufacturing and distribution facilities, which would negatively impact our business and have a material adverse effect on our results of operations. A shortage would also likely result in increased costs from higher overtime, additional temporary help and higher wage rates from actions to attract and retain employees, as well as higher costs to purchase raw materials or services from such third parties, all of which would negatively impact our results of operations.

Government-imposed COVID-19 vaccine mandates could lead to labor disruptions, which could have a material adverse effect on our business and results of operations.

On September 9, 2021, President Biden issued an executive order obligating parties that contract with the United States federal government to require their employees to be fully vaccinated against COVID-19, with limited exceptions for certain accommodations including medical disabilities or sincerely held religious beliefs. Additionally, the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard (“ETS”) requiring most private employers with 100 or more workers to mandate COVID-19 vaccination or produce a weekly test for all employees. Due to our United States government General Services Administration (GSA) contract, we are classified as a government contractor. We are also a company with more than 100 employees, thus under the guidance of the ETS. Further, additional vaccine and testing mandates may be announced in jurisdictions in which we operate our business, and there could be potential conflict with actions by certain states that are in conflict with the federal mandate.

Given current information and uncertainty surrounding if the mandates are legal and when they become effective, it is not possible to predict with certainty the impacts the mandates would have on us. These mandates may result in increased costs, labor disruptions or employee attrition, which could be material as a substantial number of our employees are based in areas of the United States where vaccination rates are below the national average. If we lose employees, it will be difficult in the current competitive labor market to find qualified replacement employees, and this could have an adverse effect on future revenues and costs, which could be material. Accordingly, the mandates, if implemented, could have a material adverse effect on our business and results of operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities

Our Board has authorized management, at its discretion, to make repurchases of its common stock in the open market and through privately negotiated transactions, subject to market conditions, pursuant to our previously announced repurchase program. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined by our officers at their discretion, and as allowed by securities laws, covenants under existing bank agreements and other legal and contractual requirements, and will be based on a number of factors, including an evaluation of general market and economic conditions and the trading price of the common stock. The share repurchase program may be suspended or discontinued at any time without prior notice.

We did not repurchase any shares of our outstanding common stock during the second quarter of fiscal 2022 under the existing share repurchase program. At December 31, 2021, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-11692	3(a)	11/18/2016	-	-
3.2	Amended and Restated By-Laws of the Company	8-K	001-11692	3(d)	11/18/2016	-	-
10.1	Third Amended and Restated Credit Agreement among Ethan Allen Interiors, Inc. and most of its domestic subsidiaries, and J.P. Morgan Chase Bank, N.A. as Administrative Agent and Syndication Agent, and Capital One, National Association as Documentation Agent dated as of January 26, 2022	-	-	-	-	X	-
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC. (Registrant)

Date: January 27, 2022	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: January 27, 2022	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)