Form 10-Q
period 2022-03-31
ETHAN ALLEN INTERIORS INC
filed 2022-04-28
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 21, 2022, was 25,321,792.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q THIRD QUARTER OF FISCAL 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2022	June 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,045	$104,596
Investments	9,525	-
Accounts receivable, net	11,549	9,026
Inventories, net	182,689	143,978
Prepaid expenses and other current assets	42,041	37,679
Total current assets	340,849	295,279

Property, plant and equipment, net	223,067	231,446
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	102,477	108,730
Deferred income taxes	566	1,078
Other assets	2,816	1,584
Total ASSETS	$714,903	$683,245

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,696	$37,786
Customer deposits and deferred revenue	136,425	130,635
Accrued compensation and benefits	19,974	23,866
Current operating lease liabilities	26,269	27,395
Other current liabilities	5,073	4,220
Total current liabilities	230,437	223,902
Operating lease liabilities, long-term	91,157	97,911
Deferred income taxes	6,223	5,028
Other long-term liabilities	3,147	4,986
Total LIABILITIES	$330,964	$331,827

Commitments and contingencies (see Note 17)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,359 and 49,240 shares issued; 25,322 and 25,237 shares outstanding at March 31, 2022 and June 30, 2021, respectively	494	492
Additional paid-in capital	384,406	382,527
Treasury stock, at cost: 24,037 and 24,003 shares at March 31, 2022 and June 30, 2021, respectively	(681,834)	(680,991)
Retained earnings	686,993	655,346
Accumulated other comprehensive loss	(6,083)	(5,931)
Total Ethan Allen Interiors Inc. shareholders' equity	383,976	351,443
Noncontrolling interests	(37)	(25)
Total shareholders' equity	383,939	351,418
Total LIABILITIES AND SHAREHOLDERS' EQUITY	$714,903	$683,245

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales	$197,659	$176,962	$588,079	$506,846
Cost of sales	78,199	75,553	237,158	218,335
Gross profit	119,460	101,409	350,921	288,511

Selling, general and administrative expenses	88,270	81,829	259,457	233,649
Restructuring and other impairment charges, net of gains	(1,463)	593	(4,841)	1,639
Operating income	32,653	18,987	96,305	53,223
Other expenses
Interest and other financing costs	51	51	147	433
Other income (expense), net	(10)	57	(8)	(378)
Income before income taxes	32,592	18,993	96,150	52,412
Income tax expense	7,878	3,385	24,389	10,568
Net income	$24,714	$15,608	$71,761	$41,844

Per share data
Basic earnings per common share:
Net income per basic share	$0.97	$0.62	$2.83	$1.66
Basic weighted average common shares	25,434	25,303	25,402	25,240
Diluted earnings per common share:
Net income per diluted share	$0.97	$0.61	$2.81	$1.65
Diluted weighted average common shares	25,549	25,400	25,504	25,305

Comprehensive income
Net income	$24,714	$15,608	$71,761	$41,844
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	496	(576)	(146)	1,970
Other	(11)	(9)	(18)	(23)
Other comprehensive income (loss), net of tax	485	(585)	(164)	1,947
Comprehensive income	$25,199	$15,023	$71,597	$43,791

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$71,761	$41,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,040	12,359
Share-based compensation expense	783	999
Non-cash operating lease cost	22,505	22,571
Deferred income taxes	1,709	(624)
Restructuring and other impairment charges, net of gains	(4,841)	2,028
Restructuring payments	(1,144)	(1,180)
Loss on disposal of property, plant and equipment	25	15
Other	23	(88)
Change in operating assets and liabilities
Accounts receivable, net	(2,523)	(3,481)
Inventories, net	(38,711)	(9,974)
Prepaid expenses and other current assets	(3,551)	(10,872)
Customer deposits and deferred revenue	5,790	51,219
Accounts payable and accrued expenses	5,330	12,387
Accrued compensation and benefits	(3,690)	7,535
Operating lease liabilities	(25,027)	(25,923)
Other assets and liabilities	(478)	3,305
Net cash provided by operating activities	40,001	102,120

Cash Flows from Investing Activities
Proceeds from sales of property, plant and equipment	10,613	4,913
Capital expenditures	(9,031)	(10,342)
Purchases of investments	(18,521)	-
Proceeds from sales of investments	9,000	-
Net cash used in investing activities	(7,939)	(5,429)

Cash Flows from Financing Activities
Payments on borrowings	-	(50,000)
Dividend payments	(40,114)	(11,612)
Proceeds from employee stock plans	1,096	1,740
Taxes paid related to net share settlement of equity awards	(843)	(76)
Payments for debt issuance costs	(505)	-
Payments on financing leases	(389)	(455)
Net cash used in financing activities	(40,755)	(60,403)

Effect of exchange rate changes on cash and cash equivalents	43	392

Net (decrease) increase in cash, cash equivalents and restricted cash	(8,650)	36,680
Cash, cash equivalents and restricted cash at beginning of period	104,596	72,276
Cash, cash equivalents and restricted cash at end of period	$95,946	$108,956

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2021	49,240	$492	$382,527	24,003	$(680,991)	$(5,931)	$655,346	$(25)	$351,418
Net income	-	-	-	-	-	-	20,153	-	20,153
Share-based compensation expense	-	-	277	-	-	-	-	-	277
Restricted stock vesting	55	1	-	32	(779)	-	-	-	(778)
Cash dividends declared	-	-	-	-	-	-	(25,372)	-	(25,372)
Other comprehensive income (loss)	-	-	-	-	-	(653)	-	1	(652)

Balance at September 30, 2021	49,295	$493	$382,804	24,035	$(681,770)	$(6,584)	$650,127	$(24)	$345,046
Net income	-	-	-	-	-	-	26,894	-	26,894
Common stock issued on share-based awards	41	-	813	-	-	-	-	-	813
Share-based compensation expense	-	-	349	-	-	-	-	-	349
Cash dividends declared	-	-	-	-	-	-	(7,368)	-	(7,368)
Other comprehensive income (loss)	-	-	-	-	-	11	-	(8)	3

Balance at December 31, 2021	49,336	$493	$383,966	24,035	$(681,770)	$(6,573)	$669,653	$(32)	$365,737
Net income	-	-	-	-	-	-	24,714	-	24,714
Common stock issued on share-based awards	13	1	283	-	-	-	-	-	284
Share-based compensation expense	-	-	157	-	-	-	-	-	157
Cash dividends declared	-	-	-	-	-	-	(7,374)	-	(7,374)
Restricted stock vesting	10	-	-	2	(64)	-	-	-	(64)
Other comprehensive income (loss)	-	-	-	-	-	490	-	(5)	485
Balance at March 31, 2022	49,359	$494	$384,406	24,037	$(681,834)	$(6,083)	$686,993	$(37)	$383,939

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2020	49,053	$491	$378,300	24,000	$(680,916)	$(8,441)	$638,631	$(1)	$328,064
Net income	-	-	-	-	-	-	9,353	-	9,353
Share-based compensation expense	-	-	254	-	-	-	-	-	254
Cash dividends declared	-	-	-	-	-	-	(5,287)	-	(5,287)
Other comprehensive income (loss)	-	-	-	-	-	556	-	(9)	547

Balance at September 30, 2020	49,053	$491	$378,554	24,000	$(680,916)	$(7,885)	$642,697	$(10)	$332,931
Net income	-	-	-	-	-	-	16,883	-	16,883
Common stock issued on share-based awards	120	1	1,632	-	-	-	-	-	1,633
Share-based compensation expense	-	-	457	-	-	-	-	-	457
Cash dividends declared	-	-	-	-	-	-	(6,325)	-	(6,325)
Other comprehensive income (loss)	-	-	-	-	-	1,990	-	(5)	1,985

Balance at December 31, 2020	49,173	$492	$380,643	24,000	$(680,916)	$(5,895)	$653,255	$(15)	$347,564
Net income	-	-	-	-	-	-	15,608	-	15,608
Common stock issued on share-based awards	-	-	107	-	-	-	-	-	107
Share-based compensation expense	-	-	288	-	-	-	-	-	288
Cash dividends declared	-	-	-	-	-	-	(6,328)	-	(6,328)
Restricted stock vesting	-	-	-	3	(76)	-	-	-	(76)
Other comprehensive income (loss)	-	-	-	-	-	(576)	-	(9)	(585)
Balance at March 31, 2021	49,173	$492	$381,038	24,003	$(680,992)	$(6,471)	$662,535	$(24)	$356,578

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of  March 31, 2022, the Company operates 141 retail design centers with 137 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities in the United States, Mexico and Honduras, including one sawmill, one rough mill and a lumberyard. Approximately 75% of our products are manufactured or assembled in these North American facilities. We also contract with various suppliers located in Europe, Asia, and various other countries that produce products that support our business.

Impact of the COVID-19 Pandemic Upon our Financial Condition and Results of Operations

The global coronavirus (“COVID-19”) pandemic continues to disrupt several segments of the economy and has caused, and continues to cause, impact to our business. Our design centers are open and demand for our products continues to be strong as customers allocate greater amounts of discretionary spending to home furnishings than at the start of the COVID-19 pandemic. Since our manufacturing facilities re-opened in May 2020, we have ramped up and increased production capacity by adding headcount as well as second shifts and weekend production shifts to our North American plants. We continue to experience strong written orders taken at both the retail and wholesale segments, and as a result, our current order backlog increased during the third quarter of fiscal 2022 and is approximately 25% higher compared with a year ago.

While we continue to increase production, we continue to experience ongoing logistical challenges that we, as well as the entire home furnishings industry, have faced resulting from COVID-19 related supply chain disruptions creating delays in order fulfillment. Our focus on inventory and supply chain management is critical as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory shortage and obsolescence. In addition, ocean freight capacity issues continue to persist worldwide due to the ongoing COVID-19 pandemic, which has resulted in price increases per shipping container.

The COVID-19 pandemic also continues to expose us to greater market risk as a result of increases in the cost of raw materials that we use in our manufacturing processes, principally plywood, fabric and foam products. These raw materials have been, and continue to be, subject to rising inflationary pressures that are partially attributable to the COVID-19 pandemic and which have led to increased production costs. As commodity prices (notably, fuel costs) have continued to rise during the third quarter of fiscal 2022, we will continue to evaluate whether further price increases to our customers to offset these costs are warranted.

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

Principles of Consolidation

Ethan Allen conducts business globally and has strategically aligned its business into two reportable segments: wholesale and retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Our consolidated financial statements also include the accounts of an entity in which we are a majority shareholder with the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity are immaterial and included in the Consolidated Statements of Comprehensive Income within Other income (expense), net. All intercompany activity and balances have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of results that  may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “2021 Annual Report on Form 10-K”).

Use of Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, goodwill and indefinite-lived intangible asset impairment analyses, useful lives for property, plant and equipment, inventory obsolescence, business insurance reserves, tax valuation allowances and the evaluation of uncertain tax positions.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents as presented on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheet. As of March 31, 2022, we held $0.9 million of restricted cash related to our Ethan Allen insurance captive. We did not hold any restricted cash as of June 30, 2021.

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

Derivatives and Hedging. In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 801): Fair Value Hedging – Portfolio Layer Method, which expands the current single-layer hedging model to allow multiple-layer hedges of a single closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments under the method. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2024. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective as of March 31, 2022 have had or are expected to have a material impact on our consolidated financial statements.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At March 31, 2022 and June 30, 2021, these amounts were immaterial.

Allowance for Doubtful Accounts. Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. On a monthly basis, we review all significant accounts as to their past due balances, as well as collectability of the outstanding trade accounts receivable for possible write-off. It is our policy to write-off the accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from retailers that are significantly past due, and we ship product only when our ability to collect payment from our customer for the new order is probable. At March 31, 2022 and June 30, 2021, the allowance for doubtful accounts was immaterial.

Commissions. We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At March 31, 2022, we had prepaid commissions of $24.2 million, which we expect to recognize in the next two fiscal quarters as Selling, general and administrative expenses within our consolidated statements of comprehensive income.

Customer Deposits. In most cases we receive deposits from customers before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheets. At June 30, 2021, we had customer deposits of $130.6 million, of which we recognized $9.8 million and $122.8 million as net sales upon delivery to the customer during the three and nine months ended March 31, 2022. Customer deposits totaled $136.4 million at March 31, 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table disaggregates our net sales by product category by segment for the three months ended March 31, 2022 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$64,993	$83,819	$(46,854)	$101,958
Case goods(3)	35,919	42,625	(22,632)	55,912
Accents(4)	22,451	32,535	(20,616)	34,370
Other(5)	(2,329)	7,748	-	5,419
Total	$121,034	$166,727	$(90,102)	$197,659

The following table disaggregates our net sales by product category by segment for the three months ended March 31, 2021 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$57,448	$71,297	$(36,850)	$91,895
Case goods(3)	33,054	38,225	(20,231)	51,048
Accents(4)	19,022	28,883	(15,173)	32,732
Other(5)	(1,704)	2,991	-	1,287
Total	$107,820	$141,396	$(72,254)	$176,962

The following table disaggregates our net sales by product category by segment for the nine months ended March 31, 2022 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$187,424	$251,308	$(135,003)	$303,729
Case goods(3)	104,520	130,956	(70,097)	165,379
Accents(4)	59,944	97,769	(54,520)	103,193
Other(5)	(5,485)	21,263	-	15,778
Total	$346,403	$501,296	$(259,620)	$588,079

The following table disaggregates our net sales by product category by segment for the nine months ended March 31, 2021 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$163,756	$203,069	$(104,118)	$262,707
Case goods(3)	92,777	109,886	(57,163)	145,500
Accents(4)	55,021	82,638	(42,872)	94,787
Other(5)	(4,850)	8,702	-	3,852
Total	$306,704	$404,295	$(204,153)	$506,846

(1)	The “Eliminations” column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Fair Value Hierarchy. The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels. We have categorized our cash equivalents and investments within the fair value hierarchy as follows:

Level 1 – applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. These Level 1 assets include our corporate money market funds that are classified as cash equivalents. We have categorized our cash equivalents as Level 1 assets as there are quoted prices in active markets for identical assets or liabilities.

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At March 31, 2022, we have categorized our investments as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities as of March 31, 2022 or June 30, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and June 30, 2021. We did not have any transfers between levels of fair value measurements during the periods presented.

	Fair Value Measurements at March 31, 2022
Assets	Level 1	Level 2	Level 3	Balance
Corporate money market funds(1)	$32,152	$-	$-	$32,152
Investments(2)	-	9,525	-	9,525
Total	$32,152	$9,525	$-	$41,677

	Fair Value Measurements at June 30, 2021
Assets	Level 1	Level 2	Level 3	Balance
Corporate money market funds(1)	$70,247	$-	$-	$70,247
Investments(2)	-	-	-	-
Total	$70,247	$-	$-	$70,247

(1)

We invest excess cash in money market accounts and short-term investments. Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value. Our corporate money market funds are classified as Level 1 assets and are included in Cash and cash equivalents within the consolidated balance sheets.

(2)

Our investments consist of municipal bonds, commercial paper and certificates of deposit with maturities of one year or less. The fair value of our underlying investments is based on observable inputs. Our investments are classified as Level 2 and are included in Investments (short-term) within the consolidated balance sheets. All unrealized gains and losses were included in Accumulated Other Comprehensive Income (Loss) within the consolidated balance sheets. There were no material gross unrealized gains or losses on the investments at March 31, 2022. We did not hold any investments as of June 30, 2021.

As of March 31, 2022 and June 30, 2021, we did not have any outstanding bank borrowings, which we historically have categorized as a Level 2 liability. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2022.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings as of March 31, 2022 and June 30, 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

The Company's lease terms and discount rates are as follows:

	March 31,
	2022	2021
Weighted average remaining lease term (in years)
Operating leases	5.9	6.3
Financing leases	1.9	2.9
Weighted average discount rate
Operating leases	4.1%	4.2%
Financing leases	2.2%	2.3%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended March 31,		Nine months ended March 31,
	Statement of Comprehensive Income Location	2022	2021	2022	2021
Operating lease cost(1)	Selling, general and administrative (“SG&A”) expenses	$7,557	$7,618	$22,505	$22,571
Financing lease cost
Depreciation of property	SG&A expenses	119	247	371	542
Interest on lease liabilities	Interest and other financing costs	5	9	18	16
Short-term lease cost(2)	SG&A expenses	361	180	978	667
Variable lease cost(3)	SG&A expenses	2,417	2,362	7,101	6,975
Less: Sublease income	SG&A expenses	(292)	(411)	(1,091)	(1,303)
Total lease expense		$10,167	$10,005	$29,882	$29,468

(1)	Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of March 31, 2022 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2022 (remaining three months)	$8,460	$123
2023	28,780	490
2024	23,678	320
2025	19,912	8
2026	16,189	-
Thereafter	36,572	-
Total undiscounted future minimum lease payments	133,591	941
Less: imputed interest	(16,165)	(19)
Total present value of lease obligations(1)	$117,426	$922

(1)	Excludes future commitments under short-term operating lease agreements of $0.4 million as of March 31, 2022.

As of  March 31, 2022, we did not have any operating leases which have not yet commenced. However, we have one financing lease which has not yet commenced and is therefore neither included in the tables above nor in the lease right-of-use assets and liabilities. The financing lease is for a period of five years and has aggregate undiscounted future lease payments of $0.4 million. This lease will commence when we obtain possession of the underlying leased asset, which is expected to occur in the fourth quarter of fiscal 2022.

Other supplemental information for our leases is as follows (in thousands):

	Nine months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25,027	$25,923
Operating cash flows from financing leases	$389	$455
Operating lease assets obtained in exchange for operating lease liabilities	$13,508	$23,672

There were no non-cash financing lease obligations obtained in exchange for new financing lease assets during the nine months ended March 31, 2022. Financing lease obligations exchanged for new financing lease assets totaled $1.3 million during the same prior year period.

(7)	Inventories

Inventories are summarized as follows (in thousands):

	March 31,	June 30,
	2022	2021
Finished goods	$137,338	$106,924
Work in process	15,835	11,612
Raw materials	31,362	28,235
Inventory reserves	(1,846)	(2,793)
Inventories, net	$182,689	$143,978

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(8)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	March 31,	June 30,
	2022	2021
Land and improvements	$78,466	$79,478
Building and improvements	355,406	358,469
Machinery and equipment	124,493	127,673
Property, plant and equipment, gross	558,365	565,620
Less: accumulated depreciation and amortization	(335,298)	(334,174)
Property, plant and equipment, net	$223,067	$231,446

(9)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. At March 31, 2022 and June 30, 2021, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which are recorded in our wholesale segment.

Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2021, consistent with the timing of prior years. We concluded it was more likely than not that the fair value was greater than the respective carrying value and no impairment charge was required.

(10)	Income Taxes

We recorded income tax expense of $7.9 million and $24.4 million, respectively, for the three and nine months ended March 31, 2022 compared with $3.4 million and $10.6 million in the prior year comparable periods. Our consolidated effective tax rate was 24.2% and 25.4% for the three and nine months ended March 31, 2022 compared with 17.8% and 20.2% in the prior year periods. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes. The increase in the effective tax rate compared with the prior year was primarily due to a reduction in our valuation allowance on retail state and local deferred tax assets in the prior year.

We recognize interest and penalties related to income tax matters as a component of income tax expense. As of March 31, 2022, we had $2.6 million of unrecognized tax benefits compared with $2.0 million as of June 30, 2021. It is reasonably possible that various issues relating to approximately $0.4 million of the total gross unrecognized tax benefits as of March 31, 2022 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, approximately $0.4 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

(11)	Credit Agreement

On  January 26, 2022, the Company and most of its domestic subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amends and restates the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides the Company with an option to increase the size of the facility up to an additional amount of $60 million. We incurred financing costs of $0.5 million during the third quarter of fiscal 2022, which are being amortized as interest expense over the remaining life of the Credit Agreement using the effective interest method.

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.0 million at March 31, 2022 and $75.7 million at June 30, 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the NYRFB rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility as of March 31, 2022, June 30, 2021 or at any time during fiscal 2022. Interest expense for the nine months ended March 31, 2022 and 2021, was $0.1 million and $0.4 million, respectively.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At both March 31, 2022 and June 30, 2021, we were in compliance with all the covenants under the Facility.

Letters of Credit. At March 31, 2022 and June 30, 2021, there was $4.0 million and $5.0 million, respectively, of standby letters of credit outstanding under the Facility.

(12)	Restructuring and Other Impairment Activities

Restructuring and other impairment charges, net of gains, were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Gain on sales of property, plant and equipment(1)	$(1,518)	$(1,443)	$(5,431)	$(1,170)
Lease exit costs(2)	-	1,406	-	1,406
Severance and other charges(3)	55	630	590	780
Impairment of long-lived assets (4)	-	-	-	623
Total Restructuring and other impairment charges, net of gains	(1,463)	593	(4,841)	1,639
Inventory reserves and write-downs(5)	-	-	-	389
Total	$(1,463)	$593	$(4,841)	$2,028

(1)

In March 2022, we sold a previously closed property to an independent third party for $2.6 million, which resulted in a pre-tax gain of $1.5 million. During the second quarter of fiscal 2022 we also completed the sale of our Atoka, Oklahoma distribution center for $2.8 million, less closing costs, and recognized a pre-tax gain of $2.0 million. In addition, in December 2021, we completed the sale of a property for $5.6 million, which resulted in a pre-tax gain of $1.9 million. During the prior year period, we completed the sale of two previously closed properties to independent third parties. As a result of these sales, the Company recognized a pre-tax gain of $1.2 million. All of these transactions were recorded within the line item Restructuring and other impairment charges, net of gains in the consolidated statements of comprehensive income.

(2)

We recorded restructuring charges of $1.4 million during fiscal 2021 which related to lease exit costs within the retail segment as a result of an early termination of a lease and the closing and subsequent exit of a retail design center.

(3)

We recorded charges of $0.1 million and $0.6 million during the three and nine months ended March 31, 2022, respectively. These charges primarily related to severance for terminated employees, including those at our previously sold Atoka, Oklahoma distribution center. In recent years, we have executed on many key initiatives to further optimize our manufacturing and logistics, including the closing and sale of our Atoka, Oklahoma distribution center and the consolidation of its workflow into our Old Fort, North Carolina distribution facility. These charges were recorded in the consolidated statement of comprehensive income within the line item Restructuring and other impairment charges, net of gains.

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

(5)

We recorded a non-cash charge of $0.4 million during fiscal 2021 to increase our inventory obsolescence reserve for certain slow moving and discontinued finished goods inventory items based on actual demand and the most current forecasted market conditions at that time. The non-cash inventory charge was recorded in the consolidated statement of comprehensive income within the line item Cost of Sales.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restructuring payments made by the Company during the first nine months of fiscal 2022 were $1.1 million, which were primarily for severance, lease exit costs (ongoing monthly rent in exited space) and closing costs related to our Atoka, Oklahoma distribution center. As of March 31, 2022, remaining restructuring liabilities totaled $0.5 million and are primarily reported as a current liability in Accrued Compensation and Benefits and Accounts Payable and Accrued Expenses on our consolidated balance sheets.

(13)	Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated using the following weighted average share data (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
Weighted average shares outstanding for basic calculation	25,434	25,303	25,402	25,240
Dilutive effect of stock options and other share-based awards	115	97	102	65
Weighted average shares outstanding adjusted for dilution calculation	25,549	25,400	25,504	25,305

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of March 31, 2022 and 2021, total share-based awards of 47,211 and 161,902, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of March 31, 2022 and 2021, the number of performance units excluded from the calculation of diluted EPS were 169,000 and 316,445, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

(14)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains or losses on investments. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Our investments consist of municipal bonds, commercial paper and certificates of deposit with maturities of one year or less. All unrealized gains and losses are included in Accumulated Other Comprehensive Income (Loss) within the consolidated balance sheets.

The components of accumulated other comprehensive (loss) are as follows (in thousands):

	March 31, 2022	June 30, 2021
Accumulated foreign currency translation adjustments	$(6,077)	$(5,931)
Accumulated unrealized gains (losses) on investments	(6)	-
	$(6,083)	$(5,931)

The following table sets forth the activity in accumulated other comprehensive (loss) (in thousands).

	2022	2021
Beginning balance at July 1	$(5,931)	$(8,441)
Other comprehensive income (loss), net of tax	(164)	1,947
Less AOCI attributable to noncontrolling interests	12	23
Ending balance at March 31	$(6,083)	$(6,471)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(15)	Share-Based Compensation

We recognized total share-based compensation expense of $0.8 million and $1.0 million during the nine months ended March 31, 2022 and 2021, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. As of March 31, 2022, $2.4 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.4 years. There was no share-based compensation capitalized for the nine months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, there were 1,411,012 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock, and stock units.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the nine months ended March 31, 2022 and 2021.

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

As of March 31, 2022, $0.1 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 1.9 years. A total of 111,706 stock options were outstanding as of March 31, 2022, at a weighted average exercise price of $23.77 and a weighted average grant date fair value of $8.25.

Restricted Stock Unit Activity

During the first nine months of fiscal 2022, we granted 51,100 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $20.71. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in four equal annual installments on the anniversary of the date of grant. In the first nine months of the prior fiscal year, we granted 38,000 RSUs with a weighted average grant date fair value of $9.58. The fiscal 2021 RSUs vest in two equal annual installments on the first and second anniversary date of the grant.

During the first nine months of fiscal 2022, 29,000 RSUs vested leaving 77,350 RSUs outstanding as of March 31, 2022, at a weighted average grant date fair value of $16.12.

As of March 31, 2022, $1.0 million of total unrecognized compensation expense related to non-vested restricted stock units is expected to be recognized over a weighted average remaining period of 3.0 years.

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

During the first nine months of fiscal 2022 we granted 90,367 PSUs with a weighted average grant date fair value of $17.15 compared with 117,338 RSUs at a weighted average grant date fair value of $8.76 in the prior year. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model.

During the first nine months of fiscal 2022, 35,124 PSUs, that were previously granted in July 2018, vested. As of March 31, 2022, a total of 369,750 PSUs were outstanding at a weighted average grant date fair value of $16.90.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Unrecognized compensation expense as of March 31, 2022, related to PSUs, was $1.4 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 2.0 years.

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

As of March 31, 2022, the Company operated 141 design centers (our retail segment) and our independent retailers operated 160 design centers. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. Our retail segment net sales accounted for 85.2% of our consolidated net sales during the first nine months of fiscal 2022 compared with 79.8% a year prior. Our wholesale segment net sales accounted for the remaining 14.8%.

Segment information is provided below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales
Wholesale segment	$121,034	$107,820	$346,403	$306,704
Less: intersegment sales	(90,102)	(72,254)	(259,620)	(204,153)
Wholesale sales to external customers	30,932	35,566	86,783	102,551
Retail segment	166,727	141,396	501,296	404,295
Consolidated total	$197,659	$176,962	$588,079	$506,846

Income before income taxes
Wholesale segment	$16,536	$14,508	$39,099	$40,366
Retail segment	19,330	4,962	56,310	16,854
Elimination of intercompany profit (a)	(3,213)	(483)	896	(3,997)
Operating income	32,653	18,987	96,305	53,223
Interest and other financing costs	51	51	147	433
Other income (expense), net	(10)	57	(8)	(378)
Consolidated total	$32,592	$18,993	$96,150	$52,412

Depreciation and amortization
Wholesale segment	$1,599	$1,744	$4,827	$5,091
Retail segment	2,254	2,470	7,213	7,268
Consolidated total	$3,853	$4,214	$12,040	$12,359

Capital expenditures
Wholesale segment	$3,504	$1,491	$5,916	$4,615
Retail segment	1,797	2,973	3,115	5,727
Consolidated total	$5,301	$4,464	$9,031	$10,342

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(in thousands)	March 31,	June 30,
Total Assets	2022	2021
Wholesale segment	$324,104	$298,332
Retail segment	417,120	412,066
Inventory profit elimination (a)	(26,321)	(27,153)
Consolidated total	$714,903	$683,245

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(17)	Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (specifically when the goods or services are received).

Material Cash Requirements from Contractual Obligations. As disclosed in our 2021 Annual Report on Form 10-K, as of June 30, 2021, we had total contractual obligations of $203.9 million, including $143.6 million related to our operating lease commitments and $50.2 million open purchase orders. Except for operating lease payments made to our landlords totaling $25.0 million for the first nine months of fiscal 2022, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in 2021 Annual Report on Form 10-K.

Legal Matters. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at March 31, 2022, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

The MD&A is presented in the following sections:

-	Cautionary Note Regarding Forward-Looking Statements
-	Executive Overview
-	COVID-19 Update
-	Ukraine/Russia Conflict
-	Key Operating Metrics
-	Results of Operations
-	Reconciliation of Non-GAAP Financial Measures
-	Liquidity
-	Capital Resources, including Material Cash Requirements
-	Other Arrangements
-	Significant Accounting Policies
-	Critical Accounting Estimates
-	Recent Accounting Pronouncements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the MD&A, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, forward-looking statements represent management’s beliefs and assumptions concerning current expectations, projections or trends relating to results of operations, financial results, financial condition, strategic objectives and plans, expenses, dividends, share repurchases, liquidity, use of cash and cash requirements, investments, future economic performance, business and industry and the effect of the COVID-19 pandemic on the business operations and financial results. Such forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “continue,” “may,” “will,” “short-term,” “target,” “outlook,” “forecast,” “future,” “strategy,” “opportunity,” “would,” “guidance,” “non-recurring,” “one-time,” “unusual,” “should,” “likely,” “COVID-19 impact,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. We derive many of our forward-looking statements from operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for the Company to anticipate all factors that could affect actual results and matters that are identified as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods.

Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to the following: the global COVID-19 pandemic has, and could continue to have, a materially adverse effect on the Company’s business and its results of operations; a resurgence of COVID-19 and resulting containment measures could negatively impact our ability to fulfill existing order backlog or cause changes in consumer demand; a resurgence of COVID-19 could lead to temporary closures, including our distribution centers; the Company may require additional funding from external sources, which may not be available at the levels required, or may cost more than expected; declines in certain economic conditions, which impact consumer confidence and spending; financial or operational difficulties due to competition in the residential home furnishings industry; a significant shift in consumer preference toward purchasing products online; an overall decline in the health of the economy and consumer spending may reduce consumer purchases of discretionary items; inability to maintain and enhance the Ethan Allen brand; failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner; inability to maintain current design center locations at current costs; failure to select and secure appropriate retail locations; disruptions in the supply chain and supply chain management; fluctuations in the price, availability and quality of raw materials resulting in increased costs and production delays, and which could result in a decline in sales; competition from overseas manufacturers and domestic retailers; the number of manufacturing and distribution sites may increase exposure to business disruptions and could result in higher transportation costs; current and former manufacturing and retail operations and products are subject to increasingly stringent environmental, health and safety requirements; product recalls or product safety concerns; extensive reliance on information technology systems to process transactions, summarize results, and manage the business and that of certain independent retailers; disruptions in both primary and back-up systems; successful cyber-attacks and the ability to maintain adequate cyber-security systems and procedures; loss, corruption and misappropriation of data and information relating to customers; global and local economic uncertainty may materially adversely affect manufacturing operations or sources of merchandise and international operations; changes in United States trade and tax policies; the phasing out of LIBOR and the impact on interest rates used in future borrowings; reliance on certain key personnel, loss of key personnel or inability to hire additional qualified personnel; potential future asset impairment charges resulting from changes to estimates or projections used to assess assets’ fair value, financial results that are lower than current estimates or determinations to close underperforming locations; access to consumer credit could be interrupted as a result of external conditions; failure to protect the Company’s intellectual property; hazards and risks which may not be fully covered by insurance; significant labor competition, wage pressure, and at times, a shortage of qualified talent; labor disruptions resulting from COVID-19 vaccination mandates; and other factors disclosed in Part I, Item 1A. Risk Factors, in our 2021 Annual Report on Form 10-K, and elsewhere here in this Quarterly Report on Form 10-Q.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Executive Overview

Who We Are. Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality and personalized service. As we celebrate 90 years of innovation, we continue to be known for the quality and craftsmanship of our furniture as well as for the exceptional personal service from design to delivery, and for our commitment to social responsibility and sustainable operations. We provide complimentary interior design service to our clients and sell a full range of home furnishing products through a retail network of design centers located throughout the United States and abroad as well as online at ethanallen.com. Our employees are dedicated to helping each customer create a place that they will love to come home to everyday. We approach each situation with an entrepreneurial attitude, staying focused on long-term growth, and treating our associates, vendors, and customers with dignity and justice, which we believe is critical to remaining both profitable and relevant amidst the constant changes taking place in the world. Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of March 31, 2022, the Company operates 141 retail design centers, with 137 located in the United States and four in Canada. Our 160 independently-operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one lumberyard in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are manufactured in our North American manufacturing plants and we also partner with various suppliers located in Europe, Asia, and other countries to produce products that support our business. During the first three quarters of fiscal 2022, we reaffirmed our commitment to maintain and grow our North American workshops, where our customization capabilities help create relevant and quality products and have proven to provide us with a strategic and a branding advantage.

Business Model. Ethan Allen has a distinct vision of American style that we believe differentiates us from our competitors. Our business model is continued focus on (i) capitalizing on the professional service offered to our customers by our interior design professionals in our retail design centers, (ii) investing in new technologies across key aspects of our vertically integrated business, (iii) utilizing ethanallen.com as a key marketing tool to drive traffic to our design centers, (iv) communicating our messages with strong advertising and marketing campaigns, and (v) leveraging the benefits of our vertical integration by maintaining a strong manufacturing capacity in North America.

Our competitive advantages arise from:

●	our North American manufacturing workshops providing customization capabilities and high-quality products of the finest craftsmanship;
●	our complimentary design service offerings through our interior design professionals;
●	the use of technology combined with the personal service of our interior design professionals;
●	our offerings of a wide array of custom made-to-order products across our upholstery, case goods, and accent product categories;
●	our strong retail network, both of independent licensees and Company-operated locations;
●	our maintenance of a logistics network of national distribution centers and retail home delivery centers providing white-glove home delivery service; and
●	our continued ability to leverage our vertically integrated structure.

Fiscal 2022 Third Quarter in Review(1). As we enter our ninth decade as innovative interior designers, manufacturers and retailers, we remain focused on a single enterprise model while maintaining an entrepreneurial attitude. We believe that our vertically integrated business continues to produce positive results and position us for future growth. During the third quarter of fiscal 2022, we introduced several key initiatives, including: enhancing our commitment to good corporate governance practices by adding a new Board member; new product introductions in many areas including upholstery, home office, lighting, outdoor living, decorative accents and a new flooring program; the expansion of our upholstery manufacturing in North Carolina; and the opening of a new concept retail design center in Westport, Connecticut. We were also proud to announce that, for the third consecutive year, our upholstery operation in Mexico was recently named “environmentally and socially responsible” by the Mexican Center for Corporate Philanthropy and the Alliance for Corporate Social Responsibility. These organizations recognize company policies that promote a positive social impact in Mexico and Latin America. We believe that this designation exemplifies our commitment to policies that ensure environmental responsibility as well as dignity and justice for every employee at our Mexican operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our business fundamentals continue to be strong as we reported another quarter of growth in net sales, gross margin, operating margin and diluted EPS. Our wholesale and retail segments each recorded double-digit net sales growth. While our retail segment written orders were down 3.0% compared to a strong third quarter in fiscal 2021, retail orders were up 18.2% from the third quarter of fiscal 2019 (prior to the start of the COVID-19 pandemic). Wholesale segment written orders were down 0.2% to last year, but up 8.4% compared with the third quarter of fiscal 2019. The higher level of product demand that we continue to experience has also led to an increase in our order backlog that has continued throughout the third quarter of fiscal 2022 despite the fact that our manufacturing production levels have returned to pre-COVID-19 pandemic levels. We continue to work through our existing order backlog, but are unable to reasonably predict the timing and size of reductions to our backlog. The positive net sales growth combined with our ability to operate more efficiently through the use of technology and reduced headcount (when compared to pre-COVID-19 pandemic levels) helped us expand consolidated gross margin, operating margin and diluted earnings per share. Delivery lead-times remained higher than historical averages due to ongoing supply chain delays and high backlog and we expect these higher lead-times to continue in the near-term. However, our unique vertical structure, whereby we produce about 75% of what we sell, mostly on a custom made-to-order basis in our own North American manufacturing plants, allows us to maintain strong service levels and minimize customer returns and excess inventory.

We ended the third quarter with a strong balance sheet, including cash and investments of $104.6 million as of March 31, 2022, while expanding our consolidated gross and operating margins through disciplined cost and expense controls. Consolidated net sales increased 11.7% as a result of strong written orders and increased levels of manufacturing production that led to higher deliveries combined with the prior year being negatively impacted by COVID-19 related production delays. The increased production was partially offset by ongoing supply chain disruptions, which negatively impacted imports and raw material availability. As the third quarter progressed, we saw an increase in receipt of product from a higher volume of shipping container receipts. Consolidated gross margin increased 310 basis points to 60.4% primarily due to a change in the sales mix, higher productivity in our wholesale manufacturing, product pricing actions taken, and a favorable product mix partially offset by higher import and raw material costs. Operating margin increased from 10.7% of sales in the third quarter of the prior year period to 16.5% in the current year third quarter. Adjusted operating margin, which excludes restructuring initiatives, asset impairments and other corporate actions in both periods presented, was 15.8% of sales, up from 11.1% of sales in the prior year period, primarily due to higher net sales, strong gross margins and cost containment measures, including lower marketing costs. Diluted EPS grew 59.0% to $0.97. Adjusted diluted EPS was $0.93, an increase of 60.3%. Reflecting the strength of our balance sheet and strong history of returning capital to shareholders, our Board declared a regular quarterly cash dividend of $0.29 per share in January 2022, which was subsequently paid in February 2022, bringing the total amount of dividends paid to $40.1 million for the nine months ended March 31, 2022.

While we were pleased with our third quarter performance, we also recognize there are several external factors, such as record inflation, rising interest rates, supply chain challenges and global unrest, that has created higher levels of uncertainty. We expect to see softening consumer interest in home furnishings and to address this expected trend, we remain focused on investing in digital design and interactive communication technologies, refining and repositioning our product offerings to reach a larger client base, and leveraging our vertically integrated structure. Although we cannot reasonably estimate any future economic instability on a macroeconomic scale, we believe that our current business model, strategy and balance sheet will permit us to take advantage of opportunities that may present themselves whether it be during times of economic expansion, contraction or dislocation. We believe we are well-positioned to continue our growth in net sales while maintaining strong gross and operating profit margins due to our high backlog, strong retail network, the personal service of our interior design professionals combined with technology, our unique vertical integration structure whereby about 75% of our products are made in our North American manufacturing workshops, and a strong national logistics with our retail home delivery centers delivering product with white glove service to our clients’ home.

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

COVID-19 Update

The COVID-19 pandemic continues to evolve with resurgences, disruptions, new virus variants and the continued rollout of vaccines. During the third quarter of fiscal year 2022, we experienced continued COVID-19 related supply chain disruptions, manufacturing disruptions and labor constraints, all of which have led to delays in our production workflow. While demand for our products continues to be strong, these and other disruptions have delayed the process of converting written orders to delivered shipments. In particular, we experienced more prevalent disruptions during the first half of our fiscal 2022 third quarter, notably with respect to shipping and logistics delays, higher COVID-19 related employee absenteeism, and manufacturing disruptions, including raw material supply challenges. These disruptions improved sequentially throughout the latter half of the third quarter of fiscal 2022, and while we continue to assess the impacts to our business and combat any adverse effects, we are unable to predict the full scope of any impacts that the COVID-19 pandemic will have on our financial operations in the near- and long-term.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Supply constraints. We are experiencing record inflationary pressure on our raw materials coupled with supplier volatility as certain suppliers are also experiencing material and labor shortages. We are working to offset these issues through price increases on our products, supplier negotiations, sourcing initiatives, make-versus-buy analyses, product re-engineering and parts standardization. To further increase our control over raw materials, purchased parts, and labor costs while maintaining our high-quality standards, we completed the purchase of property, plant and equipment from Dimension Wood Products, Inc. during the third quarter of fiscal 2022. This has enabled us to maintain our current production levels, e.g., with 75% of our products being manufactured in our North American facilities and 25% being sourced primarily from Southeast Asia and China. The receipt of inventory and raw material imports from these areas has, at times, been slowed, disrupted and often more expensive than in prior years. The inflationary pricing pressure led to gross margin compression within our wholesale segment during the third quarter of fiscal 2022 as our price increases to our customers did not occur as quickly as the inflationary pressure on our input costs.

Shipping disruptions. We continue to be exposed to rising costs in both domestic and oceanic freight. Transportation costs are managed by optimizing logistics and supply chain planning, but the current freight rate levels are elevated such that significant year-over-year increases occurred so far during fiscal 2022 are expected to remain elevated for the remainder of the current fiscal year. Ocean freight capacity issues also continue to persist worldwide due to the COVID-19 pandemic, which has resulted in significant price increases per shipping container. These elevated freight costs negatively impacted our gross and operating margins, especially within our wholesale segment. In addition, extended shipping times due to port congestion and/or container availability, have led to continued high backlog and delays in product delivery to our customers.

Labor constraints. We saw improvements with respect to our ability to identify and hire talent during the third quarter of fiscal 2022. However, we are experiencing significant labor competition and wage inflation in certain geographies, particularly at our distribution facilities located in the United States. In addition, outside suppliers that we rely on have also experienced, and continue to experience, labor constraints. These ongoing internal and external labor challenges have led to higher wage rates from actions to attract new and retain existing employees and increased costs from higher overtime and the need to hire temporary help to meet demand. See Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, for discussion of risks associated with such labor constraints.

Vaccine mandates. Our ability to comply with either a vaccine mandate or proposed weekly testing requirements could be difficult, costly and result in attrition. See Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, for discussion of risks associated with the potential adverse effects on our workforce with respect to compliance with vaccine mandates and testing requirements. As of March 31, 2022, the Company is not required to follow a vaccine mandate or subject to weekly testing requirements.

We frequently monitor and re-evaluate our COVID-19 action plan based on guidance from the Centers for Disease Control and Prevention, other parts of the United States government, regulators and other health and safety organizations. We believe that we have a strong balance sheet with $104.6 million of cash and investments with no bank borrowings outstanding as of March 31, 2022, that will provide sufficient liquidity to continue business operations in the long-term. Although we continue to actively manage the impact of COVID-19 and the prospect of continuing or future outbreaks, we are unable to predict the impact that the COVID-19 pandemic will have on our financial operations in the near- and long-term. We also continue to actively manage our global supply chain and manufacturing operations, which may continue to be adversely impacted with respect to availability and pricing based on uncontrollable factors.

Ukraine/Russia Conflict

We are closely monitoring the current and potential impact of the Russian invasion of Ukraine on our business, our employees, and our customers. We have taken all necessary steps to ensure compliance with all applicable regulatory restrictions on international trade and financial transactions. We have no offices in Russia or Ukraine, but are monitoring the regional and global ramifications of the unfolding events in the area.

In February 2022, the United States and other countries imposed sanctions on Russia. Due to these sanctions imposed on certain regions of Ukraine and on Russia, our supply chain may be impacted by applicable restrictions and the scope of such restrictions is subject to ongoing change. In addition, due to countermeasures imposed by the Russian government, the sourcing of certain products that use Russian wood may be affected. Even though our manufacturing operations do not use any products that are currently on the sanctioned list, we are continually monitoring the evolving sanctions. We are currently evaluating our suppliers to reduce potential exposure and minimize pricing pressure as the unrest continues to put upward pressure on costs and product availability. At this time, we do not anticipate a significant impact to our future results of operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data).

	Three months ended March 31,					Nine months ended March 31,
	2022	% of Sales	% Chg	2021	% of Sales	2022	% of Sales	% of Chg	2021	% of Sales
Net sales	$197.7	100.0%	11.7%	$177.0	100.0%	$588.1	100.0%	16.0%	$506.8	100.0%
Gross profit	$119.5	60.4%	17.8%	$101.4	57.3%	$350.9	59.7%	21.6%	$288.5	56.9%
Adjusted gross profit(1)	$119.5	60.4%	17.8%	$101.4	57.3%	$350.9	59.7%	21.5%	$288.9	57.0%
Operating income	$32.7	16.5%	72.0%	$19.0	10.7%	$96.3	16.4%	80.9%	$53.2	10.5%
Adjusted operating income(1)	$31.3	15.8%	59.9%	$19.6	11.1%	$91.8	15.6%	66.2%	$55.3	10.9%
Net income	$24.7	12.5%	58.3%	$15.6	8.8%	$71.8	12.2%	71.5%	$41.8	8.3%
Adjusted net income(1)	$23.7	12.0%	61.5%	$14.7	8.3%	$68.4	11.6%	66.3%	$41.1	8.1%
Diluted EPS	$0.97		59.0%	$0.61		$2.81		70.3%	$1.65
Adjusted diluted EPS(1)	$0.93		60.3%	$0.58		$2.68		64.4%	$1.63
Cash flow from operating activities	$17.3		(52.2% )	$36.2		$40.0		(60.8% )	$102.1
Adjusted annualized return on equity(1)						24.3%			16.1%
Wholesale written orders			(0.2% )					3.3%
Retail written orders			(3.0% )					0.8%

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

The following table shows our design center information.

	Fiscal 2022			Fiscal 2021
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	161	141	302	160	144	304
New locations	5	1	6	12	3	15
Closures	(6)	(1)	(7)	(12)	(3)	(15)
Transfers	-	-	-	-	-	-
Balance at March 31	160	141	301	160	144	304
Relocations (in new and closures)	-	-	-	-	1	1

Retail Design Center geographic locations:
United States	34	137	171	34	139	173
Canada	-	4	4	-	5	5
China	107	-	107	109	-	109
Other Asia	12	-	12	11	-	11
Middle East and Europe	7	-	7	6	-	6
Total	160	141	301	160	144	304

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three and nine months ended March 31, 2022 and 2021, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

Fiscal 2022 Third Quarter compared with Fiscal 2021 Third Quarter

(in thousands)	Three months ended
	March 31,
	2022	2021	% Change
Consolidated net sales	$197,659	$176,962	11.7%
Wholesale net sales	$121,034	$107,820	12.3%
Retail net sales	$166,727	$141,396	17.9%
Consolidated gross profit	$119,460	$101,409	17.8%
Consolidated gross margin	60.4%	57.3%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated net sales were $197.7 million, an increase of 11.7% compared to the prior year period. We continue to experience sustained high demand for our products, which has led to written orders being well above pre-pandemic levels. We increased manufacturing production and inventory levels as well as taken pricing actions to counteract rising material and freight costs. These efforts have led to higher deliveries and when combined with the prior year impact from the COVID-19 pandemic, which negatively impacted our ability to deliver product to customers, helped us grow consolidated net sales by 11.7%. While demand for our products continue to be strong, supply and labor constraints have created challenges and, during the current quarter delayed the process of converting written orders to delivered shipments. As the third quarter of fiscal 2022 progressed, we experienced an increase in our manufacturing productivity as well as an increase in receipt of imports and raw materials from a higher volume of shipping container receipts, which led to strong sales growth during the quarter. Existing order backlog increased during the third quarter, which we attribute to strong product demand combined with supply and labor constraints that were prevalent during the first half of the quarter. We believe it will take several quarters to catch up to the increase in customer demand as there remains ongoing supply chain challenges, such as certain raw material shortages, increased cost of shipping and import delays. As we continue to work through the high backlog, we believe that there is an opportunity for future positive growth in delivered net sales based on the size of our order backlog and written order growth.

Wholesale net sales increased 12.3% to $121.0 million primarily due to a 16.4% increase in intersegment sales to our Company-operated design centers combined with a 9.9% increase in sales to our United States independent dealers and a 1.1% increase in contract sales partially offset by lower international sales. Excluding intersegment sales to our retail segment, wholesale net sales increased from higher United States independent dealer sales. The 1.1% increase in our contract business sales was primarily from the United States government General Services Administration (“GSA”). During the first nine months of fiscal 2022, we have seen strong order growth from the GSA and when combined with high backlog and increased production, led to an increase in net sales during the period. We remain optimistic in future growth as written orders from our GSA contract increased 45.4% during the first nine months of fiscal 2022 compared with a year prior. Our international net sales were down 29.6% due to a reduction in net sales to China. Our sales to international independent retailers represented 2.6% of total wholesale net sales compared to 4.1% in the prior year period.

Wholesale written orders, which represent orders booked through all of our channels, were down 0.2% in the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021. After the reopening of all our retail design centers in early fiscal 2021, we experienced a significant surge in demand leading to a strong, but difficult prior year comparison. As a result of the strong prior year third quarter, our independent North American retail network orders were down 3.7% and international orders from China declined 43.4%. China written orders declined primarily from prolonged COVID-19 related lockdowns. Partially offsetting these decreases was a 1.0% increase in orders from our Company-operated design centers. When compared to the third quarter of fiscal 2019 (pre-pandemic levels), written orders from our Company-operated design centers were up 21.9% while our independent North American retail network grew by 3.2%. Due to strong product demand and challenges during the first half of the third quarter, including supply chain disruptions, raw material availability, and COVID-19 absenteeism among our employees and those of our outside suppliers, our wholesale backlog increased by 3.4% in the past three months and by 25.0% compared to the prior fiscal year period, and up 5.8% from June 30, 2021. However, due to strong production and related deliveries during the month of March 2022, we were able to decrease wholesale backlog since February 28, 2022, and remain focused on increasing wholesale production and shipping to the levels that are necessary to service our customers on a timely basis and reduce our backlog.

Retail net sales from Company-operated design centers increased 17.9% to $166.7 million. There was a 17.9% increase in net sales in the United States, while net sales from our Canadian design centers decreased 19.8%. Retail net sales were up due to strong written orders, increased premier home delivery revenue, high backlog that led to higher deliveries, recent price increases and strong shipments from improved manufacturing production compared to the prior year which was negatively impacted by production delays as a result of the COVID-19 pandemic. As noted earlier, after the reopening of all our retail design centers in early fiscal 2021, we experienced a significant surge in demand leading to a strong, but difficult prior year comparison. As a result, our retail written orders decreased 3.0% year over year, but are up 18.2% from pre-pandemic levels of fiscal 2019, reflective of the strength of our product offerings and interior design professionals increasingly combining technology with their personal service and continued consumer interest in the home. We have continued to experience strong order trends driven by increased demand for our products and strong execution at the design center level. However, the resurgence of COVID-19 variants during the first half of the third quarter of fiscal 2022 contributed to a 6.7% decrease in quarterly traffic. We remain focused on growing our same-store sales through improved execution at the design center level as well as opening new design centers, primarily in markets that can be serviced through our regional distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration. As of March 31, 2022, there were 141 Company-operated design centers compared with 144 in the prior year period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Gross profit increased 17.8% to $119.5 million compared with the prior year third quarter due to sales growth within both the wholesale and retail segments, a change in the sales mix, product pricing actions taken, benefits realized from the ongoing manufacturing and logistics optimization project and a favorable product mix partially offset by higher raw material and freight costs. Retail gross profit was up due to a 17.9% increase in net shipments combined with a 320-basis point improvement in gross margin from a favorable change in product mix, higher premier home delivery revenue, an increase in average ticket sale and higher clearance sale margins. Wholesale gross profit increased in the current year third quarter due to a 12.3% increase in wholesale net shipments, efficiencies gained from higher manufacturing production levels, product pricing actions taken, and benefits being realized from the previously executed optimization of manufacturing and logistics initiatives. Each product category within wholesale (upholstery, case goods and home accents) increased its net sales, which helped to partially offset rising raw material and freight costs. Our inability to keep pace with inflationary pressures that we are experiencing negatively impacted our wholesale gross profit during the third quarter. In particular, the price of raw materials involved with upholstery manufacturing, including plywood, foam, frames and fabric, continued to escalate in price over the past twelve months. To help minimize impacts from increasing costs, we believe we have taken necessary pricing actions to align our invoice price more closely with our production costs.

Gross margin was 60.4%, up from 57.3% a year prior due to a change in the sales mix, higher manufacturing productivity, product pricing actions taken and a favorable product mix. Retail sales, as a percentage of total consolidated sales, were 84.4% in the current year third quarter, up from 79.9% in the prior year period. We expect this higher percentage of retail sales to consolidated sales to moderate towards normalized levels as we increase delivery of the high wholesale order backlog, including a high contract business backlog. While we were pleased with a strong consolidated gross margin of 60.4%, we expect our margins to return to a range of approximately 57.5% to 58.5% in the near term from the impact of escalating raw material, labor and freight costs combined with a return of our sales mix to more historical norms. Benefits realized from increased productivity from the ongoing manufacturing and logistics optimization helped to minimize margin pressure from rising freight and raw material costs.

(in thousands)	Three months ended
	March 31,
	2022	2021	% Change
SG&A expenses	$88,270	$81,829	7.9%
Restructuring and other impairment charges, net of gains	$(1,463)	$593	(346.8%)

Consolidated operating income	$32,653	$18,987	72.0%
Consolidated operating margin	16.5%	10.7%
Wholesale operating income	$16,536	$14,508	14.0%
Retail operating income	$19,330	$4,962	289.6%

SG&A expenses increased to $88.3 million, or 44.7% of net sales, compared with $81.8 million, or 46.2% of net sales in the prior year period. SG&A expenses, when expressed as a percentage of sales, decreased 150 basis points in the third quarter of fiscal 2022, compared with the same period in the prior year, primarily due to higher sales volume relative to fixed costs. SG&A expenses were up 7.9% while consolidated net sales grew at a much faster rate of 11.7%, which led to improved operating leverage at both the retail and wholesale segment. Our ability to deliver backlog and increase net sales in the future will further improve our operating margins as we leverage our vertically integrated structure. The 7.9% increase in SG&A expenses was primarily driven by higher selling costs of 9.3% and a 5.7% increase in general and administrative expenses. Retail selling expenses were up 10.4% due to the 17.9% increase in net sales, which drove higher delivery costs as well as increased variable compensation. Wholesale selling costs, which includes logistics, grew by 6.6% as fuel and freight costs increased from higher sales volumes and rising commodity prices. These selling costs were partially offset by a reduction in marketing spend. For the third quarter of fiscal 2022, we reduced our advertising in various mediums including less national television and regional radio markets, thereby reducing our overall advertising spend to 2.3% of net sales compared to 3.5% in the prior year third quarter. However, through our recent digital campaigns, we have substantially increased our digital marketing outreach, which helped us reach more households through the publication of our digital magazine. For the remainder of the fiscal 2022 year, we expect our advertising to range between 2-3% of net sales. General and administrative expenses increased 5.7% during the just completed third quarter primarily due to higher compensation from additional headcount, increased occupancy charges from new locations and maintenance costs, and higher retail merchandising and display costs in our design centers with new product introductions.

Restructuring and other impairment charges, net of gains was a reported $1.5 million gain compared to a loss of $0.6 million in the prior year period. During the third quarter of fiscal 2022, we sold a previously closed retail location to an independent third party for $2.6 million, which resulted in a pre-tax gain of $1.5 million. In the year ago third quarter, we sold a previously closed retail property resulting in a pre-tax gain of $0.7 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating income was $32.7 million compared with $19.0 million in the prior year period. Adjusted operating income, which excludes restructuring and other charges, was $31.3 million, or 15.8% of net sales compared with $19.6 million, or 11.1% of net sales in the prior year period. The significant increase in operating income was driven by the $20.7 million increase in consolidated net sales, retail gross margin expansion, reduced marketing spend and strong cost containment measures partially offset by wholesale gross margin contraction, higher selling expenses and increased delivery and freight costs. Our ability to maintain disciplined cost and expense controls, including strong cost containment measures, reduced marketing spend and tight expense management within our general and administrative expenses, continues to help drive operating income growth. Compared to the end of the third quarter of the prior year period, our headcount is up 165 associates or 4.0%. However, compared to two years ago, our global headcount is down 4.5%, which has contributed to consolidated operating income expansion.

Wholesale operating income was $16.5 million or 13.7% of net sales, an increase compared with $14.5 million or 13.5% of net sales in the prior year period due to wholesale net sales growth of 12.3%, reduced marketing spend, strong cost containment measures and manufacturing production levels that have returned back to pre-COVID-19 pandemic levels. These benefits were partially offset by wholesale gross margin contraction from higher raw material costs, increased distribution costs from incremental volume and price and increased headcount within merchandising. Wholesale SG&A expenses, when expressed as a percentage of sales, decreased 140 basis points in the third quarter of fiscal 2022, compared with the same period in the prior year, primarily due to higher sales volume relative to fixed costs. SG&A expenses were up 4.8% while net sales grew at a much faster rate of 12.3%, which led to improved operating leverage.

Retail operating income was $19.3 million, or 11.6% of sales, compared with $5.0 million, or 3.5% of sales in the prior year period. The retail operating margin improved to 11.6% primarily due to the 17.9% increase in net sales, a 320-basis point expansion in retail gross margin, a pre-tax gain of $1.5 million from the sale of a previously closed retail location and the ability to manage operating expenses, which grew at a lower rate than net sales. While selling, delivery and variable compensation expenses were up due to the growth in sales volume, total retail operating expenses including restructuring and impairment charges, when expressed as a percentage of net sales, decreased 480 basis points. This decrease was due to the ability to leverage fixed costs, adhere to strong cost control measures implemented at the onset of the COVID-19 pandemic, reduce marketing spend while still driving strong written orders and maximize existing administrative headcount.

(in thousands, except per share data)	Three months ended
	March 31,
	2022	2021	% Change
Income tax expense	$7,878	$3,385	132.7%
Effective tax rate	24.2%	17.8%
Net income	$24,714	$15,608	58.3%
Diluted EPS	$0.97	$0.61	59.0%

Income tax expense was $7.9 million compared with $3.4 million in the prior year third quarter primarily due to the $13.6 million increase in income before income taxes. Our consolidated effective tax rate was 24.2% compared with 17.8% in the prior year comparable period. Our effective tax rate of 24.2% varies from the 21% federal statutory rate primarily due to state taxes. The increase in the effective tax rate compared with the prior year was primarily due to a reduction in our valuation allowance on retail state and local deferred tax assets in the prior year period.

Net income was $24.7 million compared with $15.6 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, was $23.7 million, up 61.5% from the prior year period due to stronger net sales, improved retail and consolidated gross margins, cost containment measures resulting in minimizing operating expense growth and improving production and delivery of products to customers partially offset by higher raw material and freight costs.

Diluted EPS was $0.97 compared with $0.61 per diluted share in the prior year comparable period. Adjusted diluted EPS was $0.93, up 60.3% compared with the prior year period primarily due to net sales growth of 11.7%, expanded retail and consolidated gross margins, our ability to minimize operating expense growth including lower marketing spend, higher production and delivery of products to customers and improved operating leverage from our vertically integrated enterprise partially offset by higher raw material and freight costs, which negatively impacted our wholesale gross margin.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Nine Months ended March 31, 2022 compared with Nine Months ended March 31, 2021

(in thousands)	Nine months ended
	March 31,
	2022	2021	% Change
Consolidated net sales	$588,079	$506,846	16.0%
Wholesale net sales	$346,403	$306,704	12.9%
Retail net sales	$501,296	$404,295	24.0%
Consolidated gross profit	$350,921	$288,511	21.6%
Consolidated gross margin	59.7%	56.9%

Consolidated net sales were $588.1 million, an increase of 16.0% compared to the prior year period. Despite continued supply chain headwinds, the ongoing impact of sustained demand, improved manufacturing production, and pricing actions led to significant sales growth in the first nine months of fiscal 2022 compared with the same period a year ago.

Wholesale net sales increased 12.9% to $346.4 million primarily due to an 18.7% increase in intersegment sales to our Company-operated design centers combined with a 12.0% increase in sales to our U.S. independent dealers partially offset by lower contract and international sales. Excluding intersegment sales to our retail segment, wholesale net sales decreased 1.4% from lower contract and international sales. While our contract business sales were down 11.9%, sales in the just completed third quarter were up 1.1% from a year ago, a reversal of the trend experienced during the first two quarters in fiscal 2022. Written orders from our contract business were up 65.3% during fiscal 2022, thus we believe that contract sales will be strong during the remainder of 2022. Our international net sales were down 30.4% due to a reduction in net sales to China. Our international sales to independent retailers represented 2.9% of total wholesale net sales compared to 4.7% in the prior year period.

Wholesale written orders, which represent orders booked through all of our channels, were up 3.3% in the first nine months of fiscal 2022 compared with the prior year. Wholesale orders from our Company-operated design centers increased 1.6% while our contract business performed well, increasing 65.3%. Partially offsetting the growth was a 6.5% decrease in orders from our independent North American retail network and a 55.9% decrease in international orders from China. The decrease in orders from China is primarily related to ongoing COVID-19 lockdowns.

Retail net sales from Company-operated design centers increased 24.0% to $501.3 million. There was a 24.6% increase in net sales in the United States, while net sales from our Canadian design centers increased 6.7%. Retail written orders grew 0.8% year-over-year, which was up against a strong prior year period, which we believe reflect the strength of our product offerings and interior design professionals who are increasingly combining technology with their personal service and continued consumer interest in the home. We have continued to experience strong order trends driven by increased demand for products and strong execution at the design center level.

Gross profit increased 21.6% to $350.9 million compared with the prior year due to strong sales growth within both our wholesale and retail segments, a change in the sales mix, recent product pricing actions taken, higher manufacturing production and a favorable product mix partially offset by higher raw material and freight costs. Retail gross profit was up due to a 24.0% increase in net shipments combined with a 250-basis point improvement in gross margin from a favorable change in product mix, higher premier home delivery revenue, an increase in average ticket sale, product pricing actions taken and less clearance sales partially offset by promotional fees from financing promotions. Wholesale gross profit was flat to last year as improved manufacturing production and related net sales were offset by higher input costs.

Gross margin was 59.7%, up from 56.9% a year prior due to a change in the sales mix, a favorable product mix, recent product pricing actions taken and higher manufacturing production partially offset by higher wholesale production and freight costs. Retail sales, as a percentage of total consolidated sales, were 85.2% in the current year, up from 79.8% in the prior year period, which positively affected consolidated gross margin.

(in thousands)	Nine months ended
	March 31,
	2022	2021	% Change
SG&A expenses	$259,457	$233,649	11.0%
Restructuring and other impairment charges, net of gains	$(4,841)	$1,639	(395.4%)

Consolidated operating income	$96,305	$53,223	80.9%
Consolidated operating margin	16.4%	10.5%
Wholesale operating income	$39,099	$40,366	(3.1%)
Retail operating income	$56,310	$16,854	234.1%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SG&A expenses increased to $259.5 million, or 44.1% of net sales, compared with $233.6 million, or 46.1% of net sales in the prior year period. The 11.0% increase was driven by higher selling costs while general and administrative expenses remained comparable to the prior year period. Retail selling expenses were up 18.8% due to the 24.0% increase in net sales while wholesale selling costs grew by 8.5% as fuel and freight costs increased from higher sales volumes and rising trucking and shipping costs. These incremental SG&A costs were partially offset by a reduction in marketing spend. General and administrative expenses were well managed during the first nine months of the year, increasing 4.3%, primarily due to additional headcount coupled with higher occupancy and regional management costs. SG&A expenses, when expressed as a percentage of sales, decreased 200 basis points in the first nine months of fiscal 2022, compared with the same period in the prior year, primarily due to higher sales volume relative to fixed costs. SG&A expenses were up 11.0% while consolidated net sales grew at a rate of 16.0%, which led to improved operating leverage.

Restructuring and other impairment charges, net of gains were a gain of $4.8 million compared to a charge of $1.6 million in the prior year period. The current year gain of $4.8 million primarily related to the sale of three properties for a pre-tax gain of $5.4 million partially offset by severance and other lease exit costs. The prior year charge of $1.6 million related primarily to lease exit costs and the impairment of long-lived assets held at a retail design center location partially offset by gains recognized on the sale of two previously owned retail design centers.

Operating income was $96.3 million compared with $53.2 million in the prior year period. Adjusted operating income, which excludes restructuring and other charges, was $91.8 million, or 15.6% of net sales compared with $55.3 million, or 10.9% of net sales in the prior year period. The significant increase in operating income of $36.6 million was driven by the $81.2 million increase in consolidated net sales, consolidated and retail gross margin expansion and reduced marketing spend partially offset by lower wholesale gross margin and higher selling expenses.

Wholesale operating income was $39.1 million or 11.3% of net sales, a decrease compared with $40.4 million or 13.2% of net sales in the prior year period due to gross margin contraction from higher raw material, freight and production costs combined with higher compensation from additional headcount primarily in manufacturing and merchandising. These headwinds were partially offset by higher sales volumes and manufacturing production levels as well as strong cost containment measures, including lower marketing spend and improved expense management that helped reduce wholesale general and administrative expenses, when expressed as a percentage of net sales.

Retail operating income was $56.3 million, or 11.2% of sales, compared with $16.9 million, or 4.2% of sales in the prior year period. The retail operating margin improved to 11.2% primarily due to the 24.0% increase in net sales and a 250-basis point expansion in retail gross margin combined with holding SG&A expenses to a growth rate of 12.9%. While selling, delivery and variable compensation expenses were up due to the growth in sales volume, SG&A expenses including restructuring and impairment charges, when expressed as a percentage of net sales, decreased 380 basis points. The decreases within retail expenses were due to the ability to leverage fixed costs, reduce marketing spend, maintain lower administrative headcount and adhere to strong cost control measures implemented at the onset of the COVID-19 pandemic.

(in thousands, except per share data)	Nine months ended
	March 31,
	2022	2021	% Change
Income tax expense	$24,389	$10,568	130.8%
Effective tax rate	25.4%	20.2%
Net income	$71,761	$41,844	71.5%
Diluted EPS	$2.81	$1.65	70.3%

Income tax expense was $24.4 million compared with $10.6 million in the prior year primarily due to the $43.7 million increase in income before income taxes and the prior year reversal of a valuation allowance. Our consolidated effective tax rate was 25.4% compared with 20.2% in the prior year comparable period. Our fiscal 2022 effective tax rate of 25.4% varies from the 21% federal statutory rate primarily due to state taxes. The increase in the effective tax rate compared with the prior year period was primarily due to the prior year reduction in our valuation allowance on state and local retail deferred tax assets.

Net income was $71.8 million compared with $41.8 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, was $68.4 million, up 66.3% from the prior year period due to stronger net sales, improved retail and consolidated gross margins and strong cost containment measures resulting in minimizing operating expense growth.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Diluted EPS was $2.81 compared with $1.65 per diluted share in the prior year comparable period. Adjusted diluted EPS was $2.68, up 64.4% compared with the prior year period primarily due to net sales growth of 16.0%, expanded retail and consolidated gross margins and our ability to minimize operating expense growth partially offset by higher raw material and freight costs, which negatively impacted our wholesale gross margin.

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

(in thousands, except per share data)	Three months ended			Nine months ended
	March 31,			March 31,
	2022	2021	% Change	2022	2021	% Change
Consolidated Adjusted Gross Profit / Gross Margin
GAAP Gross profit	$119,460	$101,409	17.8%	$350,921	$288,511	21.6%
Adjustments (pre-tax) *	-	-		-	389
Adjusted gross profit *	$119,460	$101,409	17.8%	$350,921	$288,900	21.5%
Adjusted gross margin *	60.4%	57.3%		59.7%	57.0%

Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$32,653	$18,987	72.0%	$96,305	$53,223	80.9%
Adjustments (pre-tax) *	(1,351)	593		(4,503)	2,028
Adjusted operating income *	$31,302	$19,580	59.9%	$91,802	$55,251	66.2%

Consolidated Net sales	$197,659	$176,962	11.7%	$588,079	$506,846	16.0%
GAAP Operating margin	16.5%	10.7%		16.4%	10.5%
Adjusted operating margin *	15.8%	11.1%		15.6%	10.9%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$24,714	$15,608	58.3%	$71,761	$41,844	71.5%
Adjustments, net of tax *	(1,012)	(933)		(3,373)	(718)
Adjusted net income	$23,702	$14,675	61.5%	$68,388	$41,126	66.3%
Diluted weighted average common shares	25,549	25,400		25,504	25,305
GAAP Diluted EPS	$0.97	$0.61	59.0%	$2.81	$1.65	70.3%
Adjusted diluted EPS *	$0.93	$0.58	60.3%	$2.68	$1.63	64.4%

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$16,536	$14,508	14.0%	$39,099	$40,366	(3.1%)
Adjustments (pre-tax) *	107	(389)		(3,449)	-
Adjusted wholesale operating income *	$16,643	$14,119	17.9%	$35,650	$40,366	(11.7%)

Wholesale net sales	$121,034	$107,820	12.3%	$346,403	$306,704	12.9%
Wholesale GAAP operating margin	13.7%	13.5%		11.3%	13.2%
Adjusted wholesale operating margin *	13.8%	13.1%		10.3%	13.2%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$19,330	$4,962	289.6%	$56,310	$16,854	234.1%
Adjustments (pre-tax) *	(1,458)	982		(1,054)	2,028
Adjusted retail operating income *	$17,872	$5,944	200.7%	$55,256	$18,882	192.6%

Retail net sales	$166,727	$141,396	17.9%	$501,296	$404,295	24.0%
Retail GAAP operating margin	11.6%	3.5%		11.2%	4.2%
Adjusted retail operating margin *	10.7%	4.2%		11.0%	4.7%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

* Adjustments to reported GAAP financial measures including gross profit and margin, operating income and margin, net income, and diluted EPS have been adjusted by the following:

	Three months ended		Nine months ended
(in thousands)	March 31,		March 31,
	2022	2021	2022	2021
Inventory reserves and write-downs (wholesale)	$-	$-	$-	$389
Adjustments to gross profit	$-	$-	$-	$389
Inventory reserves and write-downs (wholesale)	$-	$-	$-	$389
Gain on sales of property, plant and equipment (wholesale)	-	(697)	(3,913)	(697)
Gain on sales of property, plant and equipment (retail)	(1,518)	(746)	(1,518)	(473)
Severance and other charges (wholesale)	107	308	464	308
Severance and other charges (retail)	(52)	322	126	472
Impairment of long-lived assets and lease exit costs (retail)	112	1,406	338	2,029
Adjustments to operating income	$(1,351)	$593	$(4,503)	$2,028
Adjustments to income before income taxes	$(1,351)	$593	$(4,503)	$2,028
Related income tax effects on non-recurring items(1)	339	(145)	1,130	(497)
Income tax benefit from valuation allowance change	-	(1,381)	-	(2,249)
Adjustments to net income	$(1,012)	$(933)	$(3,373)	$(718)

(1)	Calculated using a tax rate of 25.1% in the current year and 24.5% in the prior year.

Liquidity

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities in the markets and to execute our long-term strategic initiatives. Our sources of liquidity include cash and cash equivalents, short-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures. We continue to monitor our liquidity closely during this continued period of uncertainty and volatility globally, as well as within our industry, related to the COVID-19 pandemic.

We believe our liquidity (cash and cash equivalents on hand of $95.0 million, short-term investments of $9.5 million, cash flow from operating activities of $40.0 million and amounts available under our credit facility of $121.0 million), will be sufficient to fund our operations, including changes in working capital, anticipated capital expenditures, contractual obligations and other financing activities, as they occur, for at least the next 12 months.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of March 31, 2022, we had working capital of $110.4 million compared to $71.4 million at June 30, 2021 and a current ratio of 1.48 at March 31, 2022, comparable to 1.32 at June 30, 2021 and 1.29 at March 31, 2021. Included in our cash and cash equivalents at March 31, 2022, is $6.9 million held by foreign subsidiaries, a portion of which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At March 31, 2022, we held cash and cash equivalents of $95.0 million compared with $104.6 million at June 30, 2021. Cash and cash equivalents aggregated to 13.3% of our total assets at March 31, 2022, compared with 15.8% of our total assets a year prior and 15.3% at June 30, 2021. In addition, we had short-term investments of $9.5 million to further enhance our returns on cash at March 31, 2022, compared with none at June 30, 2021.

Our cash and cash equivalents decreased $9.6 million or 9.1% during the first nine months of fiscal 2022 due to $40.1 million in cash dividends paid, capital expenditures of $9.0 million and $9.5 million in net purchases of investments partially offset by net cash provided by operating activities of $40.0 million and $10.6 million in proceeds received from sales of property, plant and equipment.

The following table illustrates the main components of our cash flows for the nine months ended March 31, 2022 and 2021 (in millions):

	Nine months ended
	March 31,
	2022	2021
Operating activities
Net income	$71.8	$41.8
Non-cash operating lease cost	22.5	22.6
Other non-cash items, including depreciation and amortization	9.7	14.7
Restructuring payments	(1.1)	(1.2)
Change in working capital	(62.9)	24.2
Total provided by operating activities	$40.0	$102.1

Investing activities
Capital expenditures	$(9.0)	$(10.3)
Proceeds from sales of property, plant and equipment	10.6	4.9
Purchases of short-term investments, net of sales	(9.5)	-
Total used in investing activities	$(7.9)	$(5.4)

Financing activities
Payments on borrowings	$-	$(50.0)
Dividend payments	(40.1)	(11.6)
Taxes paid related to net share settlement of equity awards	(0.8)	(0.1)
Proceeds from employee stock plans	1.1	1.7
Payments for debt issuance costs	(0.5)	-
Payments on financing leases	(0.5)	(0.4)
Total used in financing activities	$(40.8)	$(60.4)

Cash Provided by (Used in) Operating Activities. We generated $40.0 million in cash from operating activities during the first nine months of fiscal 2022, a decrease from $102.1 million in the prior year period primarily due to an increase in working capital partially offset by higher net income generated during the period. Working capital items consist of current assets (accounts receivable, inventories, prepaid expenses and other current assets) less current liabilities (customer deposits, accounts payable and accrued expenses, operating lease liabilities, accrued compensation and other current liabilities). The increase in working capital was led by higher inventory to increase material availability to support expanded manufacturing and distribution capacity to meet written order growth. The prior year change in working capital was primarily due to lower net shipments combined with strong written order growth that drove the customer deposit balance significantly up.  The combination of growing our inventory balance to support high demand and the change in customer deposits from increased net shipments primarily led to the significant year-over-year change in working capital. Restructuring payments made during the first nine months of fiscal 2022 of $1.1 million were primarily for the Atoka, Oklahoma distribution center closing costs, employee severance and lease exit costs (ongoing monthly rent).

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by (Used in) Investing Activities. Cash used in investing activities was $7.9 million, an increase of $2.5 million from cash used of $5.4 million in the prior year period due to $9.5 million of net purchases of investments (net of proceeds from sales of investments) partially offset by proceeds received from the sale of three properties and a reduction in capital expenditures. During the third quarter of fiscal 2022, we invested a net $9.5 million in municipal bonds, commercial paper and certificates of deposit with maturities of one year or less. These short-term investments are reported within Investments in our consolidated balance sheet as of March 31, 2022. Capital expenditures of $9.0 million during the first nine months of fiscal 2022 related to further expansion of our manufacturing in North Carolina, construction of new retail design centers, spending on design center projection improvements, manufacturing plant upgrades to further increase capacity and efficiency and investments in technology upgrades. In March 2022, we sold a previously closed property to an independent third party for $2.6 million. During the second quarter of fiscal 2022 we completed the sale of our Atoka, Oklahoma distribution center for $2.8 million less closing costs. Lastly, in December 2021, we completed the sale of a property for $5.6 million in cash. In the prior year period, we completed the sale of two previously closed properties for total proceeds of $4.9 million.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities was $40.8 million during the first nine months of fiscal 2022 compared with cash used of $60.4 million in the prior year period. The significant change was due to the repayment of $50.0 million in outstanding borrowings last year partially offset by the payment of a special cash dividend in the current fiscal year and a 16% increase in the regular quarterly cash dividend. Total cash dividends paid during the first nine months of fiscal 2022 were $40.1 million, including a $0.75 per share special dividend paid in August 2021 totaling $19.0 million. The year ago first quarter did not have any cash dividends paid as the Board had previously suspended the cash dividend due to the COVID-19 impact. However, on August 4, 2020, our Board reinstated the regular quarterly cash dividend and declared a cash dividend, which was paid on October 22, 2020. The regular quarterly dividend was increased by 16% to $0.29 per share on November 30, 2021, and paid on January 5, 2022. A regular quarterly dividend for $0.29 per share was also declared on January 25, 2022 and paid on February 23, 2022.

On January 26, 2022, we entered into the Credit Agreement, which amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, between the Loan Parties, JPMorgan Chase Bank, N.A., as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement provides for the $125.0 million Facility, subject to borrowing base availability, and has a maturity date of January 26, 2027. The Credit Agreement also provides us the option to increase the size of the facility up to an additional amount of $60 million. We incurred financing costs of $0.5 million during the third quarter of fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method. See Note 11, Credit Agreement, to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a further description of the Credit Agreement.

Restricted Cash. We present restricted cash as a component of total cash and cash equivalents as presented on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheet. As of March 31, 2022, we held $0.9 million of restricted cash related to an Ethan Allen insurance captive. We did not hold any restricted cash as of June 30, 2021.

Exchange Rate Changes. Due to changes in exchange rates, our cash and cash equivalents were impacted by less than $0.1 million during the first nine months of fiscal 2022. These changes had an immaterial impact on our cash balances held in Canada, Mexico, and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. We maintain the Credit Agreement that provides the Facility of $125 million and is secured primarily by our accounts receivable and inventory. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Credit Agreement has a maturity date of January 26, 2027 and provides us the option to increase the size of the facility up to an additional amount of $60 million. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. As of March 31, 2022, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.0 million of the $125.0 million credit commitment.

Letters of Credit - At March 31, 2022 and June 30, 2021, there was $4.0 million and $5.0 million, respectively, of standby letters of credit outstanding under the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first nine months of fiscal 2022 totaled $9.0 million compared with $10.3 million in the prior year period. The decrease of $1.3 million from the prior year period related primarily to $2.6 million lower spending on retail design center openings, relocations and projection improvements, as well as the prior year expansion of our existing Maiden, North Carolina manufacturing campus and higher corporate infrastructure and land improvements in the prior year period. The expansion of our existing Maiden, North Carolina upholstery manufacturing campus, which will help plant efficiency, was completed during the third quarter of fiscal 2022. Partially offsetting these decreases was upholstery manufacturing expansion in North Carolina, Case Goods plant upgrades and improvements, including investments in technology, and the purchase of additional manufacturing equipment to further increase capacity. In the first nine months of fiscal 2022, 57% of our total capital expenditures were for manufacturing capital projects while 34% related to retail design center development, expansion and renovation as well as installing additional technology within each design center, including new designer workstations, tablets and enhanced security firewalls. The remaining 9% was primarily for Corporate operations and IT system development to further enhance existing workflows.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures. We expect our full year fiscal 2022 capital expenditures to range between $12 million and $14 million as we continue to invest in technology, increase manufacturing capacity and efficiency and open new or relocate design centers while also continuing to improve all our design center projections.

Dividends. Our Board has sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during the first nine months of fiscal 2022 by paying a special dividend of $0.75 per share and increasing the regular quarterly dividend by 16%, which together highlight the strength of our balance sheet and operating results. During the first nine months of fiscal 2022, we paid total cash dividends of $40.1 million, up from $11.6 million a year ago. The fiscal 2022 payments included a special dividend of $19.0 million, which was paid on August 31, 2021. During the third quarter of fiscal 2022, our Board declared a regular quarterly cash dividend of $0.29 per share on January 25, 2022, which was subsequently paid on February 23, 2022 to shareholders of record as of February 7, 2022.

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

Share Repurchase Program. At March 31, 2022, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our existing multi-year share repurchase program (the “Share Repurchase Program”). There were no share repurchases under our Share Repurchase Program during the first nine months of fiscal 2022 or fiscal 2021. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Acquisitions. From time to time, we acquire design centers from our independent retailers in arm’s length transactions. There were no independent retailer acquisitions in either period presented.

Material Cash Requirements from Contractual Obligations. Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, the rate of written orders and net sales, levels of customer deposits on hand, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As disclosed in our 2021 Annual Report on Form 10-K, as of June 30, 2021, we had total contractual obligations of $203.9 million, including $143.6 million related to our operating lease commitments and $50.2 million open purchase orders. Except for operating lease payments totaling $25.0 million made to our landlords, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in 2021 Annual Report on Form 10-K. During the first nine months of fiscal 2022, $13.5 million of operating lease assets were obtained in exchange for operating lease liabilities. There were no non-cash financing lease obligations obtained in exchange for new financing leases during fiscal 2022.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2021 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first nine months of fiscal 2022 from those disclosed in our 2021 Annual Report on Form 10-K.

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

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2022 from those disclosed in our 2021 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt. Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. While we had no fixed or variable rate borrowings outstanding at March 31, 2022, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in SOFR. Based on our current and expected levels of exposed liabilities, we estimate that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

LIBOR Transition. Beginning December 31, 2021, banks stopped reporting information used to set LIBOR as their reporting obligations ceased. The cessation of certain LIBOR tenures beginning as of December 31, 2021 and future cessation of other tenures, including the one-month LIBOR, effectively ended the usefulness of LIBOR and its publication. On January 26, 2022, we entered into the Credit Agreement which provides for interest rate calculations based on the use of the Secured Overnight Financing Rate (“SOFR”). The replacement of LIBOR with SOFR may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Foreign Currency Exchange Risk

Foreign currency exchange risk is primarily limited to our operation of Company-operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in United States dollars. As such, foreign exchange gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies relative to the U.S. dollar may affect the profitability of our vendors, but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in our industry. The financial statements of our foreign locations are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive (loss) income as a component of shareholders’ equity. Foreign exchange gains or losses resulting from market changes in the value of foreign currencies did not have a material impact during the three and nine month ended March 31, 2022.

A hypothetical 10% weaker United States dollar against all foreign currencies at March 31, 2022 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

Raw Materials and Other Commodity Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally logs, lumber, plywood, fabric and foam products. The cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil. We are also exposed to risk with respect to transportation costs for delivering our products, including the cost of fuel. As commodity prices and transportation costs rise, we determine whether a price increase to our customers to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. In future periods, we might be adversely affected by various aspects of inflation to the extent we are not able to overcome these issues through measures such as increasing the prices of our products, creating operational efficiencies and seeking lower cost alternatives. In addition, inflation-related risks could include increased costs for many products and services that are necessary for the operation of our business, as well as the impact of interest rate increases, which could have a negative effect on the housing market.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our principal executive officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer and our principal financial officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first nine months of fiscal 2022 to the matters discussed in Part I, Item 3 – Legal Proceedings in our 2021 Annual Report on Form 10-K.

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

Labor challenges could have a material adverse effect on our business and results of operations.

In our current operating environment, due in part to COVID-19 and general macroeconomic factors, we continue to experience various labor challenges, including, for example significant competition for skilled manufacturing and production employees; pressure to increase wages as a result of inflationary pressures, and at times, a shortage of qualified full-time labor in certain geographies, particularly at our distribution facilities. Outside suppliers that we rely on have also experienced similar labor challenges. The future success of our operations depends on our ability, and the ability of third parties on which we rely, to identify, recruit, develop and retain qualified and talented individuals in order to supply and deliver our products. A prolonged shortage or inability to retain qualified labor could decrease our ability to effectively produce and meet customer demand and efficiently operate our distribution facilities, which could negatively impact our business and have a material adverse effect on our results of operations. Higher wages to attract new and retain existing employees, as well as higher costs to purchase raw materials or services from such third parties, could also negatively impact our results of operations.

Government-imposed COVID-19 vaccine mandates could lead to labor disruptions, which could have a material adverse effect on our business and results of operations.

On September 9, 2021, President Biden issued an executive order obligating parties that contract with the United States federal government to require their employees to be fully vaccinated against COVID-19, with limited exceptions for certain accommodations including medical disabilities or sincerely held religious beliefs. Additionally, the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard (“ETS”) requiring most private employers with 100 or more workers to mandate COVID-19 vaccination or produce a weekly test for all employees Due to our United States government GSA contract, we are classified as a government contractor. We are also a company with more than 100 employees, which could subject us to additional vaccine and testing mandates in jurisdictions in which we operate our business. There could also be potential conflict with actions by certain states that are in conflict with the federal mandate. Given current information and uncertainty surrounding if the mandates are legal and when they become effective, it is not possible to predict with certainty the impacts the mandates would have on us. Currently, the Biden Administration’s executive order, as well as the subsequent guidance by the federal government, are facing legal challenges in federal courts. While we are not presently required to comply with a vaccine mandate or submit to weekly COVID-19 testing, the implementation of any such mandates may result in increased costs, labor disruptions or employee attrition, which could be material as a substantial number of our employees are based in areas of the United States where vaccination rates are below the national average. If we lose employees as a result of these mandates, it will be difficult in the current competitive labor market to find qualified replacement employees, and this could have an adverse effect on future revenues and costs, which could be material. Accordingly, the mandates, if implemented, could have a material adverse effect on our business and results of operations.

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

We did not repurchase any shares of our outstanding common stock during the third quarter of fiscal 2022 under the existing share repurchase program. At March 31, 2022, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-11692	3(a)	11/18/2016	-	-
3.2	Amended and Restated By-Laws of the Company	8-K	001-11692	3(d)	11/18/2016	-	-
10.1	Third Amended and Restated Credit Agreement among Ethan Allen Interiors, Inc. and most of its domestic subsidiaries, and J.P. Morgan Chase Bank, N.A. as Administrative Agent and Syndication Agent, and Capital One, National Association as Documentation Agent dated as of January 26, 2022	10-Q	001-11692	10.1	01/27/2022	-	-
10.2	Employment Agreement between the Company and M. Farooq Kathwari, dated February 3, 2022	8-K	001-11692	10.1	02/03/2022	-	-
10.3	Form of Performance-based Stock Unit Agreement	8-K	001-11692	10.2	02/03/2022	-	-
10.4	Form of Restricted Stock Unit Agreement	8-K	001-11692	10.3	02/03/2022	-	-
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: April 28, 2022	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2022	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)