Form 10-K
period 2022-06-30
ETHAN ALLEN INTERIORS INC
filed 2022-08-29
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $592,241,560. The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 19, 2022 was 25,336,282.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2022 Annual Meeting of Stockholders to be held as of November 9, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2022.

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

Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected. Ethan Allen Interiors Inc. and its subsidiaries (the “Company”) derive many of its forward-looking statements from operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that it is very difficult to predict the impact of known factors and it is impossible for the Company to anticipate all factors that could affect actual results and matters that are identified as “short term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from the Company’s expectations, or cautionary statements, are disclosed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. A reader should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict.

The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I

ITEM 1.     BUSINESS

Overview

Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality, and personalized service. As we celebrate 90 years of innovation, we continue to be known for the quality and craftsmanship of our products as well as for the exceptional personal service from design to delivery, and for our commitment to social responsibility and sustainable operations. We provide complimentary interior design service to our clients and sell a full range of home furnishing products through a retail network of design centers located throughout the United States and abroad as well as online at ethanallen.com.

Our employees, which we refer to as associates, are dedicated to helping each customer create a place that they will love to come home to everyday. We operate our business with an entrepreneurial attitude, staying focused on long-term growth, and treating our associates, vendors, and customers with dignity and justice, which we believe is critical to remaining both profitable and relevant amidst the constant changes taking place in the world.

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of June 30, 2022, the Company operates 141 retail design centers with 137 located in the United States and four in Canada. Our independently-operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are manufactured in our North American manufacturing plants and we also partner with various suppliers located in Europe, Asia, and other countries to produce products that support our business. During fiscal 2022, we reaffirmed our commitment to maintain and grow our North American workshops, where our customization capabilities help create relevant and quality products and have proven to provide us with a strategic and a branding advantage.

Business Strategy

We strive to deliver value to our shareholders over the long term through executing on our strategic initiatives. Ethan Allen has a distinct vision of American style that we believe differentiates us from our competitors. Our business model is to maintain continued focus on (i) providing relevant product offerings, (ii) capitalizing on the professional and personal service offered to our customers by our interior design professionals, (iii) leveraging the benefits of our vertical integration including a strong manufacturing presence in North America, (iv) regularly investing in new technologies across key aspects of our vertically integrated business, (v) maintaining a strong logistics network, (vi) communicating our messages with strong advertising and marketing campaigns, and (vii) utilizing our website, ethanallen.com, as a key marketing tool to drive traffic to our retail design centers.

Our competitive advantages arise from:

●	offering a wide array of custom made-to-order products across upholstery, case goods, and accent product categories;
●	complimentary design service of our interior design professionals combined with technology;
●	our North American manufacturing workshops providing customization capabilities and high-quality products of the finest craftsmanship;
●	our strong retail network, both of Company-operated locations and independent licensees;
●	our logistics network of national distribution centers and retail home delivery centers providing white-glove home delivery service; and
●	our continued ability to leverage our vertically integrated structure.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our strong network of North American interior design professionals continues to create design solutions that best satisfy our customers’ needs. We believe changes in consumer spending and new habits being formed as a result of the global coronavirus (“COVID-19”) pandemic has created opportunities for our brand. We continue to generate business through our retail design center network and by interacting virtually with our customers through ethanallen.com.

Our unique combination of personal service and technology enhances the customers’ Ethan Allen experience. By investing in digital design technologies, we have expanded our virtual design appointment capabilities. Most recently, in June 2022, we debuted a state-of-the-art immersive Virtual Design Center, which showcases the timeless aesthetic of Ethan Allen’s vast product portfolio while fostering collaboration between our interior designers and our customers. Clients can access our home furnishings while either co-browsing live with an Ethan Allen interior designer or browsing on their own, at their own pace. Clients can view items in 3D, read product details, share, and save item lists, and utilize augmented reality views in their homes, either via a QR code on their desktop or directly when browsing on a mobile device. In addition to the Virtual Design Center, we continue to leverage EA inHome®, an augmented reality mobile app, which empowers clients to preview Ethan Allen products in their homes, at scale, in a variety of fabrics and finishes. With the 3D Room Planner, our designers generate both 2D floor plans and immersive, realistic 3D walk-throughs of the interior designs they create. All of these technologies have been pivotal to our ability to service clients and provide even more ways for us to collaborate and create a timely and exceptional experience. With so much of our product customizable, we encourage our customers to get personal help from our interior design professionals either in person or by chatting online. This complimentary direct contact with one of our knowledgeable interior design professionals, whether remotely or in-person, creates a competitive advantage as well as enhances the online experience and regularly leads to internet customers becoming customers.

Impact of COVID-19 on our Business

The COVID-19 pandemic continues to disrupt several segments of the economy and has caused, and continues to cause, impact to our business. In response to the COVID-19 pandemic and for the protection of our associates and customers, we implemented, and continue to monitor, certain business continuity plans to ensure the ongoing availability of our products and services, while prioritizing health and safety measures, including enhanced cleaning and hygiene protocols as recommended by the Centers for Disease Control and Prevention (the “CDC”). During fiscal 2021 all temporary salary reductions were lifted and the majority of our associates previously furloughed returned. All of our Company-operated retail design centers and manufacturing facilities are fully reopened and our Board of Directors (the “Board of Directors” or “Board”) reinstated the regular quarterly dividend in August 2020 and declared a regular quarterly cash dividend of $0.21 per share. We repaid $50 million of our outstanding borrowings in fiscal 2021 leaving no remaining debt.

All of our retail design centers had reopened by fiscal 2021 and since that time, we have experienced strong demand for our products as customers allocated greater amounts of discretionary spending to home furnishings than at the start of the COVID-19 pandemic. Since our manufacturing facilities re-opened in May 2020, we have ramped up and increased production capacity by adding headcount as well as second shifts and weekend production shifts to our North American plants. In addition, during the third quarter of fiscal 2022, we completed the purchase of property, plant and equipment from Dimension Wood Products, Inc. to further increase our control over raw materials, purchased parts, and labor costs while maintaining our high-quality standards.

Impact on Health and Safety. In response to COVID-19, we implemented certain business continuity plans and health and safety measures to ensure the ongoing availability of our services, while also protecting our associates and customers. Such measures included temporarily closing our design centers and most of our manufacturing plants during our fourth quarter of fiscal 2020, implementing enhanced cleaning and hygiene protocols as recommended by the CDC, and implementing remote work policies for our associates, wherever possible. As we worked to safely reopen our design centers and other facilities, we put COVID-19 prevention protocols in place to minimize the spread of COVID-19 in our workplaces. These protocols, which remain in place, meet or exceed the CDC guidelines and where applicable, state mandates. Our associates were trained on these protocols prior to or upon returning to work. We established logistics for the supply of hand sanitizer and related dispensers, disinfectant cleaning supplies and masks and nitrile gloves, increased ventilation and air filtration, instituted physical distance requirements, where applicable, and increased the cleaning frequency. We also work closely with our associates to identify team members who were in close contact with an ill colleague in the workplace and instituted procedures to help contain the spread of COVID-19. As of June 30, 2022, we have been fortunate to experience a limited number of cases of COVID-19 throughout our enterprise, each of which resulted in no significant disruptions to our operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Impact on the Supply Chain. We have seen a significant improvement in business conditions, which has contributed to increased production, profitability and strong positive cash flow during each of the last two fiscal years. Tempering these improvements are the continuing logistical challenges that we, as well as the entire home furnishings industry, have faced resulting from COVID-19-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing order backlogs. We continue to focus on our inventory and supply chain management as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory shortage and obsolescence. We continue to produce approximately 75% of our products in our North American manufacturing facilities with the remaining 25% being imported. The receipt of inventory and raw materials imported improved during fiscal 2022 and we have begun to see relief from ocean freight capacity issues, which has resulted in moderate price decreases per shipping container. While we have started to see lower ocean freight container rates during the second half of fiscal 2022, we believe these rates will not return to pre-COVID-19 levels in the near-term.

Impact on Raw Material Prices. During fiscal 2022, the prices of raw materials we use in our upholstery manufacturing process, such as foam and springs, and in our case goods manufacturing process, such as logs and lumber, increased due to COVID-19 related supply chain challenges that limited supply during a time of higher demand for raw materials in various manufacturing sectors, including the home building and home furnishings industries due to increased consumer purchasing and inflationary cost pressure. The short-term dynamics of supply and demand due to the COVID-19 pandemic and a surge in new homes and renovations also resulted in lumber prices significantly increasing across North America. While we have seen certain raw material prices moderate during fiscal 2022, we expect raw material prices to remain at high levels in many categories due to price inflation and global supply chain complexities. In addition, as commodity prices (notably, fuel costs) remain elevated, we will continue to evaluate whether further price increases to our customers to offset these costs are warranted. To the extent that we experience further raw material price increases, we may increase our selling prices to offset the impact. However, increases in selling prices may not fully mitigate the impact of raw material cost increases which would adversely impact operating profits. We expect raw material prices to remain at historically high levels in many categories due to price inflation in our core materials and global supply chain complexities. We expect that COVID-19 related issues will continue to introduce uncertainty into many markets, especially with respect to freight and labor availability.

Impact on Backlog. During fiscal 2021, we experienced unprecedented demand driving a 31.7% increase in wholesale written orders, which outpaced production. The combination of increasing manufacturing production capacity with slowing consumer demand, resulted in our wholesale delivered shipments exceeding written orders during fiscal 2022, which reduced lead times between order and delivery. As a result, our wholesale backlog declined to $102.4 million as of June 30, 2022, down 14.7% from $120.0 million a year ago. However, due to the continued strong order demand, our current level of wholesale backlog still remains high when compared to historical levels. Wholesale order backlog is up 120.8% compared to June 30, 2019. We will continue to work through this existing order backlog during fiscal 2023, but are unable to reasonably predict the timing and size of reductions to our backlog.

Impact on Seasonality. During the last two fiscal years our sales volume and production schedules did not follow typical trends due to the impact of COVID-19. Beginning in the fourth quarter of fiscal 2020, COVID-19 led us to temporarily closing our retail design centers and most manufacturing facilities, which resulted in a significant decline in net sales that continued in the first quarter of fiscal 2021. After reopening all of our retail design centers and manufacturing facilities, we saw an increase in demand for our products and services. However, this increased demand was partially offset by supply chain disruptions and shipping container availability, which limited our ability to fully ramp up production and related sales throughout fiscal 2021. As a result of steps taken to increase our production capacity, our wholesale and retail segments both experienced their largest fiscal 2022 sales volume during the fourth quarter. Additionally, in fiscal 2023 we do not anticipate a return to historical pre-COVID-19 trends due to our high order backlog as of June 30, 2022. However, we do not expect this to be reflective of any long-term seasonal trends in the furniture industry or is an indicator that seasonal trends are permanently changing as it was primarily due to disruptions in the market caused by the COVID-19 pandemic.

Retention Credits. In taking advantage of the stimulus measures under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), during fiscal 2020, we recorded employee retention credits of $1.2 million representing eligible wages paid to employees affected by the cessation of our operations. No additional credits were taken during fiscal 2021 and 2022. We also elected to defer the employer-paid part of social security taxes beginning with pay dates on and after March 12, 2020. At June 30, 2021, we deferred a total of $3.9 million in employer-paid social security taxes, of which 50% was recorded on our consolidated balance sheet within Accounts payable and accrued expenses with the remaining balance in Other long-term liabilities because we were not required to pay any part of the deferred amount until December 31, 2021. The current portion of $1.9 million was subsequently paid in fiscal 2022. As of June 30, 2022 our remaining deferred employer-paid social security taxes was $1.9 million and reported within Accounts payable and accrued expenses in our consolidated balance sheet.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Continued Monitoring. Although we continue to actively manage the impact of COVID-19 and the prospect of continuing or future outbreaks, we are unable to predict the impact that the COVID-19 pandemic will have on our financial operations in the near- and long-term. We believe that we have a strong balance sheet with $121.1 million of cash and investments, no outstanding borrowings as of June 30, 2022, and a credit agreement that provides for a $125 million revolving credit facility, which we believe will provide sufficient liquidity to continue business operations in the long-term. We also continue to actively manage our global supply chain and manufacturing operations, which have been adversely impacted with respect to availability and pricing of raw materials and freight based on uncontrollable factors as well as COVID-19 related constraints on our manufacturing capacity as we continue to prioritize the health and safety of our associates. The need for, or timing of, any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus along with the adoption and continued effectiveness of vaccines, status of government orders, directives and guidelines, recovery of the business environment, global supply chain conditions, economic conditions, and consumer demand for our products, all of which are highly uncertain.

Product

We design and build the majority of the products we sell through the craftmanship of artisans in our North American plants. All of our products are Ethan Allen branded. Most upholstery frames are hand-assembled and stitching is guided by hand. All case goods frames are made with premium lumber and veneers. We use best-in-class construction techniques, including mortise and tenon joinery and four-corner glued dovetail joinery on drawers. These factors continue to define Ethan Allen, positioning us as a quality and fashion leader in the home furnishing industry.

During fiscal 2022, we introduced several new products in upholstery, home office, lighting, outdoor living, decorative accents and a new flooring program. This important facet of our vertically integrated business enables us to control the design specifications and establish consistent levels of quality across all our product programs. In addition to our seven United States manufacturing facilities, we have two upholstery manufacturing plants in Mexico and a case goods manufacturing facility in Honduras. We selectively outsource the remaining 25% of our products, primarily from Asia. We carefully select our sourcing partners and require strict compliance with our specifications, quality and social responsibility standards. We believe that our strategic investments in our manufacturing facilities balanced with outsourcing from foreign and domestic suppliers will enable us to accommodate any significant future sales growth and allow us to maintain an appropriate degree of control over cost, quality and service to our customers.

Projection

The interiors of our design centers are organized to facilitate display of our products, both in room settings that project the category lifestyle, and by product grouping to facilitate comparisons of the styles and tastes of our customers. To further enhance the experience, we use technology to expand the range of products viewed by including content from our website and 3D digital images in applications used on large touch-screen flat panel displays.

We opened multiple new design centers during fiscal 2022 that showcase the Company’s unique vision of American style while combining complimentary interior design services with technology. During fiscal 2022, we opened new design centers in Westport, CT and Walnut Creek, CA, which both project the variety of our styles of classic design with a modern perspective and empowers clients to work with its professional interior designers at fully equipped workstations, viewing both before-and-after photos and 3D floor plans of single rooms or even entire homes. Large, high-resolution screens bring digital design plans to life, so clients can preview an incredibly realistic version of their designed space before placing an order. Customers are also able to view hundreds of fabrics, leathers, finishes, and other customized options on site; from room plan to furniture details, the experience is personalized.

Raw Materials and Supply Chain

The principal raw materials we use in manufacturing are lumber, logs, veneers, plywood, hardware, glue, finishing materials, glass, steel, fabrics, leather, frames, foam and filling material. The various types of wood used in our products include cherry, ash, oak, maple, prima vera, African mahogany, birch, rubber wood and poplar. These raw materials used for manufacturing are for cover (primarily fabrics and leather), polyester batting and polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms and various other metal components for fabrication of product.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Fabrics and other raw materials are purchased both domestically and outside the United States. We purchase most of our cover in a raw state (fabric rolls or leather hides) from these suppliers, then cut and sew it into cover in our cut and sew facility in Mexico. We have no significant long-term supply contracts and believe we have sufficient alternate sources of supply to prevent significant long-term disruption in supplying our operations, despite the availability pressures of raw materials due to COVID-19, as described further below. Appropriate amounts of lumber and fabric inventory are typically stocked to maintain adequate production levels. We believe that our sources of supply for these materials are sufficient and that we are not dependent on any one supplier. If any of these suppliers experience financial or other difficulties, we believe we have alternative sources of supply to prevent temporary disruptions in our manufacturing process. We have been able to reduce our exposure to any one particular country or manufacturing hub through our unique vertical integration, which allows us to make approximately 75% of our products within our own North American manufacturing plants. This manufacturing structure leaves us with limited exposure to any one particular country on the other 25% that we import. We enter into standard purchase agreements with foreign and domestic suppliers to source selected products. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on our behalf. We select international partners who are as committed to quality and social responsibility as we are. We believe we maintain good relationships with our suppliers.

While we strive to maintain a number of sources for our raw materials, the impact of COVID-19 on raw materials and increased demand on our supply chain has created additional pricing and availability pressures. During fiscal 2022, the prices of materials we use in our upholstery manufacturing process, such as foam, plywood and springs, and in our case goods manufacturing process, such as logs, lumber and finishing materials, increased due to COVID-19 related supply chain challenges, higher demand for raw materials in manufacturing sectors, including the home furnishings industry, rapidly rising inflation, rising interest rates, geopolitical uncertainty and global unrest. Lumber prices and availability can also fluctuate over time based on various factors, including supply and demand and new home construction. The cost of some of our raw materials are also dependent on petroleum cost. Higher material prices, cost of petroleum, and costs of sourced products had an adverse effect on our fiscal 2022 margins.

While we experienced raw material price increases throughout fiscal 2022, we have begun to see more stabilization in many of our input costs. We expect to see further stability in the pricing of many input categories, however, due to continued price inflation and global supply chain complexities, we do not expect a material decrease or return to historical levels.

Imported Finished Goods

Imported finished goods represent approximately 25% of our consolidated sales and include the sale of home accents and certain case goods furniture. Accents include items such as window treatments and drapery hardware, wall décor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, wall coverings and home and garden furnishings. We use select suppliers primarily to leverage our buying power, to control quality and product flow, and because their capabilities align with our product design needs. If any of these suppliers experience financial or other difficulties, we believe we have alternative sources of supply to prevent temporary disruptions in our imported product flow.

The prices paid for these imported products, which include inbound freight, increased in fiscal 2022 compared with fiscal 2021, primarily due to constrained supply resulting from a combination of COVID-19, increased demand across the industry and higher shipping container costs, which were constrained during most of fiscal 2022. Elevated ocean freight container rates were from an imbalance in container supply driven by COVID-19 disruptions and elevated demand. However, during the fourth quarter of fiscal 2022, we started to see stabilization in container costs, and in some areas, moderate declines in prices per shipping container. The product pricing actions we took during fiscal 2022 on imported finished goods, including home accents and certain case goods, helped to offset higher overall product and freight costs associated with these categories. As we head into fiscal 2023, we will continue to manage and evaluate our logistics providers, but believe overall freight costs associated with imports will not return to pre-COVID-19 levels in the near-term due to continued inflationary pressures and heighted demand for shipping capacity.

Marketing

Celebrating 90 years of innovation, Ethan Allen’s marketing emphasizes our core brand values of quality and craftsmanship, combining personal service with technology, and a commitment to social responsibility. We amplify those values through our dynamic brand story told under the lifestyle of classics with a modern prospective. By adopting a fresh, ever-evolving creative approach, increasingly driven by digital strategies, we continue to broaden our reach and enhance desirability and visibility. Our combination of creative and analytics-driven strategies enables us to drive both new and repeat client traffic, to our design centers worldwide and to our website at ethanallen.com. Using our fully integrated customer relationship management system, we create personalized customer journeys, targeted communications, and retargeting campaigns. Our creative messaging is relevant and aspirational and conveyed through a variety of media, including digital marketing that includes social media and email marketing campaigns, direct mail, and local TV. Additionally, grassroots marketing is a critical initiative that is driven by our local design center teams. Taken together, these strategies help ensure that we are continuing to add to our client base while maintaining our existing relationships.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Once clients reach any point of purchase, we offer enticing financing options through the Ethan Allen Platinum Card, a third party-administered consumer credit program. Designed to make Ethan Allen accessible to everyone, the card continues to attract both new and recurring clients, driven by our strong financing programs, which has helped increase both conversion rates and average order size per transaction.

E-Commerce

We consider our website an extension of our retail design centers and not a separate segment of our business. Most clients will use the internet for inspiration and as a start to their shopping process to view products and prices. With so much of our product customizable, we encourage our website customers to get personal help from our interior design professionals either in person or by chatting online. We believe this complimentary direct contact with one of our interior design professionals, whether remotely or in-person, creates a competitive advantage through our excellent personal service. This enhances the online experience and regularly leads to internet customers becoming customers of our network of interior design centers.

Most recently, in June 2022, we debuted a state-of-the-art immersive Virtual Design Center, which showcases the timeless aesthetic of Ethan Allen’s vast product portfolio while fostering collaboration between our interior designers and their customers. The thousands of styles in our new Virtual Design Center strongly project classic design with a modern perspective, and the experience extends our commitment to combining personal interior design service with technology. Clients can access our home furnishings while either co-browsing live with an Ethan Allen designer or browsing on their own, at their own pace. Clients can view items in 3D, read product details, share, and save item lists, and utilize augmented reality views in their homes, either via a QR code on their desktop or directly when browsing on a mobile device. In addition, improved on-site search capabilities, expanded live chat services, online appointment booking capability, and product listing and display page enhancements continue to elevate the user experience.

Our website traffic significantly increased due to the COVID-19 pandemic as people spent more time in their homes. However, as fiscal 2022 progressed, we saw a shift in traffic, from our website to in-person at the design center. Our total e-commerce net sales remained less than 5% of our total consolidated net sales in all periods presented.

We plan to further invest in our digital footprint, including expanding the Virtual Design Center, in order to enhance our customer experience. We are also regularly improving our customers’ journey from the time they land on our Ethan Allen website to the delivery of their purchase through our white glove home delivery service. Our marketing teams remain focused on enhancing our digital outreach strategies to further increase traffic and keep our brand relevant.

The Client Experience

We have enhanced the client experience both in our design centers, as well as online by investing in digital design technologies over the past several years. EA inHome®, our augmented reality mobile app, empowers clients to preview Ethan Allen products in their homes, at scale, in a variety of fabrics and finishes. With the 3D Room Planner, our clients and designers generate both 2D floor plans and immersive, incredibly realistic 3D walk-throughs of the designs they create.  As previously discussed, the Virtual Design Center enables clients to shop within a virtual Ethan Allen showroom, receive detailed product information, and collaborate with an Ethan Allen designer within the virtual showroom. These technologies have been and will continue to be pivotal to our ability to offer clients a variety of touchpoints for design conversations; clients can easily work with designers in our design centers, at their homes, or online.

Segments

We have strategically aligned our business into two reportable segments: wholesale and retail. Our operating segments are aligned with how the Company, including our chief executive officer (defined as our chief operating decision maker), manages the business. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. This vertical structure enables us to offer our complete line of home furnishings and accents while better controlling quality and cost. We evaluate performance of the respective segments based upon net sales and operating income. Intersegment transactions result, primarily, from the wholesale sale of inventory to the retail segment, including the related profit margin. Financial information, including sales, operating income and long-lived assets related to our segments are disclosed in Note 19, Segment Information, of the notes to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Our wholesale segment’s net sales include sales to our retail segment, which are eliminated in consolidation, and sales to external customers (our independent retailers and other unaffiliated third parties). Our retail segment net sales accounted for 84.4% of our consolidated net sales in fiscal 2022. Our wholesale segment net sales accounted for the remaining 15.6%.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following charts depict net sales related to our two reportable segments.

Retail Segment

The retail segment, which accounted for 84.4% of net sales during fiscal 2022, sells home furnishings and accents to clients through a network of 141 Company-operated design centers. Ethan Allen design centers are typically located in busy retail settings as freestanding destinations or as part of town centers, lifestyle centers, and suburban shopping malls, and average approximately 14,500 square feet in size with 58% of them ranging between 10,000 and 20,000 square feet, 28% being less than 10,000 square feet and the remaining 14% being greater than 20,000 square feet. Over the past 10 years, 48% of our design centers are new or have been relocated as we continually evaluate our retail footprint. Other initiatives include regularly updating presentations and floor plans, strengthening the qualifications of our designers through training and certifications and combining technology with personal service in our design centers, which has also allowed us to reduce the size of our design centers. In the past five years, we have either opened or relocated a total of 18 new design centers with an average size of 8,900 square feet. These smaller footprint design centers reflect our shift from destination and shopping mall locations to lifestyle centers that better project our brand and offer increased traffic opportunities.

Our objective is to continue to develop and strengthen our retail network by expanding the Company-operated retail business through the repositioning and opening of new design centers, obtaining new and retaining independent retailers, encouraging such retailers to expand their business through the opening or relocation of new design centers with the objective of increasing the volume of their sales and further expanding our sales network through our independent design associates and realtor referral programs.

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

The retail segment’s product line revenue, expressed as a percentage of net sales during fiscal 2022, is comprised of approximately 53% in upholstered products, 27% case goods and the remaining 20% in home accents and other. In the last 12 months, we have seen a slight customer shift towards more upholstered products as the fiscal 2021 mix was 51% upholstered products, 28% case goods and 21% in home accents and other.

During fiscal 2022, we opened two new design centers (Westport, CT and Walnut Creek, CA), including one which was a relocation, and closed one design center. The geographic distribution of our retail design center locations is disclosed under Item 2, Properties, contained in Part I of this Annual Report on Form 10-K.

Wholesale Segment

The wholesale segment, which accounted for 15.6% of net sales during fiscal 2022, is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of our broad range of home furnishings and accents. Wholesale revenue is generated upon the sale and shipment of our products to our retail network of independently operated design centers, Company-operated design centers, and other third-party contract business customers. Our ten largest customers were all within our wholesale segment and accounted for 18% of sales within our wholesale segment during fiscal 2022 and 22% of sales during fiscal 2021. These customers were the United States government General Services Administration (“GSA”) and nine independent retailers. No single customer represented more than 5% of our consolidated net sales in fiscal 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale net sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities. The wholesale segment’s product line revenue, expressed as a percentage of net sales, is comprised of approximately 54% in upholstered products, 30% case goods and the remaining 16% in home accents and other. In the last 12 months, we have seen more wholesale sales of home accents primarily from increased imported product flow due to improvements in shipping container availability and improving lead times combined with growth within our contract business.

Our independent retailers are required to enter into license agreements with us, which authorize the use of certain Ethan Allen trademarks and require adherence to certain standards of operation, including a requirement to fulfill related warranty service agreements. We are not subject to any territorial or exclusive retailer agreements in North America.

The geographic distribution of manufacturing and distribution locations is disclosed under Item 2, Properties, contained in Part I of this Annual Report on Form 10-K.

Seasonality

We believe that the demand for home furnishings generally reflects sensitivity to overall economic conditions, including consumer confidence, discretionary spending, housing starts, sales of new and existing homes, housing values, the level of mortgage refinancing, debt levels, retail trends and unemployment rates. In a typical year, we schedule production to maintain consistent manufacturing activity throughout the year whenever possible. We typically shut down our domestic plants for one week at the beginning of each fiscal year to perform routine maintenance. For both our segments, historically, including in fiscal year 2022, no one particular fiscal quarter contributes more than 27% of annual sales volume, thus limiting our exposure to seasonality.

During the last two fiscal years, our sales volume and production schedules did not follow the aforementioned typical trends due to the impact of COVID-19. Since our retail locations and manufacturing facilities reopened by the first quarter of fiscal 2021, we have experienced heightened demand and in response, we took several actions to increase our production capacity throughout the last two fiscal years. As a result of these actions, our segments both experienced their largest fiscal 2022 sales volume during the fourth quarter. Further, due to our high backlog as of the end of fiscal 2022, we also do not anticipate typical sales trends during fiscal 2023. We do not expect that this impact is reflective of any long-term seasonal trends in the furniture industry or is an indicator that our trends are permanently changing.

For further discussion on the impact of COVID-19, refer to the Impact of COVID-19 on our Business section further above.

Backlog

We define backlog as any written order received that has not yet been delivered. Our wholesale backlog consists of written orders received from our retail network of independently operated design centers, Company-operated design centers, and contract business customers that have not yet been delivered. Our retail backlog is undelivered written orders associated with end retail customers. Stock replenishment orders not associated with a specific end customer are excluded from backlog. Our backlog fluctuates based on the timing of net orders booked, manufacturing production, the timing of imported product receipts, the timing and volume of shipments, and the timing of various promotional events. Historically, the size of our backlog at a given time varies and may not be indicative of our future sales, and therefore, we do not rely entirely on backlogs to predict future sales.

Increased manufacturing productivity and related shipments of products combined with the pace of written orders slowing led to improved delivery times and a reduction in wholesale backlog during fiscal 2022. Our wholesale backlog was $102.4 million as of June 30, 2022, down 14.7% from a year ago, but up 120.8% from June 30, 2019. The order backlog growth over 2019 was primarily due to demand significantly outpacing production along with pricing actions taken to mitigate the impact of rising raw material and freight costs. In the near-term, we remain focused on managing the business to work through our higher backlog and to service our customers.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

For further discussion on the material increase in backlog, refer to the Impact of COVID-19 on our Business section further above.

Distribution and Logistics

We distribute our products through three national distribution centers, owned by the Company, strategically located in North Carolina and Virginia. These distribution centers provide efficient cross-dock operations to receive and ship product from our manufacturing facilities and third-party suppliers to our retail network of Company and independently operated retail home delivery centers. Retail home delivery centers prepare products for delivery into customers’ homes. At June 30, 2022, our Company-operated retail design centers were supported by 17 Company-operated retail home delivery centers and 10 home delivery centers operated by third parties.

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

Human Capital Management

At June 30, 2022, our employee count totaled 4,239, with 3,039 employees in our wholesale segment and 1,200 in our retail segment. Our employee count grew 1.2% compared to June 30, 2021, with 48 net new employees in retail and 3 net new employees in our wholesale segment. The majority of our employees are employed on a full-time basis and we believe we maintain good relationships with our employees. None of our employees are represented by unions or collective bargaining agreements and we have not experienced any work stoppages. In managing our business, we focus on a number of key human capital measures and objectives, which are rooted in our core values and include the following items:

Culture and Values

Since our founding, we have aimed to build a collaborative culture that emphasizes treating people with dignity and respect while offering employees a variety of opportunities and experiences. As we celebrate 90 years of innovation, we believe the name “Ethan Allen” is well-known and highly regarded in the home furnishings marketplace. Our employees are vital to our success and are one of the main reasons we continue to execute at a high level. We believe our employees have an entrepreneurial spirit, a passion for style, a drive for excellence, outstanding communication skills and create a culture that embraces creativity, integrity, diversity, innovation and inclusion of people from all backgrounds. Our continued focus on making employee engagement a top priority will help us provide high quality products and services to our customers.

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

At Ethan Allen, we work every day to capitalize on the talents of women, promoting them to leadership positions in both our retail network and in our corporate management. Approximately 72% of management in our retail network and 25% of manufacturing and distribution leadership are women. At our Corporate headquarters, 47% of leadership are women.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Health and Safety

Ethan Allen is committed to protecting the health and safety of our employees. We care about our employee, customers, and the communities we serve. We have a strong safety program that focuses on implementing policies and training programs to ensure our employees can leave their job and return home safely, every day. This commitment and focus have enabled us to restart our business operations without sacrificing the safety of our employees and customers. During fiscal 2022 and in response to the COVID-19 pandemic, we adhered to local and federal health guidelines to implement our return-to-office and employee safety protocols.

In addition to our COVID-19 protections, which are discussed within the Impact of COVID-19 on our Business section further above, we have partnered with local communities in some of our North American manufacturing workshops to provide transportation to and from work and offer daily low-cost meals. In coordination with national healthcare systems for our manufacturing facilities outside of the United States, we provide on-site medical clinics staffed by a doctor and a team of experienced nurses, who also provide a pharmacy to prescribe over-the-counter medications. In addition to offering onsite medical care, we partner with local physicians to provide medical care for every associate’s family members.

Community Giving

Throughout our history, philanthropy has been a core value to Ethan Allen. We strive to develop exceptional programs based on partnerships where employees feel a sense of connection and pride in their communities and our mission is to enhance the quality of life in the communities in which we work and live. During fiscal 2022, we hosted multiple on-site clinics at our manufacturing plants located in Mexico and Honduras to keep our communities safe and these programs were critical in providing vaccine access. These types of actions helped Ethan Allen’s upholstery workshop in Mexico be named “Empresa Socialmente Responsible” (meaning “Socially Responsible Company,” which is based on norms of conduct on social and environmental issues) by the Mexican Center for Corporate Philanthropy and the Alliance for Corporate Social Responsibility. These organizations recognize corporate policies that promote a positive social impact in Mexico and Latin America.

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

Customer Financing Program

The Ethan Allen Platinum Card consumer credit program offers clients a menu of custom financing options. Financing offered through this program is administered by a third-party financial institution and is granted to our clients on a non-recourse basis to the Company. Clients may apply for an Ethan Allen Platinum Card at any participating design center or online at ethanallen.com. During fiscal 2022, we offered no-interest financing, which helped generate additional demand for our products. As we head into fiscal 2023, we will continue to evaluate the use of interest-free financing options and their related costs, given the recent rise in interest rates.

Competition

The home furnishings industry is a highly fragmented and competitive business. There has been growth from internet only retailers and those with a brick-and-mortar presence. We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We compete with numerous individual retail home furnishing stores as well as national and regional chains. We further believe that we are well-positioned to compete on the basis of each of these factors and that, more specifically under our vertical integration structure, our complimentary interior design service, direct manufacturing, a logistics network including white glove delivery service and relevant product offerings create a competitive advantage, further supporting our mission of providing customers with a complete home decorating and design solution. We also believe that we differentiate ourselves further with the quality of our interior design service through our extensive training programs and the caliber of our interior design professionals.

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

Intellectual Property

We currently hold, or have registration applications pending for, trademarks, service marks and copyrights for the Ethan Allen name, logos and designs in a broad range of classes for both products and services in the United States and in many foreign countries. In addition, we have registered, or have applications pending for certain of our slogans utilized in connection with promoting brand awareness, retail sales and other services and certain collection names. In addition, we have registered and maintain the internet domain name of ethanallen.com. We view such trademarks, logos, service marks and domain names as valuable assets and have an ongoing program to diligently monitor and defend, through appropriate action, against their unauthorized use. In connection with our on-going maintenance of our intellectual property. The Company routinely reviews the necessity for renewal as registrations expire.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Risks Related to the COVID-19 Pandemic

The global COVID-19 pandemic has, and could continue to have, a material adverse effect on our business and results of operations.

The ongoing global COVID-19 pandemic has impacted the world economy, increased volatility within the financial markets, disrupted international trade, increased labor wage rates and significantly impacted global supply chains, all of which have affected and continue to affect the home furnishings industry and the Company’s business.

In our action plan in response to COVID-19 that we announced on April 1, 2020, we took immediate action and made a number of adjustments to our business operations, but not limited to, temporarily closing our design centers and manufacturing plants, reducing our employee headcount, and curtailing certain operating expenses. Our approach to the COVID-19 pandemic continues to evolve as business trends have substantially improved as consumers have allocated more discretionary spending to home furnishings. We reopened all of our retail design centers and resumed our North American manufacturing. Temporary salary reductions were lifted, headcount increased and our Board of Directors reinstated the regular quarterly cash dividend.

Although most state and local governments have eased or lifted restrictions, it is possible that a resurgence in COVID-19 cases, particularly due to variants of COVID-19, could prompt a return to tighter restrictions in certain areas. There remains numerous uncertainties that have risen from the pandemic, including the severity and transmissibility of the disease, the duration of the outbreak, the emergence and spread of variants of concern, actions that may be taken by governmental authorities in response to the disease, the distribution, efficacy and public acceptance of vaccines, and economic impact of the foregoing.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The home furnishings industry has experienced strong consumer demand during the pandemic. The trend of “nesting” spending has generated additional consumer activity in our industry but has also significantly strained inventory production and supply chains. Recently, the COVID-19 pandemic has also resulted in rapidly increasing throughout the world, which has begun to affect the prices at which manufacturers charge home furniture retailers, as well as the prices that are charged to customers. To the extent such inflation continues, increases, or both, it may reduce our margins and have a material adverse effect on our financial performance. Additionally, the COVID-19 pandemic has caused our associates to follow health guidelines including the wearing of masks and practicing social distancing, and for some team members increased the use of remote work and video meetings, all which could negatively impact our business and harm productivity and collaboration.

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

Despite our efforts to manage various impacts, including on those associated with our supply chain, the availability and pricing of raw materials, the ability to service our significant backlog and the health and safety of our employees and customers, future adverse developments related to the ongoing COVID-19 pandemic, and the Russia/Ukraine conflict, including additional waves of COVID-19 outbreaks, evolving international, federal, state and local restrictions and safety regulations, changes in consumer behavior, health concerns, the pace of economic activity, or other similar issues could adversely affect our business, results of operations or financial condition in the future, or including our financial results and business performance. Therefore, we currently cannot estimate with any degree of certainty the potential impact to our financial position, results of operations and cash flows.

Changes in consumer spending due to COVID-19 has had, and may continue to have, a material adverse effect on our results of operations.

As a result of COVID-19, beginning in the second quarter of fiscal 2021, we experienced heightened demand, as more discretionary spending was allocated to the home furnishings industry which carried forward through much of fiscal 2022. However, as various COVID-related restrictions were lifted during fiscal 2022, and given the current geopolitical climate and rising inflation, we are unable to predict how long this demand will last or to what extent these factors may impact the economic and purchasing cycle for our products in the short and long term.

Any significant reduction in consumer willingness to visit our design centers, levels of consumer spending, employee willingness to work in our design centers, or additional closures of our design centers or distribution centers, due to COVID-19 or its related impact on the economy, consumer sentiment or health concerns, could result in a loss of revenues, profits, cash flows, and other materially impactful effects on our business and operations. In addition, as vaccines and other treatments for COVID-19 become available and the pandemic evolves, consumer behavior may continue to evolve or change, including spending more time away from home, and discretionary consumer spending on home furnishings may decrease. Any prolonged significant reduction in customer traffic and spending at our design center, caused directly or indirectly by COVID-19, could result in a loss of revenue and profits.

A resurgence of COVID-19 and resulting containment measures could negatively impact our ability to fulfill existing order backlog or cause changes in consumer demand, which could have a material adverse effect on our financial performance.

Although unable to predict with certainty, we expect decreases in wholesale and retail backlogs over the course of our fiscal 2023 year as a result of an anticipated lower rate of future incoming orders coupled with increased manufacturing and shipping activity. This pattern of manufacturing productivity outpacing incoming orders was first prevalent in our fourth quarter of fiscal 2022 and we expect this pattern to continue. However, if we are unable to reduce the backlogs and increase the speed of order fulfillment due to a resurgence of COVID-19 or otherwise, it is possible that some of our customers may begin to cancel existing orders and require refunds of deposits, which could have an adverse impact upon our liquidity and results of operations. While the home furnishings industry has fared much better during the pandemic than other sectors of the economy, continued economic weakness, the recent surge in COVID-19 cases and any containment measures to stop further spread may have an adverse impact upon our business. Furthermore, the economic recession brought on by the pandemic may eventually have an adverse impact on consumer demand for our products. Should these conditions persist for a prolonged period, this may have a continuing material adverse impact on our ultimate financial condition and liquidity.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A resurgence of COVID-19 could lead to temporary closures, including our distribution centers, which could have a material adverse effect on our business.

Although our distribution centers were fully operational throughout fiscal 2022 and as of the date of filing of this Annual Report on Form 10-K, governmental mandates from a resurgence in COVID-19 or illness or absence of a substantial number of distribution center employees could require that we temporarily close one or more of our distribution centers. A resurgence could also prohibit or significantly limit us, or our third-party logistics providers, from delivering to our customers and our design centers, which would complicate or prevent our fulfilling orders and would complicate or prevent our ability to supply merchandise to these design centers. Further, although we continue to implement strong physical and cyber-security measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyber-attacks and other disruptions due to the fact that a significant portion of our employees work remotely as a result of the ongoing COVID-19 pandemic, and we cannot be certain that our mitigation efforts will be effective.

We may require additional funding from external sources, which may not be available at the levels we require, or may cost more than we expect, and, as a consequence, our expenses and operating results could be negatively affected.

Our liquidity could be negatively impacted if the COVID-19 pandemic significantly hinders our ability to conduct our retail and manufacturing operations for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital and meet our financial obligations. Depending on the continued impact of the pandemic, further actions may be required to improve our cash position and capital structure.

We regularly review and evaluate our liquidity and capital needs. We believe that our available cash, cash equivalents, investments, cash flow from operations and revolving credit facility, will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, we might experience periods during which we encounter additional cash needs, and we might need additional external funding to support our operations.

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

On September 9, 2021, President Biden issued an executive order obligating parties that contract with the United States federal government to require their employees to be fully vaccinated against COVID-19, with limited exceptions for certain accommodations including medical disabilities or sincerely held religious beliefs. Currently, this executive order, as well as the subsequent guidance by the federal government, are facing legal challenges in federal courts. Due to our GSA contract, we are classified as a government contractor. Given current information and uncertainty surrounding if the mandates are legal and when they become effective, it is not possible to predict with certainty the impacts the mandates would have on us. While we are not presently required to comply with a vaccine mandate or submit to weekly COVID-19 testing, the implementation of any such federal mandate or other state or local mandate may result in increased costs, labor disruptions or employee attrition, which could be material as a substantial number of our employees are based in areas of the United States where vaccination rates are below the national average. If we lose employees as a result of these mandates, it will be difficult in the current competitive labor market to find qualified replacement employees, and this could have an adverse effect on future revenues and costs, which could be material. There could also be potential conflict with actions by certain states that are in conflict with the federal mandate. Accordingly, the federal mandate, or other mandates, if implemented, could have a material adverse effect on our business and results of operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Home Furnishings Industry Risks

Declines in certain economic conditions, which impact consumer confidence and consumer spending, could negatively impact our sales, results of operations and liquidity.

The home furnishings industry and our business are particularly sensitive to declines in general economic conditions and to uncertainty regarding future economic prospects, including the current and evolving negative economic impact of the COVID-19 pandemic. Our principal products are consumer goods that may be considered postponable purchases. Economic downturns and prolonged negative conditions in the economy could affect consumer spending habits by decreasing the overall demand for discretionary items, including home furnishings. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is limited, unemployment rates increase or there is uncertainty about future economic prospects. In addition, increases in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors also impact our business. We have seen negative effects on certain of these measures during fiscal 2022. Consumer spending could remain depressed for an extended time and improvement in our sales could lag behind a general economic recovery as consumers may postpone the purchase of relatively higher-cost discretionary items.

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

A majority of our business relies on physical design centers that merchandise and sell our products and a significant shift in consumer preference towards exclusively purchasing products online could have a materially adverse impact on our sales and operating margin. The COVID-19 pandemic accelerated the shift to online purchases by changing customer shopping patterns and behaviors, including decreased consumer willingness to visit physical retail locations. We are attempting to meet consumers where they prefer to shop by expanding our online capabilities and improving the user experience at ethanallen.com as well as at our new Virtual Design Center to drive more sales.

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence general consumer spending on discretionary items in particular. Factors influencing consumer spending include general economic conditions, consumer disposable income, fuel prices, recession and fears of recession, unemployment, war and fears of war, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, increased interest rates, sales tax rates and rate increases, inflation, civil disturbances and terrorist activities, foreign currency exchange rate fluctuations, consumer confidence in future economic and political conditions, natural disasters, and consumer perceptions of personal well‑being and security, including health epidemics or pandemics, such as the COVID-19 pandemic. Prolonged or pervasive economic downturns could slow the pace of new design center openings or cause current design centers to temporarily or permanently close. Adverse changes in factors affecting discretionary consumer spending have reduced and may continue to further reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Should current economic conditions weaken, the current rate of housing starts further decline, or rising inflation persist, consumer confidence and demand for home furnishings could deteriorate which could adversely affect our business through its impact on the performance of our Company-operated design centers, as well as on our independent licensees and the ability of a number of them to meet their obligations to us.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Our design centers are typically located in busy urban settings as freestanding destinations or as part of suburban strip malls or shopping malls, depending upon the real estate opportunities in a particular market. During fiscal 2023, we plan to open or relocate several design centers within the United States. Our business competes with other retailers and as a result, our success may be affected by our ability to renew current design center leases and to select and secure appropriate retail locations for existing and future design centers.

We have potential exposure to market risk related to conditions in the commercial real estate market. As of June 30, 2022, there were 141 Company-operated retail design centers averaging approximately 14,500 square feet in size per location. Of the 141 Company-operated retail design centers, 49 of the properties are owned and 92 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased design center locations and warehouse and distribution facilities. At June 30, 2022, the unamortized balance of such right-of-use assets totaled $100.8 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

Supply Chain Risks

Disruptions of our supply chain could have a material adverse effect on our operating and financial results.

Disruption of the Company’s supply chain capabilities due to trade restrictions, political instability, severe weather, natural disasters, public health crises such as the ongoing COVID-19 pandemic, terrorism, product recalls, global unrest, war, labor supply or stoppages, the financial and/or operational instability of key suppliers and carriers, or other reasons could impair the Company’s ability to distribute its products. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.

Supply chain management disruption has had, and could continue to have, a material adverse effect on our results of operations.

Supply chain challenges have been faced by the entire home furnishings industry, including the Company, as a result of labor shortages and supply chain disruptions. We continue to produce about 75% of our products in our North American manufacturing facilities. The other 25% is sourced primarily from Southeast Asia and China. During most of fiscal 2022, the receipt of inventory sourced from impacted areas was disrupted due to raw material shortages, ocean freight capacity issues and COVID-19 related delays. During the 2021 and 2022 fiscal years there was much greater demand for shipping, which has resulted in price increases per shipping container. Streamline ships are charging priority booking fees to allocate space as they have less ships and workers operating. While we have seen recent stabilization of container costs, and in some markets, a recent decrease in costs, there is no indication that shipping container rates will return to historical levels in the near-term and these elevated costs could have a material adverse effect on our consolidated results of operations. Furthermore, transportation delays, increases on shipping containers, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas, may impact our or our suppliers’ operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Fluctuations in the price, availability and quality of raw materials have resulted in increased costs and caused production delays which, if continued, could result in a decline in sales, either of which could materially adversely impact our earnings.

In manufacturing furniture, we use various types of logs, lumber, fabrics, plywood, frames, leathers, finishing materials, foam, steel and other raw materials. Although we have instituted measures to ensure our supply chain remains open to us, we experienced raw material supply chain challenges related to suppliers negatively impacted by COVID-19 shutdowns and shipping delays. These global supply chain challenges could continue and in turn materially adversely impact our manufacturing production and fulfillment of backlog. While we strive to maintain a number of sources for our raw materials, the impact of COVID-19 on raw materials and increased demand on our supply chain, has created additional pricing and availability pressures. During fiscal 2022, certain raw material prices, such as finishing material and plywood, significantly increased and in some instances, limited our production due to sourcing delays. Continued high raw material prices and costs of sourced products could have an adverse effect on our future margins. We expect raw material prices to remain at historically high levels in many categories during fiscal 2023 due to price inflation in certain raw materials and global supply chain complexities. COVID-19 related issues will continue to introduce uncertainty into many markets, especially with respect to freight and labor availability. To the extent that we experience incremental costs in any of these areas, we may increase our selling prices to offset the impact. However, increases in selling prices may not fully mitigate the impact of raw material cost increases which would adversely impact operating income.

Fluctuations in the price, availability and quality of imported finished goods have resulted in increased costs which, if continued, could materially adversely impact our earnings.

Imported finished goods represent approximately 25% of our consolidated sales. The prices paid for these imported products, which include inbound freight, increased in fiscal 2022 compared with fiscal 2021, primarily due to constrained supply resulting from a combination of COVID-19, increased demand across the industry and higher shipping container costs, which were constrained during most of fiscal 2022 . Elevated ocean freight container rates were from an imbalance in container supply driven by COVID-19 disruptions and elevated demand. However, during the fourth quarter of fiscal 2022, we started to see stabilization in container costs, and in some areas, small declines in prices per shipping container. To the extent that we experience incremental costs associated with imported finished goods in the near-term due to continued inflationary pressures and heightened demand for shipping capacity, we may increase our selling prices to offset the impact. However, increases in selling prices may not fully mitigate the impact of the cost increases which would adversely impact operating income.

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

We have a limited number of manufacturing sites in our case goods and upholstery operations and consolidated our distribution network into fewer centers for both wholesale and retail segments. Our upholstery operations consist of three upholstery plants in North Carolina and two plants in Mexico. The Company operates two manufacturing plants in Vermont and Honduras and one sawmill, one rough mill and one kiln dry lumberyard in support of our case goods operations. As a result of the consolidation of our manufacturing operations into fewer facilities, if any of our manufacturing sites experience significant business interruption, our ability to manufacture or deliver our products in a timely manner would likely be impacted. The consolidation to fewer locations has resulted in longer distances for delivery and could result in higher costs to transport products if fuel costs increase significantly.

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

If the Company's merchandise offerings do not meet applicable safety standards or consumers' expectations regarding safety, the Company could experience decreased sales, increased costs and/or be exposed to legal and reputational risk. Although we require that all of our vendors comply with applicable product safety laws and regulations, we are dependent on them to ensure that the products we buy comply with all safety standards. Events that give rise to actual, potential or perceived product safety concerns could expose the Company to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns or product recalls could negatively affect the Company's business and results of operations.

We may incur significant increased costs and become subject to additional potential liabilities under environmental and other laws and regulations aimed at combating climate change.

We believe it is likely that the increased focus by the U.S. and other governmental authorities on climate change and other environmental matters will lead to enhanced regulation in these areas, which could also result in increased compliance costs and subject us to additional potential liabilities. The extent of these costs and risks is difficult to predict and will depend in large part on the extent of new regulations and the ways in which those regulations are enforced. We operate and have manufacturing facilities in multiple regions across the globe, and the impact of additional regulations in this area is likely to vary by region. It is possible the costs we incur to comply with any such new regulations and implement our own sustainability goals could be material.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our goals and future disclosures related to Environmental, Social and Governance (“ESG”) matters may expose us to numerous risks, including risks to our reputation and stock price.

There has been an increased focus on our ESG practices within the general markets. We plan to establish goals and other objectives related to ESG matters. These goals will reflect our plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation, stock price, and results of operation. We could also incur additional costs and require additional resources to implement various ESG practices to make progress against our public goals and to monitor and track our performance with respect to such goals.

The standards for tracking and reporting on ESG matters are relatively new, have not been formalized and continue to evolve. Collecting, measuring, and reporting ESG information and metrics can be difficult and time consuming. Our selected disclosure framework or standards may need to be changed from time to time, which may result in a lack of consistent or meaningful comparative data from period to period. In addition, our interpretation of reporting frameworks or standards may differ from those of others and such frameworks or standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.

Our ability to achieve any ESG-related goal or objective is subject to numerous risks, many of which are outside of our control, including: the availability and cost of low-or non-carbon-based energy sources and technologies, evolving regulatory requirements affecting ESG standards or disclosures, the availability of vendors and suppliers that can meet our sustainability, diversity and other standards, and the availability of raw materials that meet and further our sustainability goals. If our ESG practices do not meet evolving standards or our goals, then our reputation, our ability to attract or retain employees and our competitiveness, including as an investment and business partner, could be negatively impacted. Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current customers and investors may elect to do business with our competitors instead, and our ability to attract or retain employees could be negatively impacted. Our failure, or perceived failure, to pursue or fulfill our goals, targets, and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also expose us to government enforcement actions and private litigation.

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

Further, information systems of our suppliers or service providers may be vulnerable to attacks by hackers and other security breaches, including computer viruses and malware, through the internet, email attachments and persons with access to these information systems. If our suppliers or service providers were to experience a system disruption, attack or security breach that impacts a critical function, it could result in disruptions in our supply chain, the loss of sales and customers, potential liability for damages to our customers, reputational damage and incremental costs, which could adversely affect our business, results of operations and profitability.

Successful cyber-attacks and the failure to maintain adequate cyber-security systems and procedures could materially harm our operations.

Cyber-attacks designed to gain access to and extract sensitive information or otherwise affect or compromise the confidentially, integrity, and availability of information, including phishing attempts, denial of service attacks, and malware or ransomware incidents, have occurred over the last several years at a number of major U.S. companies and have resulted in, among other things, the unauthorized release of confidential information, material business disruptions, and negative brand and reputational impacts. Despite widespread recognition of the cyber-attack threat and improved data protection methods, cyber-attacks on organizations continue to be sophisticated, persistent, and ever-changing, making it difficult to prevent and detect these attacks. Similar to many other retailers, we receive and store certain personal information about our employees and vendors. Additionally, we rely on third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and we supply such third-party providers with the personal information required for those services.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Changes in the political environment in the United States may require us to modify our current business practices. Because we manufacture components and finished goods in Mexico and Honduras and purchase components and finished goods manufactured in foreign countries, we are subject to risks relating to increased tariffs on United States imports, and other changes affecting imports. We may not be able to fully or substantially mitigate the impact of tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could negatively impact customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Ethan Allen’s 144,000 square foot corporate headquarters building, located at 25 Lake Avenue Ext. in Danbury, Connecticut, is owned by the Company.

Wholesale Segment. As of June 30, 2022, we operate ten manufacturing facilities located in the United States, Mexico and Honduras. These facilities are owned by the Company and include five case goods plants (including one sawmill, one rough mill and one kiln dry lumberyard) totaling 1,306,000 square feet and five upholstery plants totaling 1,308,000 square feet. Three of our case goods manufacturing facilities are located in Vermont, one is in Honduras and one is in North Carolina. We have three upholstery manufacturing facilities in North Carolina and two in Mexico.

Our wholesale segment also owns and operates three national distribution and fulfillment centers, which are a combined 1,175,000 square feet. Our distribution facilities are located in North Carolina and Virginia.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail Segment. As of June 30, 2022, there were 141 Company-operated retail design centers totaling 2,043,000 square feet and averaging approximately 14,500 square feet in size per location. Of the 141 Company-operated retail design centers, 49 of the properties are owned and 92 are leased. We also own three and lease 14 retail home delivery centers, totaling approximately 885,000 square feet. Our retail home delivery centers are located throughout the United States and Canada and serve to support our various retail design centers.

The location activity and geographic distribution of our retail network for fiscal years ended June 30, 2022 and 2021, respectively, are as follows:

	Fiscal 2022			Fiscal 2021
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	161	141	302	160	144	304
New locations	7	2	9	18	3	21
Closures	(13)	(2)	(15)	(17)	(6)	(23)
Transfers	-	-	-	-	-	-
Balance at June 30	155	141	296	161	141	302
Relocations (in new and closures)	-	1	1	-	2	2

Retail Design Center geographic locations:
United States	33	137	170	34	136	170
Canada	-	4	4	-	5	5
China	105	-	105	109	-	109
Other Asia	11	-	11	11	-	11
Europe	1	-	1	1	-	1
Middle East	5	-	5	6	-	6
Total	155	141	296	161	141	302

We believe that all our properties are well maintained, in good condition, are being used productively and are adequate to meet our requirements for the foreseeable future. During fiscal 2022, we further strengthened our vertically integrated enterprise and increased the number of our manufacturing facilities in North Carolina through the purchase of certain property, plant and equipment of Dimension Wood Products, Inc. Founded in 1981 and located in Claremont, North Carolina, Dimension Wood Products, Inc. is a manufacturer of wood frames and machined parts used in upholstery manufacturing and will help us to further increase our control over raw materials, purchased parts, and labor costs while maintaining our high-quality standards.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

INFORMATION ABOUT EXECUTIVE OFFICERS

Listed below are the names, ages and current positions of our executive officers and, if they had not held those position for the past five years, their former positions during that period with Ethan Allen or other companies. This information is presented as of August 29, 2022, the date of this Annual Report on Form 10-K.

M. Farooq Kathwari*, age 78

●	Chairman of the Board, President and Chief Executive Officer since 1988

Ashley Fothergill, age 52

●	Senior Vice President, Merchandising since March 2022
●	Vice President, Accents Merchandising since October 2021
●	Joined the Company in March 2020 as Senior Director, Accents
●	Prior to joining Ethan Allen, he was Creative Director at Hudson Valley Lighting from 2018 to 2020
●

Previously held senior product design and merchandising roles in a number of leading enterprises including Vice President of Design for Ralph Lauren Home, Director of Product Development for Williams-Sonoma and President at Gracious Home

Amy Franks, age 48

●	Executive Vice President, Retail Network and Business Development since December 2021
●	Senior Vice President, Retail since March 2021
●	Joined the Company as Vice President, Retail in January 2021
●	Previously held senior retail leadership position at Bassett Furniture Industries, Inc. from 2019 to 2021
●	Prior to joining Bassett in 2019, she was Vice President, Retail at Ethan Allen since 2013

Eric D. Koster, age 75

●	Vice President, General Counsel and Secretary since April 2013
●	Private practice prior to joining the Company in April 2013

Matthew J. McNulty, age 43

●	Senior Vice President, Chief Financial Officer and Treasurer since December 2021
●	Vice President, Finance and Treasurer from February 2020 to December 2021
●	Joined the Company in February 2019 as Vice President, Corporate Controller
●	Prior to joining Ethan Allen, he was Senior Vice President, Controller and Principal Accounting Officer of FactSet Research Systems from 2005 to 2019

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information, Holders of Record, Dividends, Securities Authorized for Issuance and Stock Performance Graph

Market Information. Ethan Allen common stock is traded on the New York Stock Exchange (the “NYSE”) under ticker symbol “ETD”. On August 16, 2021, the Company changed its ticker symbol from “ETH” to “ETD”, using the “D” for Design, which is reflective of our focus on interior design and the personal services of our design professionals throughout our global retail network of design centers.

Holders of Record. As of August 19, 2022, there were 279 shareholders of record of our common stock, including Cede & Co., the nominee of the Depository Trust Company. However, because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends. In August 2021 we paid a special cash dividend of $0.75 per share. In November 2021, the Board of Directors increased the regular quarterly cash dividend of $0.25 by 16% to $0.29 per share and in April 2022 the dividend was increased again by 10% to $0.32 per share. In addition to the special cash dividend of $0.75 per share paid during August 2021, we paid four regular quarterly cash dividends during fiscal 2022. Total cash dividends paid to shareholders in fiscal 2022 was $1.90 per share and totaled $48.3 million. Although we expect to continue to declare and pay comparable quarterly cash dividends for the foreseeable future, the payment of future cash dividends is within the discretion of our Board of Directors and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants that includes limitations on our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans. Refer to Part III of this Annual Report on Form 10-K.

Stock Performance Graph. The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in our common stock, the S&P 500® Index and the Dow Jones U.S. Furnishings Index on June 30, 2017. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on June 30, 2022. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

Company/Index/Market	2017	2018	2019	2020	2021	2022
Ethan Allen Interiors Inc.	$100.00	$75.85	$65.20	$36.63	$85.45	$62.57
S&P 500 Index	$100.00	$112.17	$121.39	$127.93	$177.33	$156.20
Dow Jones U.S. Furnishings Index	$100.00	$81.44	$72.97	$66.29	$108.14	$77.30

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

There were no sales of unregistered equity securities during fiscal 2022.

(c)	Purchases of Equity Securities by the Issuer

We did not repurchase any shares of our outstanding common stock during the fourth quarter of fiscal 2022 under the Share Repurchase Program. At June 30, 2022, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to the Share Repurchase Program. In the future we may from time to time make repurchases in the open market and through privately negotiated transactions, subject to market conditions, including pursuant to our previously announced Share Repurchase Program. There is no expiration date on the repurchase authorization.

ITEM 6.     [RESERVED]

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

Impact of COVID-19 on our Business

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

Executive Overview

Who We Are. Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality and personalized service. We provide complimentary interior design service to our clients and sell a full range of home furnishing products through a retail network of design centers located throughout the United States and abroad as well as online at ethanallen.com. Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of June 30, 2022, the Company operates 141 retail design centers; 137 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the United States, two upholstery manufacturing plants in Mexico and one case goods manufacturing plant in Honduras. Approximately 75% of our products are manufactured or assembled in the North American plants. We also contract with various suppliers located in Europe, Asia and other various countries to produce products that support our business.

Business Model. Ethan Allen has a distinct vision of American style, rooted in the kind of substance that we believe differentiates us from our competitors. Our business model is to maintain continued focus on (i) providing relevant product offerings, (ii) capitalizing on the professional and personal service offered to our customers by our interior design professionals, (iii) leveraging the benefits of our vertical integration including a strong manufacturing presence in North America, (iv) regularly investing in new technologies across key aspects of our vertically integrated business, (v) maintaining a strong logistics network, (vi) communicating our messages with strong advertising and marketing campaigns, and (vii) utilizing our website, ethanallen.com, as a key marketing tool to drive traffic to our retail design centers.

Our competitive advantages arise from:

●	offering a wide array of custom made-to-order products across upholstery, case goods, and accent product categories;
●	complimentary design service of our interior design professionals combined with technology;
●	our North American manufacturing workshops providing customization capabilities and high-quality products of the finest craftsmanship;

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

●	our strong retail network, both of Company-operated locations and independent licensees;
●	our logistics network of national distribution centers and retail home delivery centers providing white-glove home delivery service; and
●	our continued ability to leverage our vertically integrated structure.

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

Product Offering Introductions. New product offerings continue to evolve and transform to meet the changing demands and tastes of our customers. Our offerings are focused on the three key lifestyles of Timeless & Refined, Carefree & Relaxed and Livable Modern. The majority of the products we sell are built by artisans in our North American plants using best-in-class construction techniques, which we believe positions Ethan Allen as a quality and fashion leader in the home furnishing industry. We design and build the majority of the products we sell, which is an important facet of our vertically integrated business as it enables us to control the design specifications and establish consistent levels of quality across all our product programs. During fiscal 2022, we introduced several new products in upholstery, home office, lighting, outdoor living, decorative accents and a new flooring program. A year ago we strengthened our living and dining room categories along with new bedding and mattress offerings, by introducing new products and styles. In addition, our outdoor product category offerings continue to be enhanced. To facilitate a strong projection of our product offerings, the interior of our design centers are organized, both in room settings that project the category lifestyle, and by product grouping to facilitate comparisons of the styles and tastes of our customers. To further enhance the experience, we use technology to expand the range of products viewed by including content from our website and 3D digital images in applications used on large touch-screen flat panel displays.

Fiscal 2022 Financial Year in Review. As we celebrate our ninth decade as innovative interior designers, manufacturers and retailers, we remain focused on constant reinvention and maintaining an entrepreneurial attitude. We believe our vertically integrated business is key to our success and continues to produce positive results and position us for future growth. In what was a dynamic and volatile fiscal year marked by rising costs and global supply chain challenges, we delivered strong sales growth and record earnings for the full fiscal 2022 year. We continue to develop relevant product offerings, of which about 75% are made in our North American manufacturing workshops.

During fiscal 2022, we executed on several key initiatives, including: introduced new product offerings in many areas including upholstery, home office, lighting, outdoor living, decorative accents and a new flooring program; expanded our upholstery manufacturing in North Carolina; opened multiple new design centers that project our unique vision of American style while combining complimentary interior design services with technology; celebrated our 90 years of innovation by holding a virtual convention under the theme of “Vertical Integration: the Key to Our Service”; launched the state-of-the-art immersive 3D Virtual Design Center which showcases our vast product portfolio while fostering collaboration between interior designers and clients; reaffirmed our commitment to maintain and grow our North American manufacturing including wage increases and the creation of new jobs; increased our regular quarterly cash dividend by 16% in November 2021 and then another 10% in April 2022; and paid a special cash dividend of $0.75 per share in August 2021.

During fiscal 2022 year we continued to benefit from consumer focus on the home since the onset of the COVID-19 pandemic created strong demand for our product offerings and interior design services. Through the collective efforts of our associates, the Company was able to execute on many initiatives that helped lead to strong full year fiscal 2022 results. Many of the changes implemented in recent years, such as manufacturing and optimization initiatives, reductions in employee headcount, increased use and leverage of technology and the elimination of non-essential spending, have allowed us to control expenses and improve our operating leverage. We expanded manufacturing production capacity during fiscal 2022, which is now above pre-COVID-19 pandemic levels, and helped us significantly improve delivery lead-time and reduce our high backlogs. Our custom upholstery products, made in our North American workshops, ship in about 6 weeks, as compared to 14 weeks a year ago. Our wood products, made in our North American workshops, now average about 14 weeks as compared to 16 weeks a year ago. This helped reduce our wholesale backlog to $102.4 million as of June 30, 2022, down 14.7% from a year ago. We continue to work through our existing order backlog, but are unable to reasonably predict the timing and size of reductions to our backlog.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

For the full fiscal 2022 year, we delivered consolidated net sales growth of 19.4%, an operating margin of 16.9%, diluted earnings per share (“EPS”) of $4.05, cash from operations of $69.4 million and returned $48.3 million to shareholders through cash dividends. While our retail segment written orders were down 4.6% compared to a strong fiscal 2021, retail orders were up 14.9% compared to fiscal 2019 (prior to the start of the COVID-19 pandemic). Wholesale segment written orders were lower by 0.5% compared to fiscal year 2021, but up 7.6% compared with fiscal 2019. The positive net sales growth within both our wholesale and retail segments combined with our ability to operate more efficiently through the use of technology and reduced headcount (when compared to pre-COVID-19 pandemic levels) helped us expand consolidated gross margin, operating margin and diluted earnings per share. We ended the fiscal 2022 year with a strong balance sheet, including cash and investments of $121.1 million as of June 30, 2022 compared to $104.6 million as of June 30, 2021. Our ending inventory balance of $176.5 million was up 22.6% over last year in order to further support higher levels of production and help protect against future supply chain disruptions and price increases. Customer deposits from written orders totaled $121.1 million at June 30, 2022 a decrease of $9.6 million compared to fiscal 2021 due to increased manufacturing capacity and related deliveries combined with the pace of written orders slowing. Our Board increased our regular quarterly cash dividend twice during the fiscal year and paid a special cash dividend, bringing the total amount of dividends paid to $48.3 million in fiscal 2022. As of June 30, 2022, our employee count was 4,239, up 1.2% in the past 12 months, as we further strengthen our manufacturing and retail teams.

Vertical Integration. Our vertical integration is a competitive advantage for us. Our North American manufacturing and logistics operations are an integral part of an overall strategy to maximize production efficiencies and maintain this competitive advantage. In recent years, we have executed on key initiatives to further optimize our manufacturing and logistics, including converting our Old Fort, North Carolina case goods manufacturing operations into a national distribution center, expanding our existing Maiden, North Carolina manufacturing campus and most recently consolidating our Atoka, Oklahoma distribution center operations into our Old Fort, North Carolina facility.

Ukraine/Russia Conflict. We are closely monitoring the current and potential impact of the Russian invasion of Ukraine on our business, our employees and our customers. We have taken all necessary steps to ensure compliance with all applicable regulatory restrictions on international trade and financial transactions. We have no offices in Russia or Ukraine, but are monitoring the regional and global ramifications of the unfolding events in the area. At this time, we have not had and do not anticipate a significant impact to our future results of operations.

Fiscal 2023 and Beyond. As we celebrate 90 years of innovation, we remain focused on constant reinvention and maintaining an entrepreneurial attitude. In the near-term, we remain focused on managing the business to work through higher backlog at the end of our fiscal year and to service our customers. We believe we are well-positioned to maximize our opportunities during fiscal 2023 with our relevant product offerings, our advantage of vertical integration, our North American manufacturing plants, our interior design focused retail network, a strong logistics network and a healthy balance sheet, while recognizing the impact of a slower economy and continued inflation.

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data).

	Fiscal Year Ended June 30,
	2022	% of Sales	% Chg	2021	% of Sales	% Chg	2020	% of Sales	% Chg
Net sales	$817.8	100.0%	19.4%	$685.2	100.0%	16.2%	$589.8	100.0%	(21.0%)
Gross profit	$484.7	59.3%	23.3%	$393.1	57.4%	21.7%	$323.1	54.8%	(21.1%)
Adjusted gross profit(1)	$484.7	59.3%	23.1%	$393.7	57.5%	19.8%	$328.6	55.7%	(20.2%)
Operating income	$138.3	16.9%	78.9%	$77.3	11.3%	427.8%	$14.6	2.5%	(56.9%)
Adjusted operating income(1)	$134.2	16.4%	67.1%	$80.3	11.7%	370.6%	$17.1	2.9%	(69.0%)
Net income	$103.3	12.6%	72.1%	$60.0	8.8%	574.2%	$8.9	1.5%	(65.4%)
Adjusted net income(1)	$100.3	12.3%	67.0%	$60.1	8.8%	344.5%	$13.5	2.3%	(67.5%)
Diluted EPS	$4.05		70.9%	$2.37		597.1%	$0.34		(64.6%)
Adjusted diluted EPS(1)	$3.93		65.8%	$2.37		355.8%	$0.52		(66.7%)
Cash flow from operating activities	$69.4		(46.6%)	$129.9		146.5%	$52.7		(4.6%)
Return on equity	26.4%			17.7%			3.9%
Wholesale written orders			(0.5%)			31.7%			(17.9%)
Retail written orders			(4.6%)			47.7%			(18.4%)

(1)

Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. generally accepted accounting principles (“GAAP”) to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table shows selected design center location information.

	Fiscal 2022			Fiscal 2021
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	161	141	302	160	144	304
New locations	7	2	9	18	3	21
Closures	(13)	(2)	(15)	(17)	(6)	(23)
Transfers	-	-	-	-	-	-
Balance at June 30	155	141	296	161	141	302
Relocations (in new and closures)	-	1	1	-	2	2

Retail Design Center Geographic locations:
United States	33	137	170	34	136	170
Canada	-	4	4	-	5	5
China	105	-	105	109	-	109
Other Asia	11	-	11	11	-	11
Europe	1	-	1	1	-	1
Middle East	5	-	5	6	-	6
Total	155	141	296	161	141	302

Results of Operations

For an understanding of the significant factors that influenced our financial performance in fiscal 2022 compared with fiscal 2021, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented under Item 8 in this Annual Report on Form 10-K. Refer to Results of Operations under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 19, 2021, for an analysis of the fiscal year 2021 results as compared to fiscal year 2020.

Fiscal 2022 Compared to Fiscal 2021

(in thousands)	Fiscal Year Ended
	June 30,
	2022	2021	% Change
Consolidated net sales	$817,762	$685,169	19.4%
Wholesale net sales	$483,842	$413,076	17.1%
Retail net sales	$689,884	$554,971	24.3%
Consolidated gross profit	$484,706	$393,107	23.3%
Consolidated gross margin	59.3%	57.4%

Consolidated net sales were $817.8 million, an increase of 19.4% compared to the prior year period. Net sales increased by 17.1% within our wholesale segment and by 24.3% in the retail segment. While the pace of demand has slowed compared to last year, we experienced strong demand for our products in fiscal 2022, and although wholesale written orders declined 0.5% compared to fiscal 2021, they are above pre-pandemic levels. Throughout fiscal 2022, we increased manufacturing production and inventory levels as well as took pricing actions to counteract rising material and freight costs. These efforts along with increasing receipt of offshore products and a strong backlog led to higher deliveries and when combined with the prior year impact from the COVID-19 pandemic, which negatively impacted our ability to deliver product to customers in 2021, helped grow consolidated net sales in 2022 by 19.4%. However, supply and labor constraints continued to create challenges, especially during the first two quarters of our fiscal 2022 year. In addition, we experienced an increase in our manufacturing productivity in 2022, as well as an increase in imported products and raw materials from a higher volume of shipping container receipts, which supported our sales growth in 2022, including a 28.8% sales growth in the fourth quarter of fiscal 2022 compared to fourth quarter 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale net sales increased 17.1% to $483.8 million primarily due to a 25.8% increase in intersegment sales to our Company-operated design centers combined with 16.5% increase in contract sales partially offset by lower sales to independent licensees. Excluding intersegment sales to our retail segment, wholesale net sales decreased due to lower independent licensee sales. The 16.5% increase in our contract business sales was primarily from the General Services Administration (“GSA”), an independent agency of the United States government. During fiscal 2022, we have seen strong order growth from the GSA and when combined with high backlog and increased production, led to an increase in net sales during the period. Written orders from our GSA contract increased 50.4% during fiscal 2022 compared with a year prior. Our international net sales were down 28.3% primarily due to a reduction in net sales to China while our net sales to our independent North American retail network were down 6.9% primarily from a reduction in the number of licensee locations and economic uncertainty. Our sales to international independent licensees represented 2.6% of total wholesale net sales in 2022 compared to 4.3% in the prior year period.

We track and disclose wholesale written orders, which represent orders booked through all of our channels. Written orders help show the current pace or trend of customer transactions. The lag time between customers placing orders and delivery grew in fiscal 2021 due to demand outpacing shipments. However in fiscal 2022, primarily due to our increase in manufacturing productivity, net shipments outpaced customer demand, which led to a decrease in wholesale backlog. Written orders are intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.

Wholesale orders were down 0.5% in fiscal 2022 compared with fiscal year 2021, but up 7.6% compared to fiscal 2019. When compared to fiscal 2021, wholesale orders during fiscal 2022 from our Company-operated design centers decreased 3.6%, our independent North American retail network decreased 8.8% and our international dealers decreased 40.3%. After the reopening of all our retail design centers in early fiscal 2021, we experienced a significant increase in demand leading to a strong, but difficult fiscal 2021 prior year comparison. International orders were impacted by a 55.8% reduction in orders received from China during fiscal 2022, mainly from prolonged COVID-19 related lockdowns, the imposition of tariffs by China and the economic uncertainty surrounding the international trade disputes. Partially offsetting these decreases was a 63.2% increase in orders received during fiscal 2022 from our contract business, including from the GSA. When compared to fiscal 2019 (pre-pandemic levels), written orders from our Company-operated design centers were up 12.1% and our contract business orders were 48.2% higher while our independent North American retail network decreased by 5.3% and international retailers were down 57.6%. Existing wholesale order backlog decreased in the last 12 months, which we attribute to the higher level of manufacturing productivity and related shipments of product. We ended the fiscal 2022 year with wholesale backlog of $102.4 million, down 14.7% from fiscal 2021 but still up $56.0 million or 120.8% from June 30, 2019. The number of weeks of wholesale backlog as of June 30, 2022 was down 33% compared to last year, with the most notable improvements seen within upholstery and case goods as production continues to ramp up and recently exceeded pre-COVID-19 levels. In the near-term, our teams are effectively managing the business to work through the higher order backlog and to service our customers.

Retail net sales from Company-operated design centers increased 24.3% to $689.9 million compared with the prior year period. There was a 24.6% increase in net sales in the United States, while sales from our Canadian design centers increased 14.7%. The growth in retail net sales of 24.3% was primarily due to the higher volume of deliveries from increased manufacturing production, product price increases enacted over the past 12 months, increased premier home delivery revenue, strong backlog and the prior year being negatively impacted by production delays as a result of the COVID-19 pandemic. As noted earlier, after the reopening of all our retail design centers in early fiscal 2021, we experienced a significant increase in demand that moderated in fiscal 2022. As a result, retail written orders declined 4.6% year over year, however they increased 14.9% compared to fiscal 2019. Partially offsetting the strong retail net sales was lower e-commerce business, down 38.1% year over year, continuing the shift back to traffic within the design centers. We remain focused on growing our same-store sales through improved execution at the design center level as well as opening new design centers, primarily in markets that can be serviced through our regional distribution centers, where we see opportunity for growth. As of June 30, 2022, there were 141 Company-operated design centers, the same as last year. We plan to open multiple new design centers during fiscal 2023.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated gross profit increased 23.3% to $484.7 million compared with the prior year period due to sales growth within both our wholesale and retail segments, a change in the sales mix, recent product pricing actions taken, higher manufacturing production, benefits realized from the ongoing manufacturing and logistics optimization project and a favorable product mix partially offset by higher input costs. Wholesale gross profit increased 10.4% due to a 17.1% increase in wholesale net shipments, efficiencies gained from higher manufacturing production levels, product pricing actions taken, and benefits being realized from the previously executed optimization of manufacturing and logistics initiatives. While each product category within wholesale (upholstery, case goods and home accents) expanded gross profit during fiscal 2022, wholesale gross margin declined due to the higher raw material and freight costs. Our inability to keep pace with inflationary pressures negatively impacted our wholesale gross profit during the first half of fiscal 2022 as we saw significant raw material and freight cost increases. In particular, the price of raw materials involved with upholstery manufacturing, including plywood, foam, frames and fabric, continued to escalate in price over the past twelve months. To help minimize impacts from increasing costs, we believe we have taken necessary pricing actions to align our invoice price more closely with our production costs. These pricing actions combined with raw material and freight cost stabilization in the second half of fiscal 2022 helped grow gross profit for the full fiscal 2022 year. Retail gross profit was up due to a 24.3% increase in net shipments combined with a 240-basis point improvement in gross margin from a favorable change in product mix, higher premier home delivery revenue, an increase in average ticket sale, product pricing actions taken and less clearance sales partially offset by promotional fees from financing promotions.

Consolidated gross margin was 59.3% compared with 57.4% a year ago due to a change in the sales mix, a favorable product mix, product pricing actions and higher manufacturing productivity partially offset by higher wholesale input costs. Benefits realized from increased productivity from the ongoing manufacturing and logistics optimization helped to minimize margin pressure from rising freight and raw material costs. Retail sales, as a percentage of total consolidated sales, were 84.4% in the current year, up from 81.0% in the prior year period, which positively affected consolidated gross margin. We expect this higher percentage of retail sales to consolidated sales to moderate towards normalized historical levels as we increase delivery of the high wholesale order backlog, including a high contract business backlog. We expect our margins to moderate and range between 56.0% to 58.0% due to rising inflation and a return of our sales mix to more historical norms.

(in thousands)	Fiscal year Ended
	June 30,
	2022	2021	% Change
Selling, General & Administrative (“SG&A”) expenses	$350,917	$313,411	12.0%
Restructuring and other impairment charges, net of gains	$(4,461)	$2,411	n/a
Consolidated operating income	$138,250	$77,285	78.9%
Consolidated operating margin	16.9%	11.3%
Wholesale operating income	$63,930	$52,281	22.3%
Retail operating income	$80,496	$28,824	179.3%

SG&A expenses increased to $350.9 million, or 42.9% of net sales, compared with $313.4 million, or 45.7% of net sales in the prior year period. SG&A expenses, when expressed as a percentage of sales, decreased 280 basis points in fiscal 2022, compared with the prior year, primarily due to higher sales volume relative to fixed costs. SG&A expenses were up 12.0% while consolidated net sales grew at a much faster rate of 19.4%, which led to improved operating leverage at both the retail and wholesale segment. The 12.0% increase in SG&A expenses was primarily driven by higher selling costs of 17.9% and a 3.6% increase in general and administrative expenses. Retail selling expenses were up 20.5% due to the 24.3% increase in net sales, which drove higher delivery costs as well as increased variable compensation. Wholesale selling costs, which includes logistics, grew by 11.4% as fuel and freight costs increased from higher sales volumes and rising commodity prices. These selling costs were partially offset by a reduction in marketing spend. During fiscal 2022, we reduced our advertising in various mediums including national television and regional radio markets, thereby reducing our overall advertising spend compared to the prior year. However, through our digital campaigns, we have substantially increased our digital marketing outreach, which helped us reach more households through the publication of digital magazines. General and administrative expenses increased 3.6% during fiscal 2022 primarily due to higher compensation from additional headcount, increased occupancy and maintenance costs, additional office expenses from higher headcount within our manufacturing plants and higher retail merchandising and display costs in our design centers from new product introductions.

Restructuring and other impairment charges, net of gains was a gain of $4.5 million compared to a charge of $2.4 million in the prior year. The current year gain of $4.5 million primarily related to the sale of three properties for a pre-tax gain of $5.4 million partially offset by severance and other lease exit costs. The prior year charge of $2.4 million related primarily to lease exit costs within the retail segment as a result of an early termination of a lease, the closing and subsequent exiting of a retail design center and the payment to assign a lease to an independent third-party in addition to the impairment of long-lived assets held at a retail design center location.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Operating income was $138.3 million compared with $77.3 million in the prior year. Adjusted operating income, which excludes restructuring and other charges, was $134.2 million, or 16.4% of net sales in fiscal 2022, up from $80.3 million, or 11.7% of net sales in the prior year. The significant increase in operating income was driven by the $132.6 million increase in consolidated net sales, retail gross margin expansion, reduced marketing spend and strong cost containment measures partially offset by wholesale gross margin contraction and a 12.0% increase in SG&A expenses, including higher delivery and freight costs. Our ability to maintain disciplined cost and expense controls, including cost containment measures and expense management during fiscal 2022 was a key to operating income growth. Compared to a year ago, our headcount is up 51 associates or 1.2%. However, compared to June 30, 2019, our headcount is down 497 associates. Our ability to operate the business with global headcount down 10.5% from 2019 has contributed to consolidated operating income and margin expansion. The majority of these headcount reductions since 2019 were within our retail segment, which is down 33.9% from 2019 while wholesale is up 4.1% from 2019 due to our ramping up of manufacturing capacity.

Wholesale operating income totaled $63.9 million, or 13.2% of net sales, compared to $52.3 million at 12.7% of net sales in the prior year. The current year wholesale operating income included $3.9 million gain on the sale of two properties. Adjusted wholesale operating income was up $7.9 million or 15.0% due to wholesale net sales growth of 17.1%, reduced marketing spend, cost containment measures, prudent hiring throughout the year and manufacturing production levels that have now exceeded pre-COVID-19 pandemic levels. These benefits were partially offset by wholesale gross margin contraction from higher raw material costs, increased distribution costs from incremental volume and price and increased headcount within merchandising. Wholesale SG&A expenses, when expressed as a percentage of sales, decreased 180 basis points in fiscal 2022, compared with the prior year, primarily due to higher sales volume relative to fixed costs. SG&A expenses were up 6.8% while net sales grew at a much faster rate of 17.1%, which led to improved operating leverage.

Retail operating income was $80.5 million, or 11.7% of sales, compared to $28.8 million, or 5.2% of sales a year ago. The increase was primarily due to a $134.9 million increase in net sales, a 240-basis point expansion in retail gross margin, a pre-tax gain of $1.5 million from the sale of a previously closed retail location and our management of operating expenses, which grew at a lower rate than net sales. While selling, delivery and variable compensation expenses were up due to the growth in sales volume, total retail operating expenses including restructuring and impairment charges, when expressed as a percentage of net sales, decreased 410 basis points. This decrease was due to our leverage of fixed costs, cost control measures implemented at the onset of the COVID-19 pandemic, reduced marketing spend while having strong net delivered sales from a high order backlog and prudent hiring, including adding 48 net new associates for 4.2% headcount growth, with most being added as designers and operational support staff. Retail restructuring and impairment charges increased retail operating income by $1.3 million during fiscal 2022 compared to a reduction of $2.5 million a year ago.

(in thousands, except per share data)	Fiscal Year Ended
	June 30,
	2022	2021	% Change
Income tax expense	$34,841	$16,406	112.4%
Effective tax rate	25.2%	21.5%
Net income	$103,280	$60,005	72.1%
Diluted EPS	$4.05	$2.37	70.9%

Income tax expense was $34.8 million compared with $16.4 million in the prior year primarily due to the $61.7 million increase in income before income taxes and the prior year reversal of a valuation allowance. Our consolidated effective tax rate was 25.2% compared with 21.5% in the prior year. Our effective tax rate of 25.2% varies from the 21% federal statutory rate primarily due to state taxes. The increase in the effective tax rate compared with the prior year was primarily due to a reduction in our valuation allowance on retail state and local deferred tax assets in the prior year period.

Net income was $103.3 million compared with $60.0 million in the prior year. Adjusted net income, which removes the after-tax impact of restructuring and other impairment charges, was $100.3 million, up 67.0% from the prior year period due to stronger net sales, improved retail and consolidated gross margins, cost containment measures resulting in minimizing operating expense growth and improving manufacturing production and delivery of products to customers partially offset by higher raw material and freight costs.

Diluted EPS was $4.05 compared to $2.37 per diluted share in the prior year. Adjusted diluted EPS was $3.93, up 65.8%. Our operating margin expansion, combined with double-digit delivered sales growth, helped generate record profits for the full fiscal 2022 year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Regulation G Reconciliations of Non-GAAP Financial Measures

To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures, including adjusted gross profit and margin, adjusted operating income and margin, adjusted wholesale operating income and margin, adjusted retail operating income and margin, adjusted net income and adjusted diluted earnings per share. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below.

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

(in thousands, except per share data)	Fiscal Year Ended June 30,
	2022	2021	% Change
Consolidated Adjusted Gross Profit / Gross Margin
GAAP Gross profit	$484,706	$393,107	23.3%
Adjustments (pre-tax) *	-	639
Adjusted gross profit *	$484,706	$393,746	23.1%
Adjusted gross margin *	59.3%	57.5%

Adjusted Operating Income / Operating Margin
GAAP Operating income	$138,250	$77,285	78.9%
Adjustments (pre-tax) *	(4,010)	3,050
Adjusted operating income *	$134,240	$80,335	67.1%

Consolidated Net sales	$817,762	$685,169	19.4%
GAAP Operating margin	16.9%	11.3%
Adjusted operating margin *	16.4%	11.7%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$103,280	$60,005	72.1%
Adjustments, net of tax *	(3,003)	54
Adjusted net income	$100,277	$60,059	67.0%
Diluted weighted average common shares	25,522	25,352
GAAP Diluted EPS	$4.05	$2.37	70.9%
Adjusted diluted EPS *	$3.93	$2.37	65.8%

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$63,930	$52,281	22.3%
Adjustments (pre-tax) *	(3,183)	552
Adjusted wholesale operating income *	$60,747	$52,833	15.0%

Wholesale net sales	$483,842	$413,076	17.1%
Wholesale GAAP operating margin	13.2%	12.7%
Adjusted wholesale operating margin *	12.6%	12.8%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$80,496	$28,824	179.3%
Adjustments (pre-tax) *	(827)	2,498
Adjusted retail operating income *	$79,669	$31,322	154.4%

Retail net sales	$689,884	$554,971	24.3%
Retail GAAP operating margin	11.7%	5.2%
Adjusted retail operating margin *	11.5%	5.6%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

* Adjustments to reported GAAP financial measures including gross profit and margin, operating income and margin, net income, and diluted EPS have been adjusted by the following:

(in thousands)	Fiscal Year Ended June 30,
	2022	2021
Inventory reserves and write-downs (wholesale)	$-	$585
Optimization of manufacturing and logistics (wholesale)	-	54
Adjustments to gross profit	$-	$639

Inventory reserves and write-downs (wholesale)	$-	$585
Optimization of manufacturing and logistics (wholesale)	-	356
Gain on sale of property, plant and equipment (wholesale)	(3,913)	-
Gain on sale of property, plant and equipment (retail)	(1,518)	(473)
Severance and other charges (wholesale)	727	(389)
Severance and other charges (retail)	243	811
Impairment of long-lived assets and lease exit costs (retail)	451	2,160
Adjustments to operating income	$(4,010)	$3,050
Adjustments to income before income taxes	$(4,010)	$3,050
Related income tax effects on non-recurring items(1)	1,007	(747)
Income tax benefit from valuation allowance change	-	(2,249)
Adjustments to net income	$(3,003)	$54

(1)	Calculated using a tax rate of 25.1% in current fiscal year and 24.5% in prior fiscal year

Liquidity

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities and to execute our long-term strategic initiatives. Our sources of liquidity include cash and cash equivalents, short-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, invest in capital expenditures and fulfill other cash requirements for day-to-day operations, including fiscal 2023 contractual obligations. We continue to monitor our liquidity closely during this continued period of uncertainty and volatility globally, as well as within our industry, related to the COVID-19 pandemic.

We believe our liquidity (cash and cash equivalents on hand of $109.9 million, short-term investments of $11.2 million, cash flow from operating activities of $69.4 million and amounts available under our credit facility of $121.0 million), will be sufficient to fund our operations, including changes in working capital, anticipated capital expenditures, fiscal 2022 contractual obligations of $83.1 million and other financing activities, as they occur, for at least the next 12 months.

As of June 30, 2022, we had working capital of $131.1 million compared to $71.4 million at June 30, 2021 and a current ratio of 1.61 at June 30, 2022 compared to 1.32 a year ago. During this continued period of uncertainty and volatility, we will continue to monitor our liquidity. Included in our cash and cash equivalents at June 30, 2022, is $8.1 million held by foreign subsidiaries, a portion of which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At June 30, 2022, we held cash and cash equivalents of $109.9 million compared with $104.6 million a year ago. Cash and cash equivalents aggregated to 15.3% of our total assets at both June 30, 2022 and 2021. In addition, we had short-term investments of $11.2 million to further enhance our returns on cash at June 30, 2022, compared with none at June 30, 2021. Our short-term investment portfolio contains various holdings, types and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and our available-for-sale securities portfolio consisting primarily of high-quality investment-grade securities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our cash and cash equivalents increased $5.3 million during fiscal 2022 due to net cash provided by operating activities of $69.4 million and $10.6 million in proceeds received from sales of property, plant and equipment partially offset by $48.3 million in cash dividends paid, including a special dividend of $19.0 million, capital expenditures of $13.4 million and net purchases of investments of $11.2 million.

The following table illustrates the main components of our cash flows for each of the last three fiscal years (in millions):

	Fiscal Year Ended June 30,
	2022	2021	2020
Operating activities
Net income	$103.3	$60.0	$8.9
Non-cash operating lease cost	30.3	29.9	32.0
Other non-cash items, including depreciation and amortization	12.4	23.6	22.6
Restructuring payments	(1.6)	(2.8)	(9.1)
Changes in working capital	(75.0)	19.2	(1.7)
Total provided by operating activities	$69.4	$129.9	$52.7

Investing activities
Capital expenditures	$(13.4)	$(12.0)	$(15.7)
Acquisitions, net of cash acquired and other	-	-	(1.3)
Proceeds from sales of property, plant and equipment	10.6	4.9	12.4
Purchases of investments, net of sales	(11.2)	-	-
Total used in investing activities	$(14.0)	$(7.1)	$(4.6)

Financing activities
Borrowings from revolving credit facility	$-	$-	$100.0
Payments on borrowings	-	(50.0)	(50.0)
Repurchases of common stock	-	-	(24.3)
Taxes paid related to net share settlement of equity awards	(0.8)	(0.1)	-
Dividend payments	(48.3)	(43.3)	(21.5)
Proceeds from employee stock plans	1.1	3.0	0.1
Payments for debt issuance costs	(0.5)	-	-
Payments on financing leases	(0.5)	(0.6)	(0.6)
Total (used in) provided by financing activities	$(49.0)	$(91.0)	$3.7

Cash Provided by (Used in) Operating Activities. Fiscal 2022 cash generated from operations totaled $69.4 million, a decrease from $129.9 million in the prior year primarily due to an increase in working capital partially offset by higher net income generated during the period. The increase in working capital was primarily from a reduction in customer deposits as net shipments outpaced written orders, higher inventory to increase material availability to support expanded manufacturing and distribution capacity to service the strong backlog and increased accounts receivable arising from strong sales in the Company’s wholesale segment, especially from higher contract business sales. Restructuring payments of $1.6 million in fiscal 2022 included $0.8 million in severance and $0.5 million in lease exit costs.

Cash Provided by (Used in) Investing Activities. Fiscal 2022 cash used in investing activities was $14.0 million, an increase from $7.1 million last year due to $11.2 million of net purchases of investments (net of proceeds from sales of investments) combined with a $1.4 million increase in capital expenditures partially offset by proceeds received from the sale of properties. During fiscal 2022, we invested a net $11.2 million in municipal bonds, commercial paper and certificates of deposit with maturities of one year or less. These short-term investments are reported within Investments in our consolidated balance sheet as of June 30, 2022. Capital expenditures of $13.4 million during fiscal 2022 related to further expansion of our manufacturing in North Carolina, manufacturing plant upgrades, including additional machinery and equipment to further increase capacity, safety and efficiency, construction of new retail design centers, updating the projection of many existing design centers and investments in technology upgrades and infrastructure. We completed the sale of three properties to independent third parties during fiscal 2022 for total cash proceeds of $10.6 million.

Cash Provided by (Used in) Financing Activities. Fiscal 2022 cash used in financing activities was $49.0 million compared with cash used of $91.0 million in the prior year. The significant decrease in cash used in financing activities was due to the repayment of $50.0 million in outstanding borrowings during fiscal 2021 partially offset by a $5.0 million increase in cash dividends paid. During March 2020, we borrowed a total of $100.0 million under the credit facility and repaid $50.0 million during the fourth quarter of fiscal 2020 with the remaining $50.0 million repaid in fiscal 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Total cash dividends paid during fiscal 2022 were $48.3 million, including a $0.75 per share special dividend paid in August 2021 totaling $19.0 million. The year ago first quarter did not have any cash dividends paid as the Board had previously suspended the cash dividend due to the COVID-19 impact. However, on August 4, 2020, our Board reinstated the regular quarterly cash dividend and declared a cash dividend, which was paid on October 22, 2020. The regular quarterly dividend was increased by 16% to $0.29 per share on November 30, 2021, and paid on January 5, 2022. Subsequently, the regular quarterly dividend was increased for a second time, this time by 10% to $0.32 per share and paid on May 25, 2022. There were no repurchases of common stock in either fiscal 2022 or 2021.

Restricted Cash. We present restricted cash as a component of total cash and cash equivalents as presented on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheet. As of June 30, 2022, we held $1.0 million of restricted cash related to an Ethan Allen insurance captive. We did not hold any restricted cash as of June 30, 2021.

Exchange Rate Changes. Due to changes in exchange rates, our cash and cash equivalents decreased by $0.1 million during 2022. These changes had an immaterial impact on our cash balances held in Canada, Mexico, and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. As of June 30, 2022, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.0 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method. See Note 11, Credit Agreement, to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K, for a further description of the Credit Agreement.

Letters of Credit. At June 30, 2022 and 2021, there was $4.0 million and $5.0 million, respectively, of standby letters of credit outstanding under the Facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures in fiscal 2022 totaled $13.4 million, up $1.4 million compared with the prior year period. The increase over the prior year related primarily to our upholstery manufacturing expansion in North Carolina, case goods plant upgrades and improvements, including investments in technology, and the purchase of additional manufacturing equipment to further increase capacity at our manufacturing locations. In fiscal 2022, 53% of our total capital expenditures were for manufacturing capital projects while 39% related to retail design center development, expansion and renovation as well as installing additional technology within each design center, such as new designer workstations, tablets and enhanced security firewalls. The remaining 8% was for Corporate infrastructure, operations and IT system development to further enhance existing workflows.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures. We expect our fiscal 2023 capital expenditures to be moderately above fiscal 2022 levels as we further invest in technology, increase manufacturing capacity and open new or relocate multiple design centers while also continuing to improve all our design center projections.

Acquisitions. From time to time, we acquire design centers from our independent retailers in arm’s length transactions. There were no independent retailer acquisitions in fiscal 2022 or fiscal 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Focus on Shareholder Returns.

Dividends. Our Board of Directors has sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during fiscal 2022 as the following actions were taken pertaining to dividends.

●	On August 3, 2021, our Board declared a $0.75 per share special cash dividend in addition to our regular quarterly cash dividend of $0.25 per share, which was paid to shareholders on August 31, 2021

●	On November 30, 2021, our Board increased our regular quarterly cash dividend by 16% to $0.29 per share; the dividend was paid on January 5, 2022

●	On January 25, 2022, our Board declared a regular quarterly cash dividend of $0.29 per share, which was paid on February 8, 2022

●	On April 26, 2022, our Board increased our regular quarterly cash dividend by 10% to $0.32 per share; the dividend was paid on May 25, 2022

For the full fiscal 2022 year, we paid a total of $1.90 per share in cash dividends for an aggregate total of $48.3 million. This included the special dividend paid in August 2021 totaling $19.0 million. In the prior year, total dividends paid were $43.3 million. With our dividends, we have returned $189.5 million to shareholders over the past five years and $574.6 million since our initial public offering in 1993.

Although we expect to continue to declare and pay comparable quarterly cash dividends for the foreseeable future, the payment of future cash dividends is within the discretion of our Board of Directors and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants that includes limitations on our ability to pay dividends.

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during fiscal 2022 or 2021. At June 30, 2022, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations. Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, the rate of written orders and net sales, levels of customer deposits on hand, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of June 30, 2022, we had total contractual obligations of $193.2 million, a decrease from $203.9 million a year ago due to operating lease payments of $33.6 million during fiscal 2022 partially offset by $18.7 million in operating lease liabilities from new leases and modifications to existing leases entered into throughout fiscal 2022. Except for operating leases, there were no other material changes, outside of the ordinary course of business, in our contractual obligations during the fiscal year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our material cash requirements for our contractual obligations as of June 30, 2022 were as follows:

●

Operating Leases. Our operating lease obligations decreased from $143.6 million last year to $131.6 million at June 30, 2022 due to monthly lease payments made to landlords and the exiting of certain retail leased spaces in the past 12 months partially offset by new leases and modifications to existing leases entered into throughout the fiscal 2022 year. We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. During fiscal 2022, we entered into four new leases and modified 21 other leases in the form of a renewal or extension to the existing leased space. For more information on our operating leases, see Note 6, Leases, in the notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

●

Open Purchase Orders. We had purchase obligations, defined as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased, of $40.8 million at June 30, 2022, down from $50.2 million a year ago. We do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2022, our open purchase orders with respect to such goods and services totaled $40.8 million and are to be paid in less than one year. The decrease in purchase orders was primarily due to lower open import vendor purchase orders as lead times have decreased from improved import product receipts combined with a reduction in upholstery purchase orders due to timing of inventory receipts, the stabilization of inventory levels and the slowing of written order trends, which has caused us to reduce our purchase order quantities to prevent excess inventory.

●

Long-term Debt. We had no outstanding borrowings under our revolving credit facility at June 30, 2022 or June 30, 2021, as we repaid $50.0 million in September 2020. Further discussion of our contractual obligations associated with long-term debt can be found in Note 11, Credit Agreement, in the notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

●

Other Purchase Obligations. Other purchase commitments for services such as telecommunication, computer-related software, royalties, web development, insurance and other maintenance contracts was $19.7 million as of June 30, 2022, up from $8.8 million, primarily due to timing of contract signing and extensions. Significant multi-year contracts were extended in fiscal 2022 and include telecom services for our retail design centers, Microsoft Office software, our retail accounting and order entry system, web and e-commerce marketing tool software and technology used to create our 3D room planner and augmented reality.

For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended June 30, 2021 and 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 19, 2021.

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

Product Warranties. As of June 30, 2022 and 2021, our product warranty liability totaled $1.2 million and $1.1 million, respectively. Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties and are provided based on terms that are generally accepted in the industry. All our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasion, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. In certain cases, a material warranty issue may arise which is beyond the scope of our historical experience. We provide for such warranty issues as they become known and are deemed to be both probable and estimable. It is reasonably possible that, from time to time, additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience.

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

The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2022 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required. In performing the qualitative assessment, we considered such factors as macro-economic conditions, industry and market conditions in which we operate including the competitive environment and any significant changes in demand. We also considered our stock price both in absolute terms and in relation to peer companies.

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

Similar to goodwill, we may elect to perform a qualitative assessment. If the qualitative evaluation indicates that it is more likely than not that the fair value of our trade name was less than its carrying value, a quantitative impairment test is required. Alternatively, we may bypass the qualitative assessment for our indefinite lived intangible asset and directly perform a quantitative assessment. To evaluate our trade name using a quantitative analysis, its fair value is calculated using the relief-from-royalty method. Significant factors used in the trade name valuation are rates for royalties, future revenue growth and a discount factor. Royalty rates are determined using an average of recent comparable values, review of the operating margins and consideration of the specific characteristics of the trade name. Future growth rates are based on the Company’s perception of the long-term values in the market in which we compete, and the discount rate is determined using the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors.

We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2022 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required. Qualitative factors reviewed included a review for significant adverse changes in customer demand or business climate that could affect the value of the asset, a product recall or an adverse action or assessment by a regulator.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At June 30, 2022 and 2021, our inventory reserves totaled $2.1 million and $2.8 million, respectively. The decrease in our inventory reserve during fiscal 2022 was the result of improved manufacturing production combined with reduced obsolescence risk based on an improving rate of sale trends. In addition, during fiscal 2021, we recorded a non-cash charge of $0.6 million related to certain slow moving and discontinued inventory items, which was due to actual demand and forecasted market conditions for these inventory items being less favorable than originally estimated. When this inventory was subsequently disposed of during fiscal 2022, it was written-off against the inventory reserve, thus lowering it during the year.

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

Business Insurance Reserves. We have insurance programs in place to cover workers’ compensation and health care benefits under certain employee benefit plans provided by the Company. The insurance programs, which are funded through self-insured retention, are subject to various stop-loss limitations. We accrue estimated losses using actuarial models and assumptions based on historical loss experience. As of June 30, 2022 and 2021, we had liabilities of $2.0 million related to health care coverage. We also carry workers’ compensation insurance subject to a deductible amount for which the Company is responsible on each claim. We had accrued liabilities of $3.8 million and $4.5 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, as of June 30, 2022 and 2021, respectively. These business insurance reserves are recorded within Accrued compensation and benefits on our consolidated balance sheets.

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

Interest Rate Risk

Debt. Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. While we had no fixed or variable rate borrowings outstanding at June 30, 2022, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the Secured Overnight Financing Rate (“SOFR”). Based on our current and expected levels of exposed liabilities, we estimate that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

Cash and Cash Equivalents and Investments. The fair market value of our cash and cash equivalents at June 30, 2022 was $109.9 million while our short-term investments balance was $11.2 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of municipal bonds, commercial paper and certificates of deposit with maturities of one year or less and at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the short-term nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged as of June 30, 2022. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and short-term investments will continue to be immaterially affected by fluctuations in interest rates.

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

A hypothetical 10% weaker United States dollar against all foreign currencies at June 30, 2022 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

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

Raw Materials and other Commodity Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, fabric and foam products. The cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil. We are also exposed to risk with respect to transportation costs, including fuel prices, for delivering our products. As commodity prices and transportation costs rise, we determine whether a price increase to our customers to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of recent inflationary pressure, we believe any inflationary impact on our product and operating costs would be offset by our ability to increase selling prices, create operational efficiencies and seek lower cost alternatives.

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. As of June 30, 2022, there were 141 Company-operated retail design centers averaging approximately 14,500 square feet in size per location. Of the 141 Company-operated retail design centers, 49 of the properties are owned and 92 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased design center locations and warehouse and distribution facilities. At June 30, 2022, the unamortized balance of such right-of-use assets totaled $100.8 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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

In addition, our consolidated financial statements as of June 30, 2022 and for the year then ended, have been audited by CohnReznick LLP, an independent registered public accounting firm, whose report also appears in this Annual Report on Form 10-K. Our accompanying consolidated balance sheet as of June 30, 2021, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the two‑year period ended June 30, 2021, and the related notes have been audited by KPMG LLP, an independent registered public accounting firm, whose report also appears in this Annual Report on Form 10-K.

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

Our management (with the participation of the Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ M. Farooq Kathwari	/s/ Matthew J. McNulty
Chairman, President and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ethan Allen Interiors Inc.

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Ethan Allen Interiors Inc. and subsidiaries (the Company) as of June 30, 2022, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the carrying value of retail design center long-lived assets, including right-of-use lease assets (Note 3 to the Consolidated Financial Statements)

The Company reviews the carrying value of the retail design center long-lived assets, which includes the right-of-use lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value. As discussed in Note 3 to the consolidated financial statements, as of June 30, 2022, Property, plant and equipment, net, was $223.5 million and the Operating lease right-of-use assets was $100.8 million. During the year ended June 30, 2022, the Company did not recognize any impairment charges.

Significant judgment is exercised by the Company in performing their retail design center impairment analysis specifically surrounding the development of sales growth rates utilized in the undiscounted cash flow forecasts. The related audit effort in evaluating management’s judgments in determining the sales growth rates to be utilized was complex, subjective, and challenging, and required a high degree of auditor judgment.

How our audit addressed the Critical Audit Matter

Our principal audit procedures related to this critical audit matter included the following:

●

We evaluated the design and tested the operating effectiveness of internal controls pertaining to the retail design center impairment analysis, inclusive of those controls pertaining to the selection of growth rates.

●	We evaluated management’s significant accounting policies related to the consideration of impairment for long-lived assets for reasonableness.
●	We tested the reasonableness of the underlying data used to determine the forecasted sales growth results and market comparisons.
●

We evaluated the reasonableness of sales growth rates utilized in the impairment analysis for the retail design centers by comparing forecasted sales growth rates to historical sales results, performing comparisons to available industry data, evaluating management’s future operating forecasts, and performing sensitivity analysis.

●	We evaluated the reasonableness of management’s estimate that no impairment charges were appropriate during the year.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2022.

New York, New York
August 29, 2022

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Ethan Allen Interiors Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Ethan Allen Interiors Inc. and subsidiaries (the Company) as of June 30, 2021, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the two‑year period ended June 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for each of the years in the two‑year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 1989 to January 2022.

Stamford, Connecticut
August 19, 2021

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$109,919	$104,596
Investments	11,199	-
Accounts receivable, net	17,019	9,026
Inventories, net	176,504	143,978
Prepaid expenses and other current assets	32,108	37,679
Total current assets	346,749	295,279
Property, plant and equipment, net	223,530	231,446
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	100,782	108,730
Deferred income taxes	820	1,078
Other assets	2,886	1,584
TOTAL ASSETS	$719,895	$683,245

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$37,370	$37,786
Customer deposits and deferred revenues	121,080	130,635
Accrued compensation and benefits	22,700	23,866
Current operating lease liabilities	25,705	27,395
Other current liabilities	8,788	4,220
Total current liabilities	215,643	223,902
Operating lease liabilities, long-term	89,506	97,911
Deferred income taxes	4,418	5,028
Other long-term liabilities	3,005	4,986
TOTAL LIABILITIES	$312,572	$331,827

Commitments and contingencies (See Note 20)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value; 150,000 shares authorized; 49,360 and 49,240 shares issued; 25,323 and 25,237 shares outstanding at June 30, 2022 and 2021, respectively	494	492
Additional paid-in-capital	384,782	382,527
Treasury stock, at cost: 24,037 and 24,003 shares at June 30, 2022 and 2021, respectively	(681,834)	(680,991)
Retained earnings	710,369	655,346
Accumulated other comprehensive loss	(6,462)	(5,931)
Total Ethan Allen Interiors Inc. shareholders' equity	407,349	351,443
Noncontrolling interests	(26)	(25)
TOTAL SHAREHOLDERS' EQUITY	407,323	351,418
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$719,895	$683,245

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	Fiscal Year Ended June 30,
	2022	2021	2020
Net sales	$817,762	$685,169	$589,837
Cost of sales	333,056	292,062	266,705
Gross profit	484,706	393,107	323,132

Selling, general and administrative expenses	350,917	313,411	311,507
Restructuring and other impairment charges, net of gains	(4,461)	2,411	(3,019)
Operating income	138,250	77,285	14,644

Interest and other financing costs	201	481	739
Other income (expense), net	72	(393)	284
Income before income taxes	138,121	76,411	14,189

Income tax expense	34,841	16,406	5,289
Net income	$103,280	$60,005	$8,900

Per share data
Basic earnings per common share:
Net income per basic share	$4.06	$2.38	$0.34
Basic weighted average common shares	25,413	25,265	26,044

Diluted earnings per common share:
Net income per diluted share	$4.05	$2.37	$0.34
Diluted weighted average common shares	25,522	25,352	26,069

Comprehensive income
Net income	$103,280	$60,005	$8,900
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(466)	2,510	(2,790)
Other	(66)	(24)	(64)
Other comprehensive income (loss), net of tax	(532)	2,486	(2,854)
Comprehensive income	$102,748	$62,491	$6,046

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended June 30,
	2022	2021	2020
Cash Flows from Operating Activities
Net income	$103,280	$60,005	$8,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,987	16,385	16,859
Share-based compensation expense	1,139	1,268	334
Non-cash operating lease cost	30,261	29,944	31,995
Deferred income taxes	(352)	3,013	2,524
Restructuring and other impairment charges, net of gains	(4,461)	3,050	2,407
Restructuring payments	(1,556)	(2,771)	(9,067)
Loss on disposal of property, plant and equipment	44	38	199
Other	70	(115)	287
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(7,993)	(934)	6,020
Inventories, net	(32,526)	(18,516)	33,341
Prepaid expenses and other current assets	6,659	(13,654)	(2,284)
Customer deposits and deferred revenue	(9,555)	66,604	6,707
Accounts payable and accrued expenses	123	11,741	(7,975)
Accrued compensation and benefits	(1,053)	5,360	(1,358)
Operating lease liabilities	(33,588)	(33,401)	(34,765)
Other assets and liabilities	2,877	1,895	(1,428)
Net cash provided by operating activities	69,356	129,912	52,696

Cash Flows from Investing Activities
Proceeds from sales of property, plant and equipment	10,613	4,913	12,423
Capital expenditures	(13,387)	(12,029)	(15,709)
Acquisitions, net of cash acquired	-	-	(1,350)
Purchases of investments	(63,861)	-	-
Proceeds from sales of investments	52,664	-	-
Other investing activities	-	-	20
Net cash used in investing activities	(13,971)	(7,116)	(4,616)

Cash Flows from Financing Activities
Payment of cash dividends	(48,257)	(43,290)	(21,469)
Borrowings on revolving credit facility	-	-	100,000
Payments on borrowings	-	(50,000)	(50,000)
Payment for debt issuance costs	(505)	-	-
Proceeds from employee stock plans	1,117	2,961	53
Taxes paid related to net share settlement of equity awards	(843)	(75)	-
Repurchases of common stock	-	-	(24,319)
Payments on financing leases and other	(512)	(585)	(568)
Net cash (used in) provided by financing activities	(49,000)	(90,989)	3,697

Effect of exchange rate changes on cash and cash equivalents	(110)	513	(325)
Net increase in cash and cash equivalents	6,275	32,320	51,452
Cash, cash equivalents and restricted cash at beginning of period	104,596	72,276	20,824
Cash, cash equivalents and restricted cash at end of period	$110,871	$104,596	$72,276

Supplemental Disclosure on Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$28,795	$10,921	$6,006
Cash paid during the year for interest	$25	$352	$538

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2019	49,049	$491	$377,913	22,462	$(656,597)	$(5,651)	$647,710	$63	$363,929
Net income	-	-	-	-	-	-	8,900	-	8,900
Common stock issued on share-based awards	4	-	53	-	-	-	-	-	53
Share-based compensation expense	-	-	334	-	-	-	-	-	334
Impact of ASU 2016-02 adoption, net of tax	-	-	-	-	-	-	(1,585)	-	(1,585)
Repurchases of common stock	-	-	-	1,538	(24,319)	-	-	-	(24,319)
Cash dividends declared	-	-	-	-	-	-	(16,394)	-	(16,394)
Other comprehensive income (loss)	-	-	-	-	-	(2,790)	-	(64)	(2,854)
Balance at June 30, 2020	49,053	$491	$378,300	24,000	$(680,916)	$(8,441)	$638,631	$(1)	$328,064
Net income	-	-	-	-	-	-	60,005	-	60,005
Common stock issued on share-based awards	175	1	2,959	-	-	-	-	-	2,960
Share-based compensation expense	-	-	1,268	-	-	-	-	-	1,268
Restricted stock vesting	12	-	-	3	(75)	-	-	-	(75)
Cash dividends declared	-	-	-	-	-	-	(43,290)	-	(43,290)
Other comprehensive income (loss)	-	-	-	-	-	2,510	-	(24)	2,486
Balance at June 30, 2021	49,240	$492	$382,527	24,003	$(680,991)	$(5,931)	$655,346	$(25)	$351,418
Net income	-	-	-	-	-	-	103,280	-	103,280
Common stock issued on share-based awards	55	1	1,116	-	-	-	-	-	1,117
Share-based compensation expense	-	-	1,139	-	-	-	-	-	1,139
Restricted stock vesting	65	1	-	34	(843)	-	-	-	(842)
Cash dividends declared	-	-	-	-	-	-	(48,257)	-	(48,257)
Other comprehensive income (loss)	-	-	-	-	-	(531)	-	(1)	(532)
Balance at June 30, 2022	49,360	$494	$384,782	24,037	$(681,834)	$(6,462)	$710,369	$(26)	$407,323

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of June 30, 2022, the Company operates 141 retail design centers with 137 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities in the United States, Mexico and Honduras, including one sawmill, one rough mill and a kiln dry lumberyard. Approximately 75% of our products are manufactured or assembled in these North American facilities. We also contract with various suppliers located in Europe, Asia, and various other countries that produce products that support our business.

Impact of the COVID-19 Pandemic Upon our Financial Condition and Results of Operations. The ongoing COVID-19 pandemic continues to disrupt several segments of the economy and has caused, and continues to cause, impact to our business. All of our retail design centers had reopened by fiscal 2021 and since that time, we have experienced strong demand for our products as customers allocated greater amounts of discretionary spending to home furnishings than at the start of the COVID-19 pandemic. We have ramped up and increased our manufacturing production capacity by adding headcount as well as second shifts and weekend production shifts to our North American manufacturing plants. Our focus on supply chain management is critical as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory shortage and obsolescence. In addition, ocean freight capacity continues to persist worldwide due to the ongoing COVID-19 pandemic, which has resulted in price increases per shipping container during fiscal 2022. The COVID-19 pandemic also continues to expose us to greater market risk as a result of increases in the cost of raw materials that we use in our manufacturing processes. These raw materials have been, and continue to be, subject to rising inflationary pressures that are partially attributable to the COVID-19 pandemic and which have led to increased production costs.

Although we continue to actively manage the impact of COVID-19 and the prospect of continuing or future outbreaks, we are unable to predict the impact that the COVID-19 pandemic will have on our financial operations in the near- and long-term. We had $121.1 million of cash and investments and no debt as of June 30, 2022, which we believe will provide sufficient liquidity to continue business operations in the long-term. The need for, or timing of, any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus along with the adoption and continued effectiveness of vaccines, status of government orders, directives and guidelines, recovery of the business environment, global supply chain conditions, economic conditions, and consumer demand for our products, all of which are highly uncertain. At this point, we cannot reasonably estimate the duration of the pandemic’s influence on consumers and the nesting economy. Accordingly, the estimates and assumptions management made as of June 30, 2022 could change in subsequent interim reports, and it is reasonably possible that such changes could be significant (although the potential effects cannot be estimated at this time).

(2)	Basis of Presentation

Principles of Consolidation. Ethan Allen conducts business globally and has strategically aligned its business into two reportable segments: Wholesale and Retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Our consolidated financial statements also include the accounts of an entity in which we are a majority shareholder with the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity are immaterial and included in the Consolidated Statements of Comprehensive Income within Other income (expense), net. All intercompany activity and balances, including any related profit on intercompany sales, have been eliminated from the consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Use of Estimates. We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, goodwill and indefinite-lived intangible asset impairment analyses, recoverability and useful lives for property, plant and equipment, inventory obsolescence, tax valuation allowances, the evaluation of uncertain tax positions and business insurance reserves.

Reclassifications. The Company reclassified in the Consolidated Statement of Comprehensive Income certain fiscal 2020 comparative figures from Interest (expense), net of interest income to Interest and other financing costs and Other income (expense), net to conform to the current year’s presentation. In addition, the Company reclassified proceeds received during fiscal 2020 from stock option exercises reported in the Consolidated Statement of Cash Flows from Other financing activities to Proceeds from employee stock plans within Net cash used in financing activities to conform to the current year's presentation. These changes were made for disclosure purposes only and did not have any impact on previously reported results.

(3)	Summary of Significant Accounting Policies

Our significant accounting policies are summarized below.

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

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents as presented on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheet. As of June 30, 2022, we held $1.0 million of restricted cash related to an Ethan Allen insurance captive. We did not hold any restricted cash as of June 30, 2021.

Investments

We classify our investments in fixed income securities as available-for-sale debt investments. Our investments consist of municipal bonds, commercial paper and certificates of deposit with maturities of one year or less. These available-for-sale debt investments are held in the custody of a major financial institution. These investments are recorded in our consolidated balance sheets at fair value. The fair value of our underlying investments is based on observable inputs and classified as Level 2. Unrealized gains and losses on these investments are included as a separate component of Accumulated Other Comprehensive Income (Loss), net of tax. There were no material gross unrealized gains or losses on the investments at June 30, 2022. We did not hold any investments as of  June 30, 2021.

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends. On a monthly basis, we review all significant accounts as to their past due balances, as well as collectability of the outstanding trade accounts receivable for possible write-off. It is our policy to write-off the accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from retailers that are significantly past due, and we ship product only when our ability to collect payment from our customer for the new order is probable. At June 30, 2022 and 2021, the allowance for doubtful accounts was immaterial.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Inventories

Inventories are stated at the lower of cost (on first-in, first-out basis) or net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs  may be required. At June 30, 2022 and 2021, our inventory reserves were $2.1 million and $2.8 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of the respective assets typically range from twenty to forty years for buildings and improvements and from three to twenty years for machinery and equipment. Information systems, computer hardware and software, which are included within the machinery and equipment category, are typically depreciated from three to five years. Leasehold improvements are amortized over the shorter of the underlying lease term or the estimated useful life. Repairs and maintenance expenditures, which are not considered leasehold improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

Retirement, sales or dispositions of long-lived assets are recorded based on carrying value and proceeds received. Any resulting gains or losses are recorded as a component of operating expenses.

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

Upon designation as an asset held for sale, the carrying value of the asset is recorded at the lower of its carrying value or its estimated fair value less estimated costs to sell, and the Company ceases depreciating the asset. As of June 30, 2022 and 2021, we did not have any assets held for sale.

Impairment of Long-Lived Assets

We review the carrying value of our long-lived assets, which includes our right-of-use lease assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment of recoverability is based on our best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset group in order to determine if there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis of the assets. Our asset groups consist of our operating segments within our Wholesale reportable segment, each of our retail design centers and other corporate assets. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail segment is the individual retail design center and for our wholesale segment is the manufacturing plant level. We estimate future cash flows based on design center-level historical results, current trends, third-party appraisals and operating and cash flow projections. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates. Refer to Note 10, Restructuring and Other Impairment Activities, for further disclosure on long-lived asset impairments.

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

Goodwill. Only our wholesale segment has goodwill remaining at June 30, 2022. When testing goodwill for impairment, we may elect to perform a qualitative analysis to determine whether it is more likely than not the fair value of the reporting unit is greater than its carrying value. In performing a qualitative assessment, we consider such factors as macro-economic conditions, industry and market conditions in which we operate including the competitive environment and significant changes in demand. We also consider our stock price both in absolute terms and in relation to peer companies. If the qualitative analysis indicates that it is more likely than not the fair value of our wholesale reporting unit is less than its carrying amount or if we elect not to perform a qualitative analysis, a quantitative analysis is performed to determine whether a goodwill impairment exists. The quantitative goodwill impairment analysis is used to identify potential impairment by comparing fair value of a reporting unit with its carrying amount using an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of our reporting units. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2022 using a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required.

Other Indefinite-Lived Intangible Assets (trade name). The fair value of our trade name, which is the Company’s only indefinite-lived intangible asset other than goodwill, is assessed annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. When testing for impairment, we may elect to perform a qualitative analysis to determine whether it is more likely than not the fair value of our trade name is greater than its carrying value. We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2022 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include certain index-based changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. We have elected the short-term lease exemption, whereby leases with initial terms of one year or less are not capitalized and instead expensed on a straight-line basis over the lease term. In addition, certain of our equipment lease agreements include variable lease payments, which are based on the usage of the underlying asset. The variable portion of payments are not included in the initial measurement of the asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred

.

Refer to Note 6, Leases, for further lease accounting details.

Customer Deposits

In most cases we collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits and deferred revenue on our consolidated balance sheets. As of June 30, 2022, we had customer deposits of $121.1 million compared with $130.6 million a year ago. During fiscal 2022, we recognized $126.8 million of revenue related to our contract liabilities as of June 30, 2021. We expect that substantially all of the customer deposits received as of June 30, 2022 will be recognized as revenue within the next twelve months as the performance obligations are satisfied.

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

Insurance

The Company maintains insurance coverage for significant exposures, as well as those risks that, by law, must be insured. In the case of the Company’s health care coverage for employees, the Company has an insurance program related to claims filed that also includes a stop-loss insurance policy to protect from individual losses over a specified dollar value. Expenses related to this insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. As of June 30, 2022 and 2021, we had liabilities of $2.0 million related to health care coverage. These liabilities are recorded within Accrued compensation and benefits on our consolidated balance sheets.

We also carry workers’ compensation insurance subject to a deductible amount for which the Company is responsible on each claim. We had accrued liabilities of $3.8 million and $4.5 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, as of June 30, 2022 and 2021, respectively. These business insurance reserves are recorded within Accrued compensation and benefits on our consolidated balance sheets.

Fair Value of Financial Instruments

Because of their short-term nature, the carrying value of our cash and cash equivalents, investments, receivables and payables, and customer deposit liabilities approximates fair value. We believe the fair value of any future borrowings under our credit facility will approximate its carrying amount as the terms and interest rate approximate market rates given its floating interest rate basis.

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

Our practice has been to sell our products at the same delivered cost to all retailers and customers nationwide, regardless of shipping point. Costs incurred by the Company to deliver finished goods are expensed and recorded in selling, general and administrative expenses. We recognize shipping and handling expense as fulfillment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. Accordingly, we record the expenses for shipping and handling activities at the same time we recognize net sales. Shipping and handling costs amounted to $88.8 million in fiscal 2022, $73.0 million in fiscal 2021 and $64.4 million in fiscal 2020.

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

Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At June 30, 2022 and June 30, 2021, these amounts were immaterial.

We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At June 30, 2022, we had prepaid commissions of $20.2 million, which we expect to recognize to selling expense in the next twelve months as Selling, general and administrative expenses within our consolidated statements of comprehensive income. Prepaid commissions totaled $23.3 million at June 30, 2021, which were fully recognized in selling expenses during fiscal 2022.

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

Advertising Expenses

Advertising expenses primarily represent the costs associated with our digital marketing, direct mailings, national television spots, on-air radio and other mediums. Our total advertising costs were $15.6 million in fiscal 2022, $20.7 million in fiscal 2021 and $29.1 million in fiscal 2020. These amounts include advertising media expenses, outside and inside agency expenses, certain website related fees and photo and video production. Advertising costs from our direct mailers are expensed when provided to the carrier for distribution. Website, print and other advertising expenses, which include e-commerce advertising, web creative content, national television and direct marketing activities such as print media and radio, are expensed as incurred or upon the release of the content or the initial advertisement. Prepaid advertising costs were immaterial at June 30, 2022 and 2021, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Research and Development Costs

Research and development costs are charged to expense in the periods incurred and are included as a component of SG&A. Expenditures for research and development costs were immaterial in each fiscal year presented.

Interest and Other Financing Costs

Interest expense consists primarily from borrowings under our revolving credit facility and the amortization of deferred financing fees. For the twelve months ended June 30, 2022, 2021 and 2020, we recorded interest expense of $0.1 million, $0.4 million and $0.7 million, respectively, on previously outstanding debt and the amortization of deferred financing fees.

Other Income (Expense), Net

Other income (expense), net includes foreign currency gains or losses and other income or expense incurred outside our normal course of business. There were no material transactions recorded within Other Income (expense), net during fiscal 2022, 2021 and 2020.

Supplemental Cash Flow Information

The Company’s supplemental cash flow information is presented at the bottom of its consolidated statement of cash flows, with the exception of required lease disclosures. Refer to Note 6, Leases, within the notes to the consolidated financial statements for cash flow impacts of leasing transactions during each of the past three fiscal years. Otherwise, there were no other material non-cash investing or financing activities during each period presented.

Acquisitions

From time to time we acquire design centers from our independent retailers in arms-length transactions. We record these acquisitions using the acquisition method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value on the acquisition date. There were no acquisitions during fiscal 2022 or fiscal 2021. Cash paid to acquire design centers during fiscal 2020 was $1.5 million. Acquisition-related expenses are recognized separately and expensed as incurred.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Recent Accounting Pronouncements

As of the beginning of fiscal 2022, we implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

No other new accounting pronouncements issued or effective as of  June 30, 2022 have had or are expected to have a material impact on our consolidated financial statements.

(4)	Revenue Recognition

The following table disaggregates our net sales by product category by segment for fiscal 2022 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$262,592	$350,737	$(188,661)	$424,668
Case goods(3)	148,536	175,697	(96,110)	228,123
Accents(4)	80,665	133,354	(71,193)	142,826
Other(5)	(7,951)	30,096	-	22,145
Total	$483,842	$689,884	$(355,964)	$817,762

The following table disaggregates our net sales by product category by segment for fiscal 2021 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$217,517	$275,887	$(144,268)	$349,136
Case goods(3)	126,690	149,912	(79,206)	197,396
Accents(4)	75,572	115,578	(59,404)	131,746
Other(5)	(6,703)	13,594	-	6,891
Total	$413,076	$554,971	$(282,878)	$685,169

The following table disaggregates our net sales by product category by segment for fiscal 2020 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$164,059	$213,903	$(101,237)	$276,725
Case goods(3)	115,040	129,839	(61,164)	183,715
Accents(4)	61,405	102,994	(48,510)	115,889
Other(5)	(2,556)	16,064	-	13,508
Total	$337,948	$462,800	$(210,911)	$589,837

(1)	The “Eliminations” column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At June 30, 2022, we have categorized our investments as Level 2 assets. We held no Level 2 assets as of June 30, 2021.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities as of June 30, 2022 or 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and 2021, respectively. We did not have any transfers between levels of fair value measurements during the periods presented.

	Fair Value Measurements at June 30, 2022
Assets	Level 1	Level 2	Level 3	Balance
Corporate money market funds(1)	$51,035	$-	$-	$51,035
Investments(2)	-	11,199	-	11,199
Total	$51,035	$11,199	$-	$62,234

	Fair Value Measurements at June 30, 2021
Assets	Level 1	Level 2	Level 3	Balance
Corporate money market funds(1)	$70,247	$-	$-	$70,247
Investments(2)	-	-	-	-
Total	$70,247	$-	$-	$70,247

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

(2)

Our investments consist of municipal bonds, commercial paper and certificates of deposit with maturities of one year or less. We classify our investments in fixed income securities as available-for-sale debt investments. The fair value of our underlying investments is based on observable inputs. Our investments are classified as Level 2 and are included in Investments (short-term) within the consolidated balance sheets. All unrealized gains and losses were included in Accumulated Other Comprehensive Income (Loss) within the consolidated balance sheets. There were no material gross unrealized gains or losses on the investments at June 30, 2022. We did not hold any investments as of June 30, 2021.

As of June 30, 2022 and 2021, we did not have any outstanding bank borrowings, which we historically have categorized as a Level 2 liability. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

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

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings as of June 30, 2022 or 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(6)	Leases

Applicable accounting guidance requires lessees to recognize substantially all leases on their balance sheet as a ROU asset and a lease liability. We have operating leases for many of our design centers that expire at various dates through fiscal 2040. We also lease certain tangible assets, including computer equipment and vehicles with initial lease terms ranging from three to five years.

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

Lease concessions, in the form of rent deferrals and/or abatements, related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the landlord or the obligations of the Company are accounted for as if no changes to the lease contract were made. Under this accounting, we have reflected rent deferrals within Accounts payable and accrued expenses in our consolidated balance sheet and recognized expense within our consolidated statement of comprehensive income. Rent abatements have been reflected as variable lease payments. During the fourth quarter of fiscal 2020, we received a total of $2.7 million in retail design center rent deferrals and abatements related to the effects of COVID-19. We did not receive any new material COVID-19 related rent deferrals during fiscal 2022 or fiscal 2021. We repaid $2.4 million of this previously deferred rent in fiscal 2021 and the remainder of $0.3 million in fiscal 2022.

The Company's lease terms and discount rates are as follows:

	June 30,
	2022	2021
Weighted average remaining lease term (in years)
Operating leases	6.0	6.2
Financing leases	2.6	2.6
Weighted average discount rate
Operating leases	4.2%	4.2%
Financing leases	3.1%	2.3%

Operating and financing lease assets and liabilities recognized within our consolidated balance sheets are as follows (in thousands):

		June 30,
	Consolidated Balance Sheet Location	2022	2021
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$100,782	$108,730
Financing leases	Property, plant and equipment, net	1,060	1,233
Total lease assets		$101,842	$109,963

Liabilities
Current:
Operating leases	Current operating lease liabilities	$25,705	$27,395
Financing leases	Other current liabilities	535	523
Noncurrent:
Operating leases	Operating lease liabilities, long-term	89,506	97,911
Financing leases	Other long-term liabilities	579	788
Total lease liabilities		$116,325	$126,617

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The ROU assets by segment are as follows (in thousands):

	June 30,
	2022	2021
Retail	$100,800	$108,765
Wholesale	1,042	1,198
Total ROU assets	$101,842	$109,963

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Fiscal Year Ended June 30,
	Statement of Comprehensive Income Location	2022	2021
Operating lease cost (1)	SG&A	$30,261	$29,944
Financing lease cost:
Depreciation of property	SG&A	489	668
Interest on lease liabilities	Interest and other financing costs	24	24
Short-term lease cost(2)	SG&A	1,222	840
Variable lease cost(3)	SG&A	9,341	9,068
Less: Sublease income	SG&A	(1,384)	(1,716)
Total lease expense		$39,953	$38,828

(1)	Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.

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

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of June 30, 2022 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2023	$29,959	$562
2024	24,548	391
2025	20,488	79
2026	16,779	71
2027	11,689	65
Thereafter	28,102	-
Total undiscounted future minimum lease payments	131,565	1,168
Less: imputed interest	(16,354)	(54)
Total present value of lease obligations(1)	$115,211	$1,114

(1) Excludes future commitments under short-term operating lease agreements of $0.2 million as of June 30, 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of  June 30, 2022, we entered into two additional operating leases for retail design centers, which have not yet commenced and are therefore not part of the tables above nor included in the lease right-of-use assets and liabilities. These leases will commence when we obtain possession of the underlying leased asset, which is expected to be during the first half of fiscal 2023. The two operating leases are for a period of five and ten years, respectively, and have aggregate undiscounted future lease payments of $2.8 million. As of June 30, 2022, we did not have any financing leases that had not commenced.

Other supplemental information for our leases is as follows (in thousands):

	Fiscal Year Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	2022	2021
Operating cash flows from operating leases	$33,588	$33,401
Operating cash flows from financing leases	$512	$585
Operating lease assets obtained in exchange for new operating lease liabilities	$18,674	$23,901
Financing lease obligations obtained in exchange for new financing leases assets	$315	$1,311

We sublease a small number of our leased locations. The terms of these leases generally match those of the lease we have with the lessor. As of June 30, 2022, future minimum leases payments due to us under those subleases were as follows (in thousands):

Fiscal Year	Sublease Income
2023	$1,163
2024	1,126
2025	1,151
2026	1,176
2027	891
Thereafter	1,033
Total minimum future sublease income	$6,540

(7)	Inventories

Inventories are summarized as follows (in thousands):

	June 30,
	2022	2021

Finished goods	$131,021	$106,924
Work in process	15,098	11,612
Raw materials	32,490	28,235
Inventory reserves	(2,105)	(2,793)
Inventories, net	$176,504	$143,978

(8)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	June 30,
	2022	2021

Land and improvements	$78,443	$79,478
Building and improvements	356,622	358,469
Machinery and equipment	127,062	127,673
Property, plant and equipment, gross	562,127	565,620
Less: accumulated depreciation and amortization	(338,597)	(334,174)
Property, plant and equipment, net	$223,530	$231,446

We recorded depreciation expense of $16.0 million, $16.4 million and $16.9 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(9)	Goodwill and Other Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At June 30, 2022 and 2021, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which are recorded in our wholesale segment.

We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2022 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required. In performing the qualitative assessment, we considered such factors as macro-economic conditions, industry and market conditions in which we operate including the competitive environment and any significant changes in demand. We also considered our stock price both in absolute terms and in relation to peer companies.

The fair value of our trade name, which is our only indefinite-lived intangible asset other than goodwill, is assessed annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2022 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required. Qualitative factors reviewed included a review for significant adverse changes in customer demand or business climate that could affect the value of the asset, a product recall or an adverse action or assessment by a regulator.

(10)	Restructuring and Other Impairment Activities

Restructuring and other impairment charges, net of gains, were as follows (in thousands):

	Fiscal Year Ended June 30,
	2022	2021
Gain on sales of property, plant and equipment(1)	$(5,431)	$(473)
Severance and other charges	970	422
Lease exit costs(2)	-	1,537
Impairment of long-lived assets(3)	-	623
Optimization of manufacturing and logistics(4)	-	302
Total Restructuring and other impairment charges, net of gains	$(4,461)	$2,411

Optimization of manufacturing and logistics(4)	-	54
Inventory write-downs and additional reserves(5)	-	585
Total	$(4,461)	$3,050

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

(2)

We recorded restructuring charges of $1.5 million during the prior year period related to lease exit costs within the retail segment as a result of an early termination of a lease, the closing and subsequent exiting of a retail design center and the payment to assign a lease to an independent third-party.

(3)

We recorded a non-cash charge of $0.6 million during the prior year period related to the impairment of long-lived assets held at a retail design center location. The asset group used for impairment analysis was the individual retail design center, which represented the lowest level for which identifiable cash flows were available and largely independent of the cash flows of other groups of assets. We estimated future cash flows based on design center-level historical results, current trends and operating and operating and cash flow projections.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(4)

Over the past several years, we have executed on many key initiatives to further optimize our manufacturing and logistics, including closing our Passaic, New Jersey property, converting our Old Fort, North Carolina case goods manufacturing operations into a distribution center, expanding our existing Maiden, North Carolina manufacturing campus and closing our Atoka, Oklahoma distribution center and consolidating its workflow into our Old Fort, North Carolina facility. We recorded charges of $0.4 million in the year ago period related to the closing of our Atoka distribution center with $0.3 million within the line item Restructuring and other impairment charges, net of gains in the consolidated statements of comprehensive income and $0.1 million within Cost of Sales.

(5)

We recorded a non-cash charge of $0.6 million in the prior year related to the write-down and disposal of certain slow moving and discontinued inventory items, which was due to actual demand and forecasted market conditions for these inventory items being less favorable than originally estimated. Of the total inventory write-down, $0.4 million related to slow moving finished goods with the remaining $0.2 million consisting of raw materials that were disposed of. These non-cash inventory write-downs were recorded in the consolidated statement of comprehensive income within the line item Cost of Sales.

The Company’s restructuring and other impairment activity is summarized in the table below (in thousands):

		Fiscal 2022 Activity
	Balance June 30, 2021	New Charges (Income)	Non-Cash	(Payments) Receipts	Balance June 30, 2022
Lease exit costs	$645	$-	$-	$(460)	$185	(1)
Sale of property, plant and equipment	-	(5,431)	5,182	10,613	-
Severance and other charges	439	970	45	(1,096)	268	(2)

Total Restructuring and other impairment activities	$1,084	$(4,461)	$5,227	$9,057	$453

(1)

The remaining balance as of June 30, 2022 of $0.2 million represents remaining monthly lease payments due under a retail design center that was exited during fiscal 2021. The remaining amount of rent to be paid is accrued within Accounts payable and accrued expenses.

(2)

The remaining balance from other charges as of June 30, 2022 is recorded as a contra-asset balance of $0.2 million within Prepaid expenses and other current assets and $0.1 million within Accrued compensation and benefits.

(11)	Credit Agreement

On  January 26, 2022, the Company and most of its domestic subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amends and restates the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides the Company with an option to increase the size of the facility up to an additional amount of $60 million. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Credit Agreement using the effective interest method.

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.0 million at June 30, 2022 and $75.7 million at June 30, 2021.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYFRB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility as of June 30, 2022, June 30, 2021 or at any time during fiscal 2022. Since we had no outstanding borrowings during fiscal 2022, there was no interest expense during fiscal 2022. Interest expense on our outstanding borrowings during fiscal 2021 was $0.3 million.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal years 2022 or 2021, did the unused availability under the Facility fall below $14.0 million, thus the FCCR Covenant did not apply. At both June 30, 2022 and 2021, we were in compliance with all the covenants under the Facility.

Letters of Credit. At June 30, 2022 and June 30, 2021, there was $4.0 million and $5.0 million, respectively, of standby letters of credit outstanding under the Facility.

(12)	Other Long-term Liabilities

The following table summarizes the nature of the amounts within Other long-term liabilities (in thousands):

	June 30,
	2022	2021

Unrecognized tax benefits	$2,023	$1,543
Deferred FICA taxes (as permitted under the CARES Act)	-	1,970
Long-term financing lease liabilities	579	788
Other long-term liabilities	403	685
Other long-term liabilities	$3,005	$4,986

(13)	Income Taxes

Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Income tax expense for the fiscal years ended June 30 were as follows (in thousands):

	2022	2021	2020
U.S. operations	$135,077	$75,458	$12,690
Non-U.S. operations	3,044	953	1,499
Income before income taxes	$138,121	$76,411	$14,189

U.S. operations	34,682	15,812	4,989
Non-U.S. operations	159	594	300
Total income tax expense	$34,841	$16,406	$5,289
Effective tax rate	25.2%	21.5%	37.3%

The components of income tax expense for the fiscal years ended June 30 were as follows (in thousands):

	2022	2021	2020
Current:
Federal	$28,144	$10,617	$2,432
State	6,474	1,647	8
Foreign	575	492	325
Total current	35,193	12,756	2,765
Deferred:
Federal	(610)	4,462	181
State	674	(914)	2,368
Foreign	(416)	102	(25)
Total deferred	(352)	3,650	2,524
Total income tax expense	$34,841	$16,406	$5,289

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following is a reconciliation of our effective tax rate to the U.S. federal income tax rate for the fiscal years ended June 30 (in thousands):

	2022		2021		2020

Income tax expense at U.S. Federal statutory tax rate	$29,005	21.0%	$16,046	21.0%	$2,980	21.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of U.S. federal income benefit	5,208	3.8%	2,565	3.4%	159	1.1%
Change in valuation allowance	(591)	-0.4%	(2,565)	-3.4%	2,534	17.9%
Foreign derived intangible income ("FDII") deduction	(289)	-0.2%	(130)	-0.2%	-	0.0%
Unrecognized tax benefits	390	0.3%	48	0.1%	(215)	-1.5%
Share-based compensation	189	0.1%	72	0.1%	17	0.1%
Other, net	929	0.6%	370	0.5%	(186)	-1.3%
Actual income tax expense (and corresponding effective tax rate)	$34,841	25.2%	$16,406	21.5%	$5,289	37.3%

The significant components of deferred tax assets recorded within the consolidated balance sheet were as follows (in thousands):

	June 30,
	2022	2021
Leases	$28,621	$30,692
Employee compensation accruals	2,167	2,131
Share-based compensation	271	727
Net operating loss carryforwards	340	1,420
Property, plant and equipment	1,309	1,446
Other	3,321	2,263
Subtotal deferred tax assets	36,029	38,679
Less: Valuation allowance	-	(593)
Total deferred tax assets	$36,029	$38,086

The significant components of deferred tax liabilities recorded within the consolidated balance sheet were as follows (in thousands):

	June 30,
	2022	2021
Operating lease right-of-use assets	$24,965	$26,811
Intangible assets other than goodwill	9,041	8,979
Commissions	5,006	5,744
Other	615	502
Total deferred tax liabilities	$39,627	$42,036

Deferred tax balances are classified in the consolidated balance sheets as follows (in thousands):

	June 30,
	2022	2021
Other assets	$820	$1,078
Other non-current liabilities	(4,418)	(5,028)
Total net deferred tax asset (liability)	$(3,598)	$(3,950)

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

At  June 30, 2022, there was no valuation allowance in place against the Company’s tax assets. The valuation allowance previously recorded of $0.6 million against the retail segment’s Canadian tax assets was removed during fiscal 2022 as it was now considered more likely than not to be realized based on the performance and related positive earnings generated by the retail segment’s Canadian operations over the past 36 months. At June 30, 2021, a valuation allowance of $0.6 million was in place against the retail segment’s Canadian tax assets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The deferred tax assets at June 30, 2022 associated with net operating loss carryforwards and the related expiration dates are as follows (in thousands):

	Deferred	Net Operating Loss
	Tax Assets	Carryforwards
Various U.S. state net operating losses, expiring between 2025 and 2040	$340	$3,953

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. If the $2.5 million of unrecognized tax benefits and related interest and penalties as of  June 30, 2022 were recognized, approximately $2.0 million would be recorded as a benefit to income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties is as follows (in thousands):

	June 30,
	2022	2021
Beginning balance	$1,984	$1,933
Additions for tax positions related to the current year	853	452
Additions for tax positions of prior years	94	117
Reductions resulting from a lapse of the applicable statute of limitations	(457)	(518)
Ending balance	$2,474	$1,984

It is reasonably possible that various issues relating to approximately $0.5 million of the total gross unrecognized tax benefits as of  June 30, 2022 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $0.4 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the United States, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in such major jurisdictions as the United States, Canada, Mexico and Honduras. As of  June 30, 2022, the Company and certain subsidiaries are currently under audit from 2017 through 2020 in the United States. While the amount of uncertain tax benefits with respect to the entities and years under audit may change within the next twelve months, it is not anticipated that any of the changes will be significant.

(14)	Shareholders’ Equity

Shares Authorized for Issuance

Our authorized capital stock consists of 150,000,000 shares of common stock, par value $0.01 per share, and 1,055,000 shares of Preferred Stock, par value $0.01 per share. The Board of Directors may provide for the issuance of all or any shares of Preferred Stock in one or more classes or series, and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such class or series and as may be permitted by the General Corporation Law of the State of Delaware. As of June 30, 2022 and 2021, there were no shares of Preferred Stock issued or outstanding.

Share Repurchase Program

There were no share repurchases under the Company’s existing multi-year share repurchase program (the “Share Repurchase Program”) during fiscal 2022 or fiscal 2021. As of June 30, 2022, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our program. There is no expiration date on the repurchase authorization. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We repurchased the following shares of our common stock (on a trade date basis) under our existing share repurchase program as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Common shares repurchased	-	-	1,538,363
Cost to repurchase common shares	$-	$-	$24,319,044
Average price per share	$-	$-	$15.81

We funded our purchases of treasury stock with existing cash on hand and cash generated through current period operations. All our common stock repurchases are recorded as treasury stock and result in a reduction of shareholders’ equity.

Dividends

In August 2021 we paid a special cash dividend of $0.75 per share. In November 2021, the Board of Directors increased the cash dividend by 16% to $0.29 per share and in April 2022 the dividend was increased again by 10% to $0.32 per share. In addition to the special cash dividend paid during August 2021, we paid four regular quarterly cash dividends during fiscal 2022. Total cash dividends paid to shareholders in fiscal 2022 was $1.90 per share and totaled $48.3 million. During fiscal 2021, total cash dividends paid was $43.3 million.

(15)	Earnings Per Share

Basic and diluted EPS are calculated using the following weighted average share data (in thousands):

	Fiscal Year Ended June 30,
	2022	2021	2020
Weighted average shares outstanding for basic calculation	25,413	25,265	26,044
Dilutive effect of stock options and other share-based awards	109	87	25
Weighted average shares outstanding adjusted for dilution calculation	25,522	25,352	26,069

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of June 30, 2022, 2021 and 2020, total share-based awards of 65,545, 46,827 and 403,106, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period. As of June 30, 2022, 2021 and 2020, the number of performance units excluded from the calculation of diluted EPS was 89,969, 251,867 and 199,107, respectively, because the performance conditions were not satisfied.

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

The components of accumulated other comprehensive (loss) are as follows (in thousands):

	June 30,
	2022	2021
Accumulated foreign currency translation adjustments	$(6,397)	$(5,931)
Accumulated unrealized gains (losses) on investments	(65)	-
	$(6,462)	$(5,931)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	Fiscal Year Ended June 30,
	2022	2021
Beginning balance at July 1	$(5,931)	$(8,441)
Other comprehensive income (loss), net of tax	(532)	2,486
Less AOCI attributable to noncontrolling interests	1	24
Ending balance at June 30	$(6,462)	$(5,931)

(17)	Share-Based Compensation

We recognized total share-based compensation expense of $1.1 million, $1.3 million, and $0.3 million in fiscal 2022, 2021 and 2020, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. As of June 30, 2022, $2.1 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.2 years. There was no share-based compensation capitalized as of June 30, 2022 and 2021, respectively.

At June 30, 2022, there were 1,465,543 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”). Under this Plan, the initial aggregate number of shares of common stock that may be issued through awards of any form was 6,487,867 shares. The Plan provides for the grant of stock options, restricted stock and stock units. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options, however no SARs have been issued to date. All share-based awards are approved by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Stock options are granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period and have a contractual term of 10 years. Equity awards can also include performance vesting conditions. Company policy further requires an additional one-year holding period beyond the service vest date for certain executives. Grants to independent directors have a three-year service vesting condition.

Stock Option Activity

A summary of stock option activity is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (yrs)	($ in thousands)
Outstanding at June 30, 2019	378,911	$21.95	4.4	$990
Granted	59,188	$17.27	n/a	n/a
Exercised	(4,500)	$11.74	n/a	$34
Canceled (forfeited/expired)	(30,493)	$23.81	n/a	n/a
Outstanding at June 30, 2020	403,106	$21.24	4.4	$-
Granted	37,008	$12.97	n/a	n/a
Exercised	(174,662)	$16.95	n/a	$667
Canceled (forfeited/expired)	(11,497)	$18.62	n/a	n/a
Outstanding at June 30, 2021	253,955	$23.10	5.6	$1,368
Granted	25,410	$23.61	n/a	n/a
Exercised	(55,220)	$20.23	n/a	$287
Canceled (forfeited/expired)	(117,105)	$23.98	n/a	n/a
Outstanding at June 30, 2022	107,040	$23.75	4.4	$120
Exercisable at June 30, 2022	86,548	$25.05	3.5	$50

The aggregate intrinsic value of stock options exercised during fiscal 2022, 2021 and 2020 was $0.3 million, $0.7 million and less than $0.1 million, respectively. We received proceeds from employee stock option exercises of $1.1 million, $3.0 million, and $0.1 million during fiscal 2022, 2021, and 2020, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of the nonvested shares as of June 30, 2022 and changes during the fiscal year then ended is presented below.

		Weighted Average
	Options	Exercise Price
Nonvested at June 30, 2021	79,584	$16.18
Granted	25,410	$23.61
Vested	(36,018)	$17.47
Canceled (forfeited)	(48,484)	$18.25
Nonvested at June 30, 2022	20,492	$18.22

As of June 30, 2022, less than $0.1 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 1.7 years.

Employee Stock Option Grants. There were no stock option awards granted to employees during fiscal 2022 or fiscal 2021.

Non-Employee Stock Option Grants. The Plan also provides for the grant of share-based awards to non-employee directors of the Company. During the first quarter of fiscal 2022, we granted 25,410 stock options at an exercise price of $23.61 to our existing non-employee directors. These stock options vest in three annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on our Board. All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board. Non-employee (independent) directors were granted stock options during the first quarter of each fiscal year presented and valued using the Black-Scholes option pricing model with the following assumptions:

	2022	2021	2020
Volatility	39.3%	38.2%	30.8%
Risk-free rate of return	0.73%	0.35%	1.55%
Dividend yield	3.79%	3.26%	3.97%
Expected average life (years)	5.5	5.5	5.3
Grant date fair value	$5.04	$3.20	$3.30
Fair value as a % of exercise price	21.3%	24.7%	18.8%

There were no other non-employee stock option grants during fiscal 2022 or 2021.

Restricted Stock Unit Activity

A summary of restricted stock unit activity is presented below.

		Weighted
	Restricted	Average
	Stock Units	Fair Value
Outstanding at June 30, 2019	-	n/a
Granted	58,000	$9.15
Vested	-	n/a
Canceled (forfeited)	(2,000)	$9.15
Outstanding at June 30, 2020	56,000	$9.15
Granted	38,000	$9.58
Vested	(12,375)	$9.15
Canceled (forfeited)	(10,625)	$9.15
Outstanding at June 30, 2021	71,000	$9.38
Granted	51,100	$20.71
Vested	(29,000)	$9.43
Canceled (forfeited)	(17,000)	$12.66
Outstanding at June 30, 2022	76,100	$16.23

During fiscal 2022 we granted 51,100 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $20.71. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in four equal annual installments on the anniversary of the date of grant. During fiscal 2021, we granted 38,000 RSUs with a weighted average grant date fair value of $9.58. The fiscal 2021 RSUs vest in two equal annual installments on the first and second anniversary date of the grant.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

As of June 30, 2022, $0.9 million of total unrecognized compensation expense related to non-vested restricted stock units is expected to be recognized over a weighted average remaining period of 2.8 years.

Performance Stock Unit Activity

The following table summarizes PSU activity at the maximum award amounts:

		Weighted Average
		Grant Date
	Units	Fair Value
Outstanding at June 30, 2019	313,882	$22.82
Granted	99,405	$12.72
Vested	-	n/a
Canceled (forfeited)	(88,180)	$25.27
Outstanding at June 30, 2020	325,107	$19.05
Granted	117,338	$8.76
Vested	-	n/a
Canceled (forfeited)	(64,578)	$18.29
Outstanding at June 30, 2021	377,867	$15.98
Granted	90,367	$17.15
Vested	(35,124)	$18.19
Canceled (forfeited)	(112,975)	$11.86
Outstanding at June 30, 2022	320,135	$17.53

Share-based compensation expense related to PSUs recognized in our consolidated statements of comprehensive income are presented in the following table (in thousands).

	Fiscal Year Ended June 30,
	2022	2021	2020
Fiscal 2019 grants	$-	$335	$101
Fiscal 2020 grants	107	234	59
Fiscal 2021 grants	143	301	-
Fiscal 2022 grants	413	-	-
Total expense	$663	$870	$160

As of June 30, 2022, $1.1 million of total unrecognized compensation expense related to non-vested PSUs is expected to be recognized over a weighted average remaining period of 1.8 years.

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

During fiscal 2022 we granted 90,367 PSUs compared with 117,338 PSUs in fiscal 2021. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model. The weighted average assumptions used for PSUs granted during fiscal 2022, 2021 and 2020, respectively, are presented below.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Fiscal Year Ended June 30,
	2022	2021	2020
Volatility	43.3%	56.0%	30.5%
Risk-free rate of return	0.62%	0.14%	1.72%
Dividend yield	3.79%	3.26%	3.97%

(18)	Employee Retirement Programs

The Company established its Ethan Allen Retirement Savings Plan (the “401(k) Plan”) in 1994. The 401(k) Plan is a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Effective January 1, 2021, all full-time U.S. employees of the Company are eligible to participate in the Plan on the first day of employment. Prior to such date, all full-time United States employees were eligible to participate in the 401(k) Plan on the first day of any subsequent April, July, October or January coincident with or next following the three-month anniversary of their date of hire. Each year, participants may contribute up to 100% of their eligible annual compensation, subject to annual limitations established by the IRC. We may, at our discretion, make a matching and profit-sharing contribution to the 401(k) Plan on behalf of each eligible participant. All participants with a date of hire on or after January 1, 2021 shall cliff vest 100% of Company contributions received after three years of service. Those employees hired before January 1, 2021 will continue to vest immediately in all Company contributions. The Company, at its discretion, may elect to match a portion of employee contributions. Total defined contribution plan expenses incurred by the Company in matching and profit-sharing contributions to employee 401(k) accounts during fiscal 2022, 2021 and 2020, was $2.6 million, $2.7 million and $3.2 million, respectively.

In addition to the 401(k) Plan, Ethan Allen provides additional benefits to select management in the form of deferred compensation arrangements. The total cost of these benefits were immaterial to the Company during each period presented.

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

Wholesale Segment. The wholesale segment, which accounted for 15.6% of net sales during fiscal 2022, is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of our broad range of home furnishings and accents. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. Wholesale revenue is generated upon the sale and shipment of our products to our retail network of independently operated design centers, Company-operated design centers and other contract customers. Sales to ten of our largest customers accounted for 18.2% of revenues within our wholesale segment during fiscal 2022. Our ten largest customers were all within our wholesale segment and represent 10.8% of our consolidated net sales in fiscal 2022. These customers are the GSA and nine independent retailers. No single customer represented more than 5% of our consolidated net sales in fiscal 2022.

Retail Segment. The retail segment, which accounted for 84.4% of net sales during fiscal 2022, sells home furnishings and accents to clients through a network of Company-operated design centers. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of retail home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities. As of June 30, 2022, the Company operated 141 design centers within our retail segment.

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

Information for each of the last three fiscal years is provided below (in thousands):

	Fiscal Year Ended June 30,
	2022	2021	2020
Net sales
Wholesale segment	$483,842	$413,076	$337,948
Less: intersegment sales	(355,964)	(282,878)	(210,911)
Wholesale sales to external customers	127,878	130,198	127,037
Retail segment	689,884	554,971	462,800
Consolidated total	$817,762	$685,169	$589,837

Income before income taxes
Wholesale segment	$63,930	$52,281	$33,106
Retail segment	80,496	28,824	(21,414)
Elimination of intercompany profit(a)	(6,176)	(3,820)	2,952
Operating income	138,250	77,285	14,644
Interest and other financing costs	201	481	739
Other income (expense), net	72	(393)	284
Consolidated total	$138,121	$76,411	$14,189

Depreciation and amortization
Wholesale segment	$6,439	$6,714	$7,107
Retail segment	9,548	9,671	9,752
Consolidated total	$15,987	$16,385	$16,859

Capital expenditures
Wholesale segment	$8,125	$5,618	$7,454
Retail segment	5,262	6,411	8,255
Consolidated total	$13,387	$12,029	$15,709

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

	June 30,
(in thousands)	2022	2021	2020
Total Assets
Wholesale segment	$341,466	$298,332	$255,011
Retail segment	412,176	412,066	390,635
Inventory profit elimination(a)	(33,747)	(27,153)	(22,857)
Consolidated total	$719,895	$683,245	$622,789

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

Geographic Information

Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to customers through our Company-operated design centers. The number of international design centers and the related net sales as a percentage of our consolidated net sales are shown in the following tables.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Fiscal Year Ended June 30,
	2022	2021	2020
Independent retailer design centers	122	127	125
Company-operated design centers	4	5	6
Total international design centers	126	132	131
% of total design centers international	42.6%	43.7%	43.1%
% of consolidated net sales	4.0%	5.1%	5.7%

Sales by Country	2022	2021	2020
United States	96.0%	94.9%	94.3%
All Others	4.0%	5.1%	5.7%

The following table sets forth long-lived assets by geographic area at June 30 (in thousands):

	2022	2021	2020
United States	$295,747	$311,529	$319,012
Mexico	15,085	15,381	14,474
Honduras	9,967	8,347	8,049
Canada	3,513	4,919	4,485
Total long-lived assets(1)	$324,312	$340,176	$346,020

(1)	Long-lived assets consist of property, plant and equipment and operating lease right-of-use assets and exclude goodwill, intangible assets, deferred income taxes and other assets.

(20)	Commitments and Contingencies

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

Purchase Commitments with Suppliers

Purchase obligations are defined as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We do, in the normal course of business, regularly initiate purchase orders for the procurement of (i) selected finished goods sourced from third-party suppliers, (ii) lumber, fabric, leather and other raw materials used in production, and (iii) certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within a relatively short time period. Our open purchase orders with respect to such goods and services was $40.8 million at June 30, 2022 and are expected to be paid in the next 12 months.

Other Purchase Commitments

Other purchase commitments represent payment due for services such as telecommunication, computer-related software, royalties, web development, insurance and other maintenance contracts. These commitments are generally payable within one year and totaled approximately $19.7 million as of June 30, 2022.

Legal Matters

We are routinely party to various legal proceedings in the ordinary course of business, including investigations or as a defendant in litigation. Such legal proceedings may include claims related to our employment practices; wage and hour claims; claims of intellectual property infringement, including with respect to patents; and consumer action claims relating to our consumer products and practices. In addition, from time to time, we are subject to actions commenced by third-parties such as product liability claims for products we manufacture and sell, personal injury claims and allegations that properties we operate do not comply with legally required access requirements for persons with disabilities. We could also face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, ERISA and disability claims. We are also subject to various federal, state and local environmental protection laws and regulations and are involved, from time to time, in investigations and proceedings regarding environmental matters. Such environmental investigations and proceedings typically concern air emissions, water discharges, and/or management of solid and hazardous wastes. We believe that our facilities are in material compliance with all such applicable laws and regulations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote”, “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at June 30, 2022, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

(21)	Subsequent Event

On August 1, 2022, we completed a sale and leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center. As part of the transaction, we received gross proceeds of $8.4 million, less closing costs. The design center was leased back to Ethan Allen via a multi-year operating lease agreement.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management report on internal control over financial reporting is included under Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report which appears under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. A copy of this code of conduct is available at the Investor Relations section of our website at https://ir.ethanallen.com/corporate-governance/governance-documents. We intend to satisfy any disclosure requirements of Form 8-K regarding disclosure of certain amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website at the address and general location specified above within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted, and the date of the waiver will also be disclosed.

Information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with, or furnish to, the SEC.

Executive Officers of the Company

We provide some of the information about our executive officers under the heading Information About our Executive Officers in Part I of this Annual Report on Form 10-K. All other remaining information required by this item will be included in our proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated in this item by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information required by this item relating to security ownership of certain beneficial owners and management will be included in our proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes as of June 30, 2022, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	503,275	(1)	$23.75	(2)	1,465,543
Equity compensation plans not approved by security holders(3)	-		-		-
Total	503,275		$23.75		1,465,543
(1)

Amount includes stock options outstanding under the Company’s Stock Incentive Plan as well as outstanding restricted stock units and performance units which have been provided for under the provisions of the Company’s Stock Incentive Plan.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(2)

Calculated without taking into account shares of Company common stock subject to outstanding restricted stock unit and performance unit awards that will become issuable as they vest, without any cash consideration or other payment required for such shares.

(3)	As of June 30, 2022, we did not maintain any equity compensation plans that have not been approved by our shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated in this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is CohnReznick LLP, New York, New York (PCAOB ID: 596). Our predecessor independent registered public accounting firm was KPMG LLP, Stamford, Connecticut (PCAOB ID: 185).

The information required by this item will be included in our proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated in this item by reference.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

The information required by this item is included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K which is incorporated herein.

(2)	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or notes described in Item 15(a)(1) above.

(3)	Exhibits

The information required by this item is set forth below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-11692	3(a)	11/18/2016	-
3.2	Certificate of Designations relating to the New Convertible Preferred Stock dated as of March 23, 1993	10-K	001-11692	3(b)	8/12/2015	-
3.3	Certificate of Designations of Series C Junior Participating Preferred Stock dated as of July 3, 1996, and Certificate of Amendment of Certificate of Designations of Series C Junior Participating Preferred Stock dated as of December 27, 2004	10-K	001-11692	3(c)	8/12/2015	-
3.4	Amended and Restated By-laws of the Company	8-K	001-11692	3(d)	11/18/2016	-
4.1	Description of Securities of the Registrant	-	-	-	-	X
10.1	Restated Directors Indemnification Agreement dated March 1993, among the Company and Ethan Allen and their Directors (incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)	S-1	33-57216	10(c)	3/16/1993	-
10.2*	Employment Agreement between the Company and M. Farooq Kathwari dated October 1, 2015	8-K	001-11692	10.1	10/2/2015	-
10.3*	Form of Performance-Based Stock Unit Agreement	8-K	001-11692	10.2	10/2/2015	-
10.4*	Change in Control Severance Plan	8-K	001-11692	10.3	10/2/2015	-
10.5*	Ethan Allen Interiors Inc. Stock Incentive Plan	DEFC14A	001-11692	Appendix A	10/27/2015	-
10.6*	Form of Option Agreement for Grants to Independent Directors	10-K	001-11692	10(h)-4	9/13/2005	-
10.7*	Form of Option Agreement for Grants to Employees	10-K	001-11692	10(h)-5	9/13/2005	-
10.8*	Form of Restricted Stock Agreement for Executives	8-K	001-11692	10(f)-1	11/19/2007	-
10.9*	Form of Stock Option Agreement for Grants to Employees that include performance conditions	10-Q	001-11692	10(g)-5	5/1/2014	-
10.10	Third Amended and Restated Credit Agreement among Ethan Allen Interiors Inc., most of its domestic subsidiaries, and J.P. Morgan Chase Bank, N.A., as Administrative Agent and Syndication Agent, and Capital One, National Association, as Documentation Agent, dated as of January 26, 2022	10-Q	001-11692	10.1	1/27/2022	-

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

10.11*	Employment Agreement between the Company and M. Farooq Kathwari dated February 3, 2022	8-K	001-11692	10.1	2/3/2022	-
10.12*	Form of Performance-Based Stock Unit Agreement	8-K	001-11692	10.2	2/3/2022	-
10.13*	Form of Restricted Stock Unit Agreement	8-K	001-11692	10.3	2/3/2022	-
16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated February 10, 2022	8-K	001-11692	16.1	2/10/2022
21	List of subsidiaries of Ethan Allen Interiors Inc.	-	-	-	-	X
23.1	Consent of CohnReznick LLP	-	-	-	-	X
23.2	Consent of KPMG LLP	-	-	-	-	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	-	-	-	-	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	-	-	-	-	X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	-
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	-
101.INS	Inline XBRL Instance Document	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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

ETHAN ALLEN INTERIORS INC. (Registrant)

Date: August 29, 2022	By:	/s/ M. Farooq Kathwari
(M. Farooq Kathwari) Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints M. Farooq Kathwari and Matthew J. McNulty, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ M. Farooq Kathwari	Chairman, President and Chief Executive Officer	August 29, 2022
(M. Farooq Kathwari)	(Principal Executive Officer)

/s/ Matthew J. McNulty	Senior Vice President, Chief Financial Officer and Treasurer	August 29, 2022
(Matthew J. McNulty)	(Principal Financial Officer)

/s/ María Eugenia Casar	Director	August 29, 2022
(María Eugenia Casar)

/s/ Dr. John Clark	Director	August 29, 2022
(Dr. John Clark)

/s/ John J. Dooner Jr.	Director	August 29, 2022
(John J. Dooner Jr.)

/s/ Cynthia Ekberg Tsai	Director	August 29, 2022
(Cynthia Ekberg Tsai)

/s/ David M. Sable	Director	August 29, 2022
(David M. Sable)

/s/ Tara I. Stacom	Director	August 29, 2022
(Tara I. Stacom)