Form 10-Q
period 2022-09-30
ETHAN ALLEN INTERIORS INC
filed 2022-10-26
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 19, 2022, was 25,347,420.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q FIRST QUARTER OF FISCAL 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2022	June 30, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$92,878	$109,919
Investments	49,566	11,199
Accounts receivable, net	8,607	17,019
Inventories, net	167,656	176,504
Prepaid expenses and other current assets	32,987	32,108
Total current assets	351,694	346,749

Property, plant and equipment, net	221,779	223,530
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	99,500	100,782
Deferred income taxes	1,019	820
Other assets	2,729	2,886
Total ASSETS	$721,849	$719,895

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$36,744	$37,370
Customer deposits	108,888	121,080
Accrued compensation and benefits	19,955	22,700
Current operating lease liabilities	24,972	25,705
Other current liabilities	17,731	8,788
Total current liabilities	208,290	215,643
Operating lease liabilities, long-term	88,776	89,506
Deferred income taxes	3,769	4,418
Other long-term liabilities	5,275	3,005
Total LIABILITIES	$306,110	$312,572

Commitments and contingencies (see Note 18)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,415 and 49,360 shares issued; 25,347 and 25,323 shares outstanding at September 30, 2022 and June 30, 2022, respectively	494	494
Additional paid-in capital	385,051	384,782
Treasury stock, at cost: 24,068 and 24,037 shares at September 30, 2022 and June 30, 2022, respectively	(682,599)	(681,834)
Retained earnings	719,370	710,369
Accumulated other comprehensive loss	(6,544)	(6,462)
Total Ethan Allen Interiors Inc. shareholders' equity	415,772	407,349
Noncontrolling interests	(33)	(26)
Total SHAREHOLDERS' EQUITY	415,739	407,323
Total LIABILITIES AND SHAREHOLDERS' EQUITY	$721,849	$719,895

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended
	September 30,
	2022	2021
Net sales	$214,530	$182,327
Cost of sales	84,914	73,135
Gross profit	129,616	109,192

Selling, general and administrative expenses	91,962	81,577
Restructuring and other impairment charges, net of gains	(1,996)	255
Operating income	39,650	27,360

Interest expense and other financing costs	55	48
Interest and other income, net	396	28
Income before income taxes	39,991	27,340
Income tax expense	10,111	7,187
Net income	$29,880	$20,153

Per share data
Basic earnings per common share:
Net income per basic share	$1.17	$0.79
Basic weighted average common shares	25,458	25,375
Diluted earnings per common share:
Net income per diluted share	$1.17	$0.79
Diluted weighted average common shares	25,560	25,451

Comprehensive income
Net income	$29,880	$20,153
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(226)	(653)
Other income	137	1
Other comprehensive loss, net of tax	(89)	(652)
Comprehensive income	$29,791	$19,501

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	September 30,
Cash Flows from Operating Activities	2022	2021
Net income	$29,880	$20,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,857	4,325
Share-based compensation expense	268	277
Non-cash operating lease cost	7,802	7,473
Deferred income taxes	(848)	751
Restructuring and other impairment charges, net of gains	(1,996)	255
Restructuring payments	(238)	(417)
Loss on disposal of property, plant and equipment	36	5
Other	331	(10)
Change in operating assets and liabilities
Accounts receivable, net	8,412	1,084
Inventories, net	8,848	(14,757)
Prepaid expenses and other current assets	(639)	(2,808)
Customer deposits	(12,192)	9,563
Accounts payable and accrued expenses	(668)	(1,184)
Accrued compensation and benefits	(2,711)	(3,971)
Operating lease liabilities	(8,230)	(8,521)
Other assets and liabilities	6,510	4,771
Net cash provided by operating activities	38,422	16,989

Cash Flows from Investing Activities
Proceeds from sales of property, plant and equipment	8,103	-
Capital expenditures	(3,179)	(1,529)
Purchases of investments	(64,953)	-
Proceeds from sales of investments	26,504	-
Net cash used in investing activities	(33,525)	(1,529)

Cash Flows from Financing Activities
Payment of cash dividends	(20,879)	(25,372)
Taxes paid related to net share settlement of equity awards	(765)	(778)
Payments on financing leases	(133)	(132)
Net cash used in financing activities	(21,777)	(26,282)

Effect of exchange rate changes on cash and cash equivalents	(273)	(109)

Net decrease in cash, cash equivalents and restricted cash	(17,153)	(10,931)
Cash, cash equivalents and restricted cash at beginning of period	110,871	104,596
Cash, cash equivalents and restricted cash at end of period	$93,718	$93,665

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2022	49,360	$494	$384,782	24,037	$(681,834)	$(6,462)	$710,369	$(26)	$407,323
Net income	-	-	-	-	-	-	29,880	-	29,880
Share-based compensation expense	-	-	268	-	-	-	-	-	268
Restricted stock vesting	55	-	1	31	(765)	-	-	-	(764)
Cash dividends declared	-	-	-	-	-	-	(20,879)	-	(20,879)
Other comprehensive (loss) income	-	-	-	-	-	(82)	-	(7)	(89)
Balance at September 30, 2022	49,415	$494	$385,051	24,068	$(682,599)	$(6,544)	$719,370	$(33)	$415,739

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2021	49,240	$492	$382,527	24,003	$(680,991)	$(5,931)	$655,346	$(25)	$351,418
Net income	-	-	-	-	-	-	20,153	-	20,153
Share-based compensation expense	-	-	277	-	-	-	-	-	277
Restricted stock vesting	55	1	-	32	(779)	-	-	-	(778)
Cash dividends declared	-	-	-	-	-	-	(25,372)	-	(25,372)
Other comprehensive (loss) income	-	-	-	-	-	(653)	-	1	(652)
Balance at September 30, 2021	49,295	$493	$382,804	24,035	$(681,770)	$(6,584)	$650,127	$(24)	$345,046

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

Organization

Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a leading interior design company, manufacturer and retailer in the home furnishings marketplace.

Nature of Business

We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality, and personalized service. We are known for the quality and craftsmanship of our products as well as for the exceptional personal service from design to delivery. We provide complimentary interior design service to our clients and sell a full range of home furnishings through a retail network of design centers located throughout the United States and abroad as well as online at ethanallen.com.

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of  September 30, 2022, the Company operates 139 retail design centers with 135 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are manufactured or assembled in the North American plants. We also contract with various suppliers located in Europe, Asia, and other countries that produce products that support our business.

(2)	Interim Basis of Presentation

Principles of Consolidation

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

All intercompany activity and balances, including any related profit on intercompany sales, have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of results that  may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Annual Report on Form 10-K”).

Use of Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, goodwill and indefinite-lived intangible asset impairment analyses, recoverability and useful lives for property, plant and equipment, inventory obsolescence, tax valuation allowances and the evaluation of uncertain tax positions and business insurance reserves.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheet. As of September 30, 2022 and June 30, 2022, we held $0.8 million and $1.0 million, respectively, of restricted cash related to our Ethan Allen insurance captive.

We have evaluated subsequent events through the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(3)	Recent Accounting Pronouncements

New Accounting Standards or Updates Adopted in Fiscal 2023

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability to our consolidated financial statements. We have not adopted any ASUs in fiscal 2023.

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

No other new accounting pronouncements issued or effective as of September 30, 2022 have had or are expected to have a material impact on our consolidated financial statements.

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

Sales Taxes. We exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). Sales tax collected is not recognized as revenue but is included in Accounts payable and accrued expenses on the consolidated balance sheets as it is ultimately remitted to governmental authorities.

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At September 30, 2022 and June 30, 2022, these amounts were immaterial.

Allowance for Doubtful Accounts. Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. At September 30, 2022 and June 30, 2022, the allowance for doubtful accounts was immaterial.

Commissions. We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At September 30, 2022, we had prepaid commissions of $17.8 million, which we expect to recognize to selling expense during the remainder of fiscal 2023 as Selling, general and administrative expenses within our consolidated statements of comprehensive income.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Customer Deposits. In most cases we collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. As of  September 30, 2022, we had customer deposits of $108.9 million compared with $121.1 million at June 30, 2022. During the first quarter of fiscal 2023, we recognized $78.1 million of revenue related to our contract liabilities as of  June 30, 2022. We expect that substantially all of the customer deposits received as of  September 30, 2022 will be recognized as revenue within the next twelve months as the performance obligations are satisfied.

We recognize the promised amount of consideration without adjusting for the effects of a significant financing component if the contract has a duration of one year or less. As our contracts typically are less than one year in length and do not have significant financing components, we have not adjusted consideration.

The following table disaggregates our net sales by product category by segment for the three months ended September 30, 2022 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$58,622	$90,982	$(43,565)	$106,039
Case goods(3)	38,170	49,254	(23,458)	63,966
Accents(4)	19,621	34,205	(16,756)	37,070
Other(5)	(1,762)	9,217	-	7,455
Total	$114,651	$183,658	$(83,779)	$214,530

The following table disaggregates our net sales by product category by segment for the three months ended September 30, 2021 (in thousands):

	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$60,003	$76,294	$(41,875)	$94,422
Case goods(3)	33,519	41,455	(22,990)	51,984
Accents(4)	17,445	31,217	(17,242)	31,420
Other(5)	(1,519)	6,020	-	4,501
Total	$109,448	$154,986	$(82,107)	$182,327

(1)	The “Eliminations” column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

(4)

Accents includes items such as window treatments and drapery hardware, wall décor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, flooring, wall coverings and home and garden furnishings.

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At September 30, 2022, we have categorized our investments as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities as of September 30, 2022 or June 30, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and June 30, 2022. We did not have any transfers between levels of fair value measurements during the periods presented.

	Fair Value Measurements at September 30, 2022
Assets	Level 1	Level 2	Level 3	Balance
Corporate money market funds(1)	$20,043	$-	$-	$20,043
Investments(2)	-	49,566	-	49,566
Total	$20,043	$49,566	$-	$69,609

	Fair Value Measurements at June 30, 2022
Assets	Level 1	Level 2	Level 3	Balance
Corporate money market funds(1)	$51,035	$-	$-	$51,035
Investments(2)	-	11,199	-	11,199
Total	$51,035	$11,199	$-	$62,234

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

(2)

Our investments as of September 30, 2022 consist solely of U.S. Treasury Bills with maturities of one year or less. Previously held investments included fixed income securities including municipal bonds, commercial paper and certificates of deposits with maturities of one year of less. We classify our investments as available-for-sale debt investments. The fair value of our underlying investments is based on observable inputs. Our investments are classified as Level 2 and are included in Investments (short-term) within the consolidated balance sheets. All unrealized gains and losses were included in Accumulated Other Comprehensive Income (Loss) within the consolidated balance sheets. There were no material gross unrealized gains or losses on the investments at September 30, 2022 or June 30, 2022.

As of September 30, 2022 and June 30, 2022, we did not have any outstanding bank borrowings, which we historically have categorized as a Level 2 liability. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2023 or 2022.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings as of September 30, 2022 and June 30, 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(6)	Leases

We recognize substantially all leases on their balance sheet as a ROU asset and a lease liability. We have operating leases for many of our design centers that expire at various dates through fiscal 2040. We also lease certain tangible assets, including computer equipment and vehicles with initial lease terms ranging from three to five years.

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

The Company's lease terms and discount rates are as follows:

	September 30,
	2022	2021
Weighted average remaining lease term (in years)
Operating leases	6.0	6.0
Financing leases	2.4	2.4
Weighted average discount rate
Operating leases	4.5%	4.2%
Financing leases	3.1%	2.2%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended
		September 30,
	Statements of Comprehensive Income Location	2022	2021
Operating lease cost(1)	Selling, general and administrative (“SG&A”) expenses	$7,802	$7,473
Financing lease cost
Depreciation of property	SG&A expenses	128	126
Interest on lease liabilities	Interest and other financing costs	8	7
Short-term lease cost(2)	SG&A expenses	255	308
Variable lease cost(3)	SG&A expenses	2,210	2,313
Less: Sublease income	SG&A expenses	(293)	(414)
Total lease expense		$10,110	$9,813

(1)	Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.

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

ETHAN ALLEN INT

ERIORS INC. AND SUBSIDIARIES

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of September 30, 2022 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2023 (remaining nine months)	$22,511	$422
2024	25,510	392
2025	21,401	80
2026	17,739	72
2027	12,701	66
Thereafter	31,382	-
Total undiscounted future minimum lease payments	131,244	1,032
Less: imputed interest	(17,496)	(46)
Total present value of lease obligations(1)	$113,748	$986

(1)	Excludes future commitments under short-term operating lease agreements of $0.7 million as of September 30, 2022.

As of September 30, 2022, we have two operating leases for retail design centers, which have not yet commenced. These two operating leases are not part of the tables above nor in the lease right-of-use assets and liabilities. These leases will commence when we obtain possession of the underlying leased asset, which is expected to occur during the second quarter of fiscal 2023. The two operating leases are for a period of five and seven years, respectively, and have aggregate undiscounted future lease payments of $7.8 million. As of September 30, 2022, we did not have any financing leases that had not commenced.

Other supplemental information for our leases is as follows (in thousands):

	Three months ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,230	$8,521
Operating cash flows from financing leases	$133	$132
Operating lease assets obtained in exchange for operating lease liabilities	$5,510	$(624)

There were no non-cash financing lease obligations obtained in exchange for new financing lease assets during the three months ended September 30, 2022 or 2021.

Sale-leaseback transaction. On August 1, 2022, we completed a sale-leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center. The design center was leased back to Ethan Allen via a multi-year operating lease agreement. As part of the transaction, we received net proceeds of $8.1 million, which resulted in a pre-tax gain of $1.8 million recorded within Restructuring and other impairment charges, net of gains and $5.2 million deferred as a liability to be amortized to Restructuring and other impairment charges, net of gains over the term of the related lease. During the first quarter of fiscal 2023 we recorded two months of amortization of this deferred liability, which increased our restructuring gain to $2.3 million. As of September 30, 2022, the deferred liability balance was $4.8 million, with $2.6 million in Other current liabilities and $2.2 million in Other long-term liabilities on our consolidated balance sheet.

(7)	Inventories

Inventories are summarized as follows (in thousands):

	September 30,	June 30,
	2022	2022
Finished goods	$122,957	$131,021
Work in process	14,560	15,098
Raw materials	32,222	32,490
Inventory reserves	(2,083)	(2,105)
Inventories, net	$167,656	$176,504

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(8)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	September 30,	June 30,
	2022	2022
Land and improvements	$77,747	$78,443
Building and improvements	346,162	356,622
Machinery and equipment	122,093	127,062
Property, plant and equipment, gross	546,002	562,127
Less: accumulated depreciation and amortization	(324,223)	(338,597)
Property, plant and equipment, net	$221,779	$223,530

We recorded depreciation expense of $3.9 million and $4.3 million for the three months ending September 30, 2022 and 2021, respectively.

(9)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. At September 30, 2022 and June 30, 2022, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which are recorded in our wholesale segment.

Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2022, consistent with the timing of prior years. We concluded it was more likely than not that the fair value was greater than the respective carrying value and no impairment charge was required.

(10)	Other Current Liabilities

The following table summarizes the nature of the amounts within Other current liabilities (in thousands):

	September 30,	June 30,
	2022	2022

Income taxes payable	$10,907	$4,558
Deferred liability, short-term (1)	2,620	-
Financing lease liabilities, short-term	535	535
Other current liabilities	3,669	3,695
Other current liabilities	$17,731	$8,788

(1)

As of September 30, 2022, the deferred liability balance associated with the sale-leaseback transaction completed on August 1, 2022 was $4.8 million, with $2.6 million in Other current liabilities and $2.2 million in Other long-term liabilities on our consolidated balance sheet. Refer to Note 6, Leases, for further disclosure on the transaction.

(11)	Income Taxes

We recorded income tax expense of $10.1 million for the three months ended September 30, 2022 compared with $7.2 million in the prior year comparable period. Our consolidated effective tax rate was 25.3% for the three months ended September 30, 2022 compared with 26.3% in the prior year period. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

We recognize interest and penalties related to income tax matters as a component of income tax expense. As of September 30, 2022, we had $2.8 million of unrecognized tax benefits compared with $2.5 million as of June 30, 2022. It is reasonably possible that various issues relating to approximately $0.5 million of the total gross unrecognized tax benefits as of September 30, 2022 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, approximately $0.4 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(12)	Credit Agreement

On  January 26, 2022, the Company and most of its domestic subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amends and restates the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides the Company with an option to increase the size of the facility up to an additional amount of $60 million. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense within Interest expense and other financing costs in the consolidated statements of comprehensive income over the remaining life of the Credit Agreement using the effective interest method.

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.0 million at both September 30, 2022 and June 30, 2022.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYRFB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility as of September 30, 2022, June 30, 2022, or at any time during fiscal 2023 and 2022. Since we had no outstanding borrowings during fiscal 2023 and 2022, there was no interest expense during fiscal 2023 and 2022.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal years 2023 or 2022, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At both September 30, 2022 and June 30, 2022, we were in compliance with all the covenants under the Facility.

Letters of Credit. At both September 30, 2022 and June 30, 2022, there was $4.0 million of standby letters of credit outstanding under the Facility.

(13)	Restructuring and Other Impairment Activities

Restructuring and other impairment charges, net of gains, were as follows (in thousands):

	Three months ended
	September 30,
	2022	2021
Gain on sale and leaseback transaction(1)	$(2,257)	$-
Severance and other charges	261	255
Total Restructuring and other impairment charges, net of gains	$(1,996)	$255

(1)

In August 2022, we sold and subsequently leased back a retail design center and recognized a net gain of $2.3 million during the quarter. As of September 30, 2022, the remaining deferred liability was $4.8 million and will be recognized over the remaining life of the lease. Refer to Note 6, Leases, for further discussion on the sale-leaseback transaction.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restructuring payments made by the Company during the first three months of fiscal 2023 were $0.2 million, which were primarily for lease payments due under a retail design center that was previously exited and employee severance. Excluding the deferred liability of $4.8 million related to the sale-leaseback transaction, the remaining restructuring balance as of September 30, 2022 was less than $0.5 million, which is anticipated to be paid during the remainder of fiscal 2023.

(14)	Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated using the following weighted average share data (in thousands):

	Three months ended
	September 30,
	2022	2021
Weighted average shares outstanding for basic calculation	25,458	25,375
Dilutive effect of stock options and other share-based awards	102	76
Weighted average shares outstanding adjusted for dilution calculation	25,560	25,451

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of September 30, 2022 and 2021, total share-based awards of 94,379 and 142,083, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of September 30, 2022 and 2021, the number of performance units excluded from the calculation of diluted EPS were 181,096 and 293,752, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

(15)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains or losses on investments. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Our investments consist of U.S. Treasury Bills, municipal bonds, commercial paper and certificates of deposit with maturities of one year or less. All unrealized gains and losses are included in Accumulated Other Comprehensive Income (Loss) within the consolidated balance sheets.

The components of accumulated other comprehensive (loss) are as follows (in thousands):

	September 30,	June 30,
	2022	2022
Accumulated foreign currency translation adjustments	$(6,623)	$(6,397)
Accumulated unrealized gains (losses) on investments	79	(65)
	$(6,544)	$(6,462)

The following table sets forth the activity in accumulated other comprehensive (loss) (in thousands).

	2022	2021
Beginning balance at July 1	$(6,462)	$(5,931)
Other comprehensive loss, net of tax	(89)	(652)
Less AOCI attributable to noncontrolling interests	7	(1)
Ending balance at September 30	$(6,544)	$(6,584)

(16)	Share-Based Compensation

We recognized total share-based compensation expense of $0.3 million during the three months ended September 30, 2022 and 2021. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. As of September 30, 2022, $3.6 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.5 years. There was no share-based compensation capitalized for the three months ended September 30, 2022 and 2021, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At September 30, 2022, there were 1,246,280 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock, and stock units.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the three months ended September 30, 2022 and 2021.

Non-Employee Stock Option Grants. The Plan also provides for the grant of share-based awards, including stock options, to non-employee directors of the Company. During the first quarter of fiscal 2023, we granted 23,970 stock options at an exercise price of $25.03 to our existing non-employee directors. In the prior year first quarter, we granted 25,410 stock options at an exercise price of $23.61. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on the Company’s Board of Directors (the “Board”). All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board. There were no other non-employee stock option grants during fiscal 2023 or 2022.

As of September 30, 2022, $0.2 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 2.6 years. A total of 122,497 stock options were outstanding as of September 30, 2022, at a weighted average exercise price of $24.07 and a weighted average grant date fair value of $7.59.

Restricted Stock Unit Activity

During the first three months of fiscal 2023, we granted 21,257 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $19.48. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in four equal annual installments on the anniversary of the date of grant. In the year ago first quarter, we granted 51,100 RSUs with a weighted average grant date fair value of $20.71 and vest in four equal annual installments on the anniversary date of the grant.

During the first three months of fiscal 2023, 24,025 RSUs vested and 750 RSUs were forfeited leaving 72,582 RSUs outstanding as of September 30, 2022, with a weighted average grant date fair value of $17.69.

As of September 30, 2022, $1.2 million of total unrecognized compensation expense related to non-vested restricted stock units is expected to be recognized over a weighted average remaining period of 2.7 years.

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

During the first three months of fiscal 2023 we granted 103,096 PSUs with a weighted average grant date fair value of $18.75 compared with 90,367 RSUs at a weighted average grant date fair value of $17.15 in the prior year first quarter. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model.

During the first three months of fiscal 2023, 31,635 PSUs, that were previously granted in August 2019, vested. As of September 30, 2022, a total of 391,596 PSUs were outstanding at a weighted average grant date fair value of $18.25.

Unrecognized compensation expense as of September 30, 2022, related to PSUs, was $2.2 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 2.3 years.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(17)	Segment Information

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

Wholesale Segment. The wholesale segment is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of our broad range of home furnishings and accents. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. Wholesale revenue is generated upon the sale and shipment of our products to our retail network of independently operated design centers, Company-operated design centers and other contract customers.

Retail Segment. The retail segment sells home furnishings and accents to clients through a network of Company-operated design centers. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of retail home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities. As of September 30, 2022, the Company operated 139 design centers within our retail segment.

Intersegment. We account for intersegment sales transactions between our segments consistent with independent third-party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our retail segment is included within our wholesale segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third-party transactions. Segment operating income is based on profit or loss from operations before interest and other financing costs, other income (expense), net and income taxes. Sales are attributed to countries on the basis of the customer's location.

Segment information is provided below (in thousands):

	Three months ended
	September 30,
	2022	2021
Net sales
Wholesale segment	$114,651	$109,448
Less: intersegment sales	(83,779)	(82,107)
Wholesale sales to external customers	30,872	27,341
Retail segment	183,658	154,986
Consolidated total	$214,530	$182,327

Income before income taxes
Wholesale segment	$15,413	$12,819
Retail segment	21,989	14,345
Elimination of intercompany profit (a)	2,248	196
Operating income	39,650	27,360
Interest and other financing costs	55	48
Other income, net	396	28
Consolidated total	$39,991	$27,340

Depreciation and amortization
Wholesale segment	$1,591	$1,640
Retail segment	2,266	2,685
Consolidated total	$3,857	$4,325

Capital expenditures
Wholesale segment	$2,061	$1,088
Retail segment	1,118	441
Consolidated total	$3,179	$1,529

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(in thousands)	September 30,	June 30,
Total Assets	2022	2022
Wholesale segment	$352,403	$341,466
Retail segment	400,929	412,176
Inventory profit elimination (a)	(31,483)	(33,747)
Consolidated total	$721,849	$719,895

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(18)	Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (specifically when the goods or services are received).

Material Cash Requirements from Contractual Obligations. As disclosed in our 2022 Annual Report on Form 10-K, as of June 30, 2022, we had total contractual obligations of $193.2 million, including $131.6 million related to our operating lease commitments and $40.8 million of open purchase orders. Except for operating lease payments made to our landlords totaling $8.2 million during the first three months of fiscal 2023, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2022 Annual Report on Form 10-K.

Legal Matters. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at September 30, 2022, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A should be read in conjunction with our 2022 Annual Report on Form 10-K, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”), and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to the following: a resurgence of COVID-19 and resulting containment measures could negatively impact our ability to fulfill existing order backlog or cause changes in consumer demand; a resurgence of COVID-19 could lead to temporary closures, including our distribution centers; the Company may require additional funding from external sources, which may not be available at the levels required, or may cost more than expected; declines in certain economic conditions, which impact consumer confidence and spending; financial or operational difficulties due to competition in the residential home furnishings industry; a significant shift in consumer preference toward purchasing products online; an overall decline in the health of the economy and consumer spending has in the past and may in the future reduce consumer purchases of discretionary items; inability to maintain and enhance the Ethan Allen brand; failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner; inability to maintain current design center locations at current costs; failure to select and secure appropriate retail locations; disruptions in the supply chain and supply chain management; fluctuations in the price, availability and quality of raw materials and imported finished goods resulting in increased costs and production delays, and which could result in a decline in sales; competition from overseas manufacturers and domestic retailers; the number of manufacturing and distribution sites may increase exposure to business disruptions and could result in higher transportation costs; current and former manufacturing and retail operations and products are subject to increasingly stringent environmental, health and safety requirements; product recalls or product safety concerns; significant increased costs or potential liabilities as a result of environmental laws and regulations aimed at combating climate change; risk to reputation and stock price related to future disclosures on Environmental, Social and Governance (“ESG”) matters; extensive reliance on information technology systems to process transactions, summarize results, and manage the business and that of certain independent retailers; disruptions in both primary and back-up systems; cyber-attacks and the ability to maintain adequate cyber-security systems and procedures; loss, corruption and misappropriation of data and information relating to customers; global and local economic uncertainty may materially adversely affect manufacturing operations or sources of merchandise and international operations; changes in United States trade and tax policies; reliance on certain key personnel, loss of key personnel or inability to hire additional qualified personnel; a shortage of qualified labor within our operations and our supply chain; potential future asset impairment charges resulting from changes to estimates or projections used to assess assets’ fair value, financial results that are lower than current estimates or determinations to close underperforming locations; access to consumer credit could be interrupted as a result of external conditions; failure to protect the Company’s intellectual property; hazards and risks which may not be fully covered by insurance; and other factors disclosed in Part I, Item 1A. Risk Factors, in our 2022 Annual Report on Form 10-K, and elsewhere here in this Quarterly Report on Form 10-Q.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Executive Overview

Who We Are. Founded in 1932 and incorporated in Delaware in 1989, Ethan Allen is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality and personalized service. We provide complimentary interior design service to our clients and sell a full range of home furnishing products through a retail network of design centers located throughout the United States and abroad as well as online at ethanallen.com. Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of September 30, 2022, the Company operates 139 retail design centers; 135 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the United States, two upholstery manufacturing plants in Mexico and one case goods manufacturing plant in Honduras. Approximately 75% of our products are manufactured or assembled in the North American plants. We also contract with various suppliers located in Europe, Asia and other various countries to produce products that support our business.

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

Strategy. Our strategy emphasizes the aim to position Ethan Allen as a preferred brand offering complimentary design service together with products of superior style, quality, and value to provide customers with a comprehensive, one-stop shopping solution for their home furnishing and interior design needs. In carrying out our strategy, we continue to expand our reach to a broader consumer base through a diverse selection of attractively priced products, designed to complement one another, reflecting current fashion trends in home decorating. We continuously monitor changes in home fashion trends through industry events and fashion shows, internal market research, and regular communication with our retailers and design center design professionals who provide valuable input on consumer trends.

Talent. Our employees, which we refer to as associates, are dedicated to helping each customer create a place that they will love to come home to everyday. We operate our business with an entrepreneurial attitude, staying focused on long-term growth, and treating our associates, vendors, and customers with dignity and justice, which we believe is critical to remaining both profitable and relevant amidst the constant changes taking place in the world.

Competitive Advantages. Our competitive advantages arise from:

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

As we celebrate our ninth decade as innovative interior designers, manufacturers and retailers, we must remain focused on our next decade of business as we continue the journey from the sale of furniture to a premier provider of interior design and purveyor of quality custom-made home furnishings, combining personal service with technology.

Fiscal 2023 First Quarter in Review (1). We are pleased with our first quarter performance, as we seek to continue delivering value to our shareholders through executing our strategic initiatives. Our vertically integrated enterprise remains key to our success and is a competitive advantage for us as approximately 75% of our products are made in our North American manufacturing workshops. Constant reinvention through ongoing reviews of our merchandising, marketing, technology, logistics and our retail operations, positions us to deliver value to our shareholders. Our manufacturing and logistics operations are key to our overall strategy to generate production efficiencies and drive profitability. We believe our commitment to constant reinvention while maintaining an entrepreneurial attitude under a single enterprise model will continue to position us for future growth.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We had a strong performance during the first quarter of fiscal 2023 as we delivered net sales growth of 17.7%, a gross margin of 60.4%, an adjusted operating margin of 17.6% and adjusted diluted earnings per share of $1.11. Cash generated from operations totaled $38.4 million and we returned $20.9 million to shareholders through cash dividends. We ended the first quarter with a strong balance sheet, including cash on hand of $92.9 million and short-term investments of $49.6 million, while expanding our operating margins through disciplined cost and expense controls. Reflecting the strength of our balance sheet and strong history of returning capital to shareholders, our Board declared and paid both a regular quarterly cash dividend of $0.32 per share as well as a special dividend of $0.50 per share in August 2022.

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data).

	Three months ended
	September 30,
	2022	% of Sales	% Chg	2021	% of Sales	% Chg
Net sales	$214.5	100.0%	17.7%	$182.3	100.0%	20.7%
Gross profit	$129.6	60.4%	18.7%	$109.2	59.9%	27.3%
Operating income	$39.7	18.5%	44.9%	$27.4	15.0%	134.2%
Adjusted operating income(1)	$37.7	17.6%	35.9%	$27.7	15.2%	125.4%
Net income	$29.9	13.9%	48.3%	$20.2	11.1%	115.5%
Adjusted net income(1)	$28.4	13.2%	39.1%	$20.4	11.2%	128.1%
Diluted EPS	$1.17		48.1%	$0.79		113.5%
Adjusted diluted EPS(1)	$1.11		38.8%	$0.80		122.2%
Cash flow from operating activities	$38.4		126.2%	$17.0		(59.7% )
Adjusted annualized return on equity(1)	27.3%			21.8%
Wholesale written orders			(7.2% )			8.1%
Retail written orders			(8.6% )			6.1%

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

The following table shows our design center information.

	Fiscal 2023			Fiscal 2022
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	155	141	296	161	141	302
New locations	-	-	-	3	-	3
Closures	-	(2)	(2)	(4)	-	(4)
Transfers	-	-	-	-	-	-
Balance at September 30	155	139	294	160	141	301
Relocations (in new and closures)	-	-	-	-	1	1

Retail Design Center geographic locations:
United States	33	135	168	34	136	170
Canada	-	4	4	-	5	5
China	105	-	105	108	-	108
Other Asia	11	-	11	11	-	11
Middle East and Europe	6	-	6	7	-	7
Total	155	139	294	160	141	301

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three months ended September 30, 2022 and 2021, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

Fiscal 2023 First Quarter compared with Fiscal 2022 First Quarter

(in thousands)	Three months ended
	September 30,
	2022	2021	% Change
Consolidated net sales	$214,530	$182,327	17.7%
Wholesale net sales	$114,651	$109,448	4.8%
Retail net sales	$183,658	$154,986	18.5%

Consolidated gross profit	$129,616	$109,192	18.7%
Consolidated gross margin	60.4%	59.9%

Consolidated net sales were $214.5 million, an increase of 17.7% compared to the prior year period primarily due to 18.5% growth in retail sales through our Company-operated design centers combined with a 4.8% increase in wholesale net shipments. We continue to experience elevated demand for our products, which has led to written orders being above pre-pandemic levels, despite a decrease in design center traffic. Our strategies to expand manufacturing production, increase available inventory and work through our significant backlog led to strong sales in the first quarter of fiscal 2023. Previous constraints, including COVID-related shutdowns, labor disruptions, supply chain challenges, shipping delays and raw material availability, have eased in recent quarters, which reduced the time to convert written orders to delivered shipments. Beginning approximately six months ago, we experienced an increase in our manufacturing productivity as well as an increase in receipt of imports and raw materials from a higher volume of shipping container receipts, which led to strong sales growth during the first quarter. The increased net sales have helped us to reduce existing wholesale order backlog by 24.4% from a year ago. As we continue to work through our high backlog, we believe that there is an opportunity for future positive growth in delivered net sales based on the size of our order backlog and written order growth.

Wholesale net sales increased 4.8% to $114.7 million primarily due to higher contract sales as well as an increase in intersegment sales to our Company-operated design centers partially offset by a reduction in sales to domestic dealers and international sales. Excluding intersegment sales to our retail segment, wholesale net sales increased 12.9% from higher contract sales, including improved shipments to the United States government General Services Administration (“GSA”). During the first quarter of fiscal 2023, we reported written order growth from the GSA and when combined with high backlog and increased production, led to an increase in net sales during the period. Our international net sales were down 39.7% due to a reduction in net sales to China, which continues to decline primarily from prolonged COVID-19 related lockdowns. Our sales to international independent retailers represented 1.9% of total wholesale net sales compared to 3.2% in the prior year period.

Wholesale written orders, which represent orders booked through all of our channels, were down 7.2% in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022. After the reopening of all our retail design centers in early fiscal 2021, we experienced a significant surge in demand leading to a strong, but difficult prior year comparison. As a result of the strong prior year first quarter, our independent North American retail network orders were down 10.0%, international orders, including orders from China, declined 48.2% and orders from our Company-operated design centers were down 9.3%. Partially offsetting these decreases was a 5.1% increase in contract orders, including orders from the GSA. When compared to the first quarter of fiscal 2020 (pre-pandemic levels), written orders from our Company-operated design centers were up 10.6% while our independent North American retail network rose 1.0%. We ended the fiscal 2023 first quarter with wholesale backlog of $105.6 million, down 24.4% from a year ago but still up $3.3 million or 3.2% from June 30, 2022. The number of weeks of wholesale backlog as of September 30, 2022 was down 23.8% compared to last year, with notable improvements seen within upholstery and case goods as production improved and exceeded pre-COVID-19 levels. In the near-term, our teams are effectively managing the business to work through the higher order backlog and to service our customers. We remain focused on wholesale production and shipping to the levels that are necessary to service our customers on a timely basis and reduce our backlog.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail net sales from Company-operated design centers increased 18.5% to $183.7 million. There was a 19.8% increase in net sales in the United States, while net sales from our Canadian design centers decreased 25.8%. Retail net sales grew year over year primarily from high backlog that led to higher deliveries, price increases enacted in the past 12 months, increased premier home delivery revenue and steady production levels within manufacturing. Canadian retail net sales were lower in the quarter as a result one less design center in Canada combined with temporary disruptions within the local service center that impacted delivery timing. While retail written orders decreased 8.6% year over year, they were 7.4% above the first quarter of fiscal 2020 (pre-pandemic levels). Despite ongoing demand for our relevant products and strong execution at the design center level, the impact of ongoing high inflation, concerns regarding a recession, uncertainty in the macroeconomic environment and higher interest rates, have contributed to the softening of consumer interest in home furnishings and is reflected in a decrease in quarterly traffic compared to prior year. We remain focused on providing exceptional personal service from design to delivery, investing in digital design capabilities and interactive communication technologies, refining and repositioning our product offerings to reach a larger client base, and leveraging our vertically integrated structure. During fiscal 2023, we plan to open or relocate several design centers within the United States. As of September 30, 2022, there were 139 Company-operated design centers compared with 141 in the prior year period.

Consolidated gross profit increased 18.7% to $129.6 million compared with the prior year first quarter due to sales growth within both the wholesale and retail segments, a change in the sales mix, product pricing actions taken, benefits from expanded manufacturing operations, disciplined promotional activity, and a favorable product mix partially offset by higher input costs. Retail gross profit increased by 18.9% due to a 18.5% increase in net shipments combined with a 20-basis point improvement in gross margin from a favorable change in product mix, higher premier home delivery revenue, an increase in average ticket sale and higher clearance sale margins. Wholesale gross profit increased 12.2% in the current year first quarter due to a 4.8% increase in wholesale net shipments and a 220-basis point improvement in gross margin from efficiencies gained with higher manufacturing production levels and product pricing actions taken in the past 12 months. Higher year over year manufacturing production within case goods and improved imported receipts of home accents helped drive sales growth within each of these categories. Product pricing actions taken in the past 12 months have helped to partially offset the higher raw material and freight costs. Our ability to keep pace with inflationary pressures that we are experiencing helped improve our wholesale gross profit during the first quarter. Each product category within our wholesale segment expanded its gross margin, which led to higher gross profit.

Consolidated gross margin was 60.4% compared with 59.9% a year ago due to a change in the sales mix, a favorable product mix, product pricing actions taken and higher manufacturing productivity and efficiency partially offset by higher input costs. Retail sales, as a percentage of total consolidated sales, were 85.6% in the current year first quarter, up from 85.0% in the prior year period. We expect this higher percentage of retail sales to consolidated sales to moderate towards normalized levels as we increase delivery of the high wholesale order backlog, including a high contract business backlog. While we were pleased with a strong consolidated gross margin of 60.4%, we expect our consolidated gross margin to moderate and range between 56.0% to 58.0% due to rising inflation and a return of our sales mix to more historical norms.

(in thousands)	Three months ended
	September 30,
	2022	2021	% Change
Selling, general and administrative (“SG&A”) expenses	$91,962	$81,577	12.7%
Restructuring and other impairment charges, net of gains	$(1,996)	$255	nm

Consolidated operating income	$39,650	$27,360	44.9%
Consolidated operating margin	18.5%	15.0%
Wholesale operating income	$15,413	$12,819	20.2%
Retail operating income	$21,989	$14,345	53.3%

SG&A expenses increased to $92.0 million, or 42.9% of net sales, compared with $81.6 million, or 44.7% of net sales in the prior year period. SG&A expenses, when expressed as a percentage of sales, decreased 180 basis points in the first quarter of fiscal 2023, compared with the same period in the prior year, primarily due to higher sales volume relative to fixed costs. SG&A expenses were up 12.7% while consolidated net sales grew at a much faster rate of 17.7%, which led to improved operating leverage. The 12.7% increase in SG&A expenses was primarily driven by higher selling costs of 17.8% combined with a 5.0% increase in general and administrative expenses. Wholesale selling costs grew 7.4% as fuel and freight costs increased from higher sales volumes and rising commodity prices. Retail selling expenses were up 21.6% due to the 18.5% increase in net sales, which drove higher delivery costs and variable compensation, higher labor rates and fuel charges and increased marketing spend. For the first quarter of fiscal 2023, we increased our advertising in various mediums including national television and direct mail, thereby increasing our overall advertising spend to 2.5% of net sales compared to 2.0% in the prior year first quarter. Through our recent digital campaigns, we have substantially increased our digital marketing outreach, which helped us reach more households through the publication of our digital magazine. General and administrative expenses increased 5.0% during the just completed first quarter primarily due to higher compensation, increased occupancy and maintenance costs from new and existing locations, incremental insurance costs and additional technology and software maintenance to support our infrastructure.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restructuring and other impairment charges, net of gains was a reported $2.0 million gain compared to a loss of $0.3 million in the prior year period. On August 1, 2022, we completed a sale-leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center. The design center was leased back to Ethan Allen via a multi-year operating lease agreement. As part of the transaction, we received gross proceeds of $8.4 million, less closing costs of $0.3 million, and recognized a gain of $2.3 million in the first quarter of fiscal 2023. As of September 30, 2022, the deferred liability balance, which will be recognized over the remaining term of the related leaseback, was $4.8 million, with $2.6 million in Other current liabilities and $2.2 million in Other long-term liabilities on our consolidated balance sheet. In the year ago first quarter, we recorded pre-tax charges of $0.3 million related to the closing of our Atoka, Oklahoma distribution center and other lease exit costs.

Consolidated operating income was $39.7 million compared with $27.4 million in the prior year period. Adjusted operating income, which excludes restructuring and other charges, was $37.7 million, or 17.6% of net sales compared with $27.7 million, or 15.2% of net sales in the prior year period. The increase in operating income was driven by the $32.2 million increase in consolidated net sales, retail and wholesale gross margin expansion, and strong cost containment measures partially offset by higher selling expenses including increased delivery and freight costs combined with higher marketing spend. Our ability to maintain disciplined cost and expense controls, including strong cost containment measures, and tight expense management within our general and administrative expenses, continues to help drive operating income growth. Compared to the end of the first quarter of the prior year period, our headcount is down 44 associates or 1.0%. However, compared to September 2019, our global headcount is down 472 associates. Our ability to operate the business with global headcount down 10.2% from 2019 has contributed to consolidated operating income and margin expansion. The majority of the headcount reductions since 2019 were within our retail segment, which is down 35.2% from 2019 while wholesale is up 6.4% from 2019 due to our ramping up of manufacturing capacity.

Wholesale operating income was $15.4 million or 13.4% of net sales, an increase compared with $12.8 million or 11.7% of net sales in the prior year period due to wholesale net sales growth of 4.8%, a 220-basis point improvement in wholesale gross margin, cost containment measures within SG&A, prudent hiring in the past 12 months and manufacturing production levels that have now exceeded pre-COVID-19 pandemic levels. These benefits were partially offset by increased distribution costs from incremental volume and price, increased marketing spend, additional technology and software maintenance costs and incremental compensation from higher headcount.

Retail operating income was $22.0 million, or 12.0% of sales, compared with $14.3 million, or 9.3% of sales in the prior year period. The current year retail operating income included the gain on the sale-leaseback transaction. Adjusted retail operating income was $20.0 million, up 37.8% over the prior year first quarter. Adjusted retail operating margin improved to 10.9% primarily due to the 18.5% increase in net sales, a 20-basis point expansion in retail gross margin and our management of operating expenses, which grew at a lower rate than net sales. While selling, delivery, advertising and variable compensation expenses were up, retail SG&A expenses, when expressed as a percentage of net sales, decreased 140 basis points. This decrease was due to the ability to leverage fixed costs and the adherence to strong cost control measures while having strong net delivered sales from a high order backlog and prudent hiring, with most being added as designers and operational support staff.

(in thousands, except per share data)	Three months ended
	September 30,
	2022	2021	% Change
Income tax expense	$10,111	$7,187	40.7%
Effective tax rate	25.3%	26.3%

Net income	$29,880	$20,153	48.3%
Diluted EPS	$1.17	$0.79	48.1%

Income tax expense was $10.1 million compared with $7.2 million in the prior year first quarter primarily due to the $12.7 million increase in income before income taxes. Our consolidated effective tax rate was 25.3% compared with 26.3% in the prior year comparable period. Our effective tax rate of 25.3% varies from the 21% federal statutory rate primarily due to state taxes.

Net income was $29.9 million compared with $20.2 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, was $28.4 million, up 39.1% from the prior year period due to stronger net sales, improved retail, wholesale and consolidated gross margins, cost containment measures and more efficient manufacturing productivity.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Diluted EPS was $1.17 compared with $0.79 per diluted share in the prior year comparable period. Adjusted diluted EPS was $1.11, up 38.8% compared with the prior year period driven by higher net sales, gross margin, and cost containment measures.

Reconciliation of Non-GAAP Financial Measures

To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures, including adjusted operating income and margin, adjusted wholesale operating income and margin, adjusted retail operating income and margin, adjusted net income and adjusted diluted earnings per share. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in tables below.

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

(in thousands, except per share data)	Three months ended
	September 30,
	2022	2021	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$39,650	$27,360	44.9%
Adjustments (pre-tax) *	(1,958)	368
Adjusted operating income *	$37,692	$27,728	35.9%

Consolidated Net sales	$214,530	$182,327	17.7%
GAAP Operating margin	18.5%	15.0%
Adjusted operating margin *	17.6%	15.2%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$29,880	$20,153	48.3%
Adjustments, net of tax *	(1,463)	276
Adjusted net income	$28,417	$20,429	39.1%
Diluted weighted average common shares	25,560	25,451
GAAP Diluted EPS	$1.17	$0.79	48.1%
Adjusted diluted EPS *	$1.11	$0.80	38.8%

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$15,413	$12,819	20.2%
Adjustments (pre-tax) *	(4)	178
Adjusted wholesale operating income *	$15,409	$12,997	18.6%

Wholesale net sales	$114,651	$109,448	4.8%
Wholesale GAAP operating margin	13.4%	11.7%
Adjusted wholesale operating margin *	13.4%	11.9%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$21,989	$14,345	53.3%
Adjustments (pre-tax) *	(1,954)	190
Adjusted retail operating income *	$20,035	$14,535	37.8%

Retail net sales	$183,658	$154,986	18.5%
Retail GAAP operating margin	12.0%	9.3%
Adjusted retail operating margin *	10.9%	9.4%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

* Adjustments to reported GAAP financial measures including operating income and margin, net income and diluted EPS have been adjusted by the following:

	Three months ended
(in thousands)	September 30,
	2022	2021
Gain on sale-leaseback transaction (retail)	$(2,257)	$-
Severance and other charges (wholesale)	(4)	178
Severance, lease exit costs and other charges (retail)	303	190
Adjustments to operating income	$(1,958)	$368
Adjustments to income before income taxes	$(1,958)	$368
Related income tax effects on non-recurring items(1)	495	(92)
Adjustments to net income	$(1,463)	$276

(1)	Calculated using a tax rate of 25.3% in the current year and 25.1% in the prior year.

Liquidity

We are committed to maintaining a strong balance sheet and continue to monitor our liquidity closely during this continued period of uncertainty and volatility globally, as well as within our industry. Our sources of liquidity include cash and cash equivalents, short-term investments and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, invest in capital expenditures, and fulfill cash requirements for day-to-day operations and contractual obligations. As of September 30, 2022, the Company had a strong balance sheet, including available liquidity of $263.4 million as summarized below.

	September 30,	June 30,
(in thousands)	2022	2022

Cash and cash equivalents	$92,878	$109,919
Short-term investments	49,566	11,199
Availability under existing credit facility	120,952	120,952
Total Liquidity	$263,396	$242,070

As of September 30, 2022, we had working capital of $143.4 million compared to $131.1 million at June 30, 2022 and a current ratio of 1.69 at September 30, 2022, comparable to 1.61 at June 30, 2022 and 1.29 at September 30, 2021. Included in our cash and cash equivalents at September 30, 2022, is $7.3 million held by foreign subsidiaries, of which $7.2 million we have determined to be indefinitely reinvested.

Summary of Cash Flows

At September 30, 2022, we held cash and cash equivalents of $92.9 million compared with $109.9 million at June 30, 2022. Cash and cash equivalents aggregated to 12.9% of our total assets at September 30, 2022, compared with 13.8% of our total assets a year prior and 15.3% at June 30, 2022. In addition, we had short-term investments of $49.6 million at September 30, 2022, which we expect will further enhance our returns on cash, compared with $11.2 million at June 30, 2022. Our short-term investments at September 30, 2022 are within U.S. Treasury Bills with maturities of less than one year.

Our cash and cash equivalents decreased $17.0 million or 15.5% during the first three months of fiscal 2023 due to $38.4 million in net purchases of investments, $20.9 million in cash dividends paid and capital expenditures of $3.2 million partially offset by net cash provided by operating activities of $38.4 million and $8.1 million in proceeds received from the sale-leaseback transaction completed in August 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table illustrates the main components of our cash flows for the three months ended September 30, 2022 and 2021 (in millions):

	Three months ended
	September 30,
	2022	2021
Operating activities
Net income	$29.9	$20.2
Non-cash operating lease cost	7.8	7.5
Restructuring and other impairment charges, net of gains	(2.0)	0.3
Restructuring payments	(0.2)	(0.4)
Depreciation and amortization and other non-cash items	3.6	5.3
Change in operating assets and liabilities	(0.7)	(15.9)
Total provided by operating activities	$38.4	$17.0

Investing activities
Capital expenditures	$(3.2)	$(1.5)
Proceeds from sales of property, plant and equipment	8.1	-
Purchases of investments, net of sales	(38.4)	-
Total used in investing activities	$(33.5)	$(1.5)

Financing activities
Dividend payments	(20.9)	(25.4)
Taxes paid related to net share settlement of equity awards	(0.8)	(0.8)
Payments on financing leases	(0.1)	(0.1)
Total used in financing activities	$(21.8)	$(26.3)

Cash Provided by (Used in) Operating Activities. We generated $38.4 million in cash from operating activities during the first three months of fiscal 2023, an increase from $17.0 million in the prior year period primarily due to an improvement in working capital and higher net income. The increase in working capital was primarily from a reduction in customer deposits as net shipments outpaced written orders, improved collections on accounts receivable, which converted shipments to cash faster and the payment of annual bonuses partially offset by a reduction in inventory levels. In addition, the increase in other assets and liabilities was primarily related to the sale-leaseback transaction completed in August 2022 and higher income taxes payable. Restructuring payments made during the first three months of fiscal 2023 were $0.2 million compared to $0.4 in the prior year and related primarily to severance and rent paid for an exited leased space.

Cash Provided by (Used in) Investing Activities. Cash used in investing activities was $33.5 million, an increase from $1.5 million in the prior year period due to $38.4 million of net purchases of investments (net of proceeds from sales of investments) and an increase in capital expenditures, partially offset by $8.1 million in proceeds received from the sale-leaseback transaction completed in August 2022. During the first quarter of fiscal 2023, we invested $49.6 million in U.S. Treasury Bills with maturities of one year or less while selling our previously held investments in municipal bonds, commercial paper and certificates of deposit for $11.2 million. These short-term investments are reported within Investments in our consolidated balance sheet as of September 30, 2022. Capital expenditures of $3.2 million during the first three months of fiscal 2023 primarily related to efficiency and safety upgrades to our Silao, Mexico manufacturing plant, spending on design center relocations and improvements and investments in technology upgrades and infrastructure.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities was $21.8 million during the first three months of fiscal 2023 compared with $26.3 million in the prior year period. The decrease in cash used of $4.5 million was primarily due to the decrease in the special dividend paid, which was $0.50 in the current year compared to $0.75 a year ago. This decrease was partially offset by a 28.0% increase in the regular quarterly cash dividend over the prior year.

Restricted Cash. We present restricted cash as a component of total cash and cash equivalents as presented on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheet. At September 30, 2022 and June 30, 2022, we held $0.8 million and $1.0 million, respectively, of restricted cash related to an Ethan Allen insurance captive.

Exchange Rate Changes. Due to changes in exchange rates, our cash and cash equivalents were impacted by $0.3 million during the first three months of fiscal 2023. These changes had an immaterial impact on our cash balances held in Canada, Mexico, and Honduras.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. As of September 30, 2022, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.0 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

Letters of Credit - At both September 30, 2022 and June 30, 2022, there was $4.0 million of standby letters of credit outstanding under the Facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first three months of fiscal 2023 totaled $3.2 million compared with $1.5 million in the prior year period. The increase is primarily related to $2.0 million of spending on our Upholstery and Case Goods manufacturing facilities to further improve their capacity, safety and efficiency. The remaining spend of $1.2 million was for planned retail design center openings, relocations and project improvements, as well as additional investments in technology. In the first three months of fiscal 2023, 61% of our total capital expenditures were for manufacturing capital projects while 39% related to retail design center development, expansion, and renovation as well as additional technology improvements.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures. We expect our full year fiscal 2023 capital expenditures to be moderately above fiscal 2022 levels as we further invest in technology, increase manufacturing efficiency and open new or relocate design centers while also continuing to improve all our design center projections.

Dividends. Our Board has sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during the first three months of fiscal 2023. On August 16, 2022, our Board declared a $0.50 per share special cash dividend in addition to our regular quarterly cash dividend of $0.32 per share, which was paid to shareholders on August 30, 2022.

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

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first three months of fiscal 2023 or 2022. At September 30, 2022, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations. Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, the rate of written orders and net sales, levels of customer deposits on hand, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As disclosed in our 2022 Annual Report on Form 10-K, as of June 30, 2022, we had total contractual obligations of $193.2 million, including $131.6 million related to our operating lease commitments and $40.8 million of open purchase orders. Except for operating lease payments totaling $8.2 million made to our landlords, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2022 Annual Report on Form 10-K. During the first three months of fiscal 2023, $5.5 million of operating lease assets were obtained in exchange for operating lease liabilities. There were no non-cash financing lease obligations obtained in exchange for new financing leases during fiscal 2023.

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

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2022 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first three months of fiscal 2023 from those disclosed in our 2022 Annual Report on Form 10-K.

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

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2023 from those disclosed in our 2022 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates that impact our financial position and results of operations.

Interest Rate Risk

Debt. Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. While we had no fixed or variable rate borrowings outstanding at September 30, 2022, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the Secured Overnight Financing Rate (“SOFR”). Based on our current and expected levels of exposed liabilities, we estimate that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash and Cash Equivalents and Investments. The fair market value of our cash and cash equivalents at September 30, 2022 was $92.9 million while our short-term investments balance was $49.6 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. Treasury Bills with maturities of one year or less and at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the short-term nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged as of September 30, 2022. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and short-term investments will continue to be immaterially affected by fluctuations in interest rates.

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

A hypothetical 10% weaker United States dollar against all foreign currencies at September 30, 2022 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

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

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of recent inflationary pressure, we believe any inflationary impact on our product and operating costs would be offset by our ability to increase selling prices, create operational efficiencies, and seek lower cost alternatives.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. As of September 30, 2022, there were 139 Company-operated retail design centers, of which 49 are owned and 90 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased design center locations and warehouse and distribution facilities. At September 30, 2022, the unamortized balance of such right-of-use assets totaled $99.5 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first three months of fiscal 2023 to the matters discussed in Part I, Item 3 – Legal Proceedings in our 2022 Annual Report on Form 10-K.

Item 1A. Risk Factors

We operate in a changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, operating results or cash flows. We described in our 2022 Annual Report on Form 10-K the primary risks related to our business and periodically update those risks for material developments. For a detailed discussion of those risks that affect our business, refer to the risk factors identified in Part I, Item 1A – Risk Factors in our 2022 Annual Report on Form 10-K. There have been no material changes to our risk factors during the first quarter of fiscal 2023.

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

We did not repurchase any shares of our outstanding common stock during the first quarter of fiscal 2023 under the existing share repurchase program. At September 30, 2022, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: October 26, 2022	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2022	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)