Form 10-Q
period 2022-12-31
ETHAN ALLEN INTERIORS INC
filed 2023-01-25
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 18, 2023, was 25,347,753.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q SECOND QUARTER OF FISCAL 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2022	June 30, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$85,392	$109,919
Investments	55,030	11,199
Accounts receivable, net	10,696	17,019
Inventories, net	159,874	176,504
Prepaid expenses and other current assets	27,414	32,108
Total current assets	338,406	346,749

Property, plant and equipment, net	223,702	223,530
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	103,238	100,782
Deferred income taxes	1,091	820
Other assets	2,416	2,886
Total ASSETS	$713,981	$719,895

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$30,463	$37,370
Customer deposits	83,651	121,080
Accrued compensation and benefits	21,131	22,700
Current operating lease liabilities	24,122	25,705
Other current liabilities	16,348	8,788
Total current liabilities	175,715	215,643
Operating lease liabilities, long-term	93,706	89,506
Deferred income taxes	2,801	4,418
Other long-term liabilities	4,695	3,005
Total LIABILITIES	$276,917	$312,572

Commitments and contingencies (see Note 18)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,416 and 49,360 shares issued; 25,348 and 25,323 shares outstanding at December 31, 2022 and June 30, 2022, respectively	494	494
Additional paid-in capital	385,555	384,782
Treasury stock, at cost: 24,068 and 24,037 shares at December 31, 2022 and June 30, 2022, respectively	(682,599)	(681,834)
Retained earnings	739,384	710,369
Accumulated other comprehensive loss	(5,749)	(6,462)
Total Ethan Allen Interiors Inc. shareholders' equity	437,085	407,349
Noncontrolling interests	(21)	(26)
Total SHAREHOLDERS' EQUITY	437,064	407,323
Total LIABILITIES AND SHAREHOLDERS' EQUITY	$713,981	$719,895

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales	$203,161	$208,093	$417,691	$390,420
Cost of sales	79,141	85,824	164,055	158,959
Gross profit	124,020	122,269	253,636	231,461

Selling, general and administrative expenses	87,147	89,610	179,109	171,187
Restructuring and other impairment charges, net of gains	(196)	(3,633)	(2,192)	(3,378)
Operating income	37,069	36,292	76,719	63,652

Interest and other income, net	901	(26)	1,297	2
Interest expense and other financing costs	50	48	105	96
Income before income taxes	37,920	36,218	77,911	63,558
Income tax expense	9,754	9,324	19,865	16,511
Net income	$28,166	$26,894	$58,046	$47,047

Per share data
Basic earnings per common share:
Net income per basic share	$1.11	$1.06	$2.28	$1.85
Basic weighted average common shares	25,474	25,396	25,466	25,386
Diluted earnings per common share:
Net income per diluted share	$1.10	$1.05	$2.27	$1.85
Diluted weighted average common shares	25,582	25,513	25,571	25,482

Comprehensive income
Net income	$28,166	$26,894	$58,046	$47,047
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	574	11	348	(642)
Other income (loss)	233	(8)	370	(7)
Other comprehensive income (loss), net of tax	807	3	718	(649)
Comprehensive income	$28,973	$26,897	$58,764	$46,398

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended
	December 31,
Cash Flows from Operating Activities	2022	2021
Net income	$58,046	$47,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,695	8,187
Share-based compensation expense	763	626
Non-cash operating lease cost	14,984	14,948
Deferred income taxes	(1,888)	1,460
Restructuring and other impairment charges, net of gains	(2,192)	(3,378)
Restructuring payments	(801)	(615)
Loss on disposal of property, plant and equipment	42	4
Other	290	-
Change in operating assets and liabilities
Accounts receivable, net	6,323	1,531
Inventories, net	16,630	(20,572)
Prepaid expenses and other current assets	5,419	(551)
Customer deposits	(37,429)	(6,439)
Accounts payable and accrued expenses	(6,927)	(51)
Accrued compensation and benefits	(1,455)	(2,538)
Operating lease liabilities	(15,710)	(16,734)
Other assets and liabilities	(2,851)	(224)
Net cash provided by operating activities	40,939	22,701

Cash Flows from Investing Activities
Proceeds from sales of property, plant and equipment	8,105	8,206
Capital expenditures	(8,473)	(3,730)
Purchases of investments	(94,953)	-
Proceeds from sales of investments	51,504	-
Net cash (used in) provided by investing activities	(43,817)	4,476

Cash Flows from Financing Activities
Payment of cash dividends	(20,879)	(25,372)
Proceeds from employee stock plans	9	813
Taxes paid related to net share settlement of equity awards	(765)	(778)
Payments on financing leases	(265)	(264)
Other financing costs	28	(28)
Net cash used in financing activities	(21,872)	(25,629)

Effect of exchange rate changes on cash and cash equivalents	(128)	(87)

Net (decrease) increase in cash, cash equivalents and restricted cash	(24,878)	1,461
Cash, cash equivalents and restricted cash at beginning of period	110,871	104,596
Cash, cash equivalents and restricted cash at end of period	$85,993	$106,057

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2022	49,360	$494	$384,782	24,037	$(681,834)	$(6,462)	$710,369	$(26)	$407,323
Net income	-	-	-	-	-	-	29,880	-	29,880
Share-based compensation expense	-	-	268	-	-	-	-	-	268
Restricted stock vesting	55	-	1	31	(765)	-	-	-	(764)
Cash dividends declared	-	-	-	-	-	-	(20,879)	-	(20,879)
Other comprehensive income (loss)	-	-	-	-	-	(82)	-	(7)	(89)
Balance at September 30, 2022	49,415	$494	$385,051	24,068	$(682,599)	$(6,544)	$719,370	$(33)	$415,739
Net income	-	-	-	-	-	-	28,166	-	28,166
Common stock issued on share-based awards	1	-	9	-	-	-	-	-	9
Share-based compensation expense	-	-	495	-	-	-	-	-	495
Cash dividends declared	-	-	-	-	-	-	(8,152)	-	(8,152)
Other comprehensive income (loss)	-	-	-	-	-	795	-	12	807
Balance at December 31, 2022	49,416	$494	$385,555	24,068	$(682,599)	$(5,749)	$739,384	$(21)	$437,064

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2021	49,240	$492	$382,527	24,003	$(680,991)	$(5,931)	$655,346	$(25)	$351,418
Net income	-	-	-	-	-	-	20,153	-	20,153
Share-based compensation expense	-	-	277	-	-	-	-	-	277
Restricted stock vesting	55	1	-	32	(779)	-	-	-	(778)
Cash dividends declared	-	-	-	-	-	-	(25,372)	-	(25,372)
Other comprehensive income (loss)	-	-	-	-	-	(653)	-	1	(652)
Balance at September 30, 2021	49,295	$493	$382,804	24,035	$(681,770)	$(6,584)	$650,127	$(24)	$345,046
Net income	-	-	-	-	-	-	26,894	-	26,894
Common stock issued on share-based awards	41	-	813	-	-	-	-	-	813
Share-based compensation expense	-	-	349	-	-	-	-	-	349
Cash dividends declared	-	-	-	-	-	-	(7,368)	-	(7,368)
Other comprehensive income (loss)	-	-	-	-	-	11	-	(8)	3
Balance at December 31, 2021	49,336	$493	$383,966	24,035	$(681,770)	$(6,573)	$669,653	$(32)	$365,737

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

Organization

Founded in 1932, Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a Delaware corporation and leading interior design company, manufacturer and retailer in the home furnishings marketplace.

Nature of Business

We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality and personalized service. We are known for the quality and craftsmanship of our products as well as for the exceptional personal service from design to delivery. We provide interior design service to our clients and sell a full range of home furnishings through a retail network of design centers located throughout the United States and abroad as well as online at ethanallen.com.

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of December 31, 2022, the Company operates 139 retail design centers with 135 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are manufactured or assembled in the North American plants. We also contract with various suppliers located in Europe, Asia and other countries that produce products that support our business.

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

All intercompany activity and balances, including any related profit on intercompany sales, have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Annual Report on Form 10-K”).

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

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheet. As of December 31, 2022 and June 30, 2022, we held $0.6 million and $1.0 million, respectively, of restricted cash related to our Ethan Allen insurance captive.

We have evaluated subsequent events through the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(3)	Recent Accounting Pronouncements

New Accounting Standards or Updates Adopted in Fiscal 2023

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability to our consolidated financial statements. We did not adopt any new standards or updates during fiscal 2023 that had a material impact on our consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

Business Combinations. In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2024. We do not expect this accounting standards update to have a material impact on our consolidated financial statements.

Derivatives and Hedging. In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 801): Fair Value Hedging – Portfolio Layer Method, which expands the current single-layer hedging model to allow multiple-layer hedges of a single closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments under the method. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2024. We do not expect this accounting standards update to have a material impact on our consolidated financial statements.

Inflation Reduction Act of 2022. On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA contains several revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% minimum income tax on certain large corporations and a 1% excise tax on corporate stock repurchases by publicly traded U.S. corporations. We are currently evaluating the impact of the IRA, but do not expect this law to have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective as of December 31, 2022 have had, or are expected to have, a material impact on our consolidated financial statements.

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

Shipping and Handling. Our practice has been to sell our products at the same delivered cost to all retailers and customers nationwide, regardless of shipping point. Costs incurred by the Company to deliver finished goods are expensed and recorded in selling, general and administrative (“SG&A”) expenses. We recognize shipping and handling expense as fulfillment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. Accordingly, we record the expenses for shipping and handling activities at the same time we recognize net sales.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At December 31, 2022 and June 30, 2022, these amounts were immaterial.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Allowance for Doubtful Accounts. Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. At December 31, 2022 and June 30, 2022, the allowance for doubtful accounts was immaterial.

Commissions. We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At December 31, 2022, we had prepaid commissions of $13.4 million, which we expect to recognize to selling expense during the remainder of fiscal 2023 as Selling, general and administrative expenses within our consolidated statements of comprehensive income.

Customer Deposits. In most cases we collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. As of December 31, 2022, we had customer deposits of $83.7 million. At June 30, 2022 we had customer deposits of $121.1 million, of which we recognized $30.9 million and $109.1 million of revenue related to our contract liabilities during the three and six months ended December 31, 2022. We expect that substantially all of the customer deposits received as of December 31, 2022 will be recognized as revenue within the next twelve months as the performance obligations are satisfied.

We recognize the promised amount of consideration without adjusting for the effects of a significant financing component if the contract has a duration of one year or less. As our contracts typically are less than one year in length and do not have significant financing components, we have not adjusted consideration.

The following table disaggregates our net sales by product category by segment (in thousands):

	Three months ended December 31, 2022				Three months ended December 31, 2021
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$53,661	$82,893	$(38,921)	$97,633	$62,428	$91,195	$(46,274)	$107,349
Case goods(3)	35,803	45,890	(20,958)	60,735	35,082	46,876	(24,475)	57,483
Accents(4)	18,215	34,150	(14,970)	37,395	20,048	34,017	(16,662)	37,403
Other(5)	(1,432)	8,830	-	7,398	(1,637)	7,495	-	5,858
Total	$106,247	$171,763	$(74,849)	$203,161	$115,921	$179,583	$(87,411)	$208,093

	Six months ended December 31, 2022				Six months ended December 31, 2021
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$112,283	$173,875	$(82,486)	$203,672	$122,431	$167,489	$(88,149)	$201,771
Case goods(3)	73,973	95,144	(44,416)	124,701	68,601	88,331	(47,465)	109,467
Accents(4)	37,836	68,355	(31,726)	74,465	37,493	65,234	(33,904)	68,823
Other(5)	(3,194)	18,047	-	14,853	(3,156)	13,515	-	10,359
Total	$220,898	$355,421	$(158,628)	$417,691	$225,369	$334,569	$(169,518)	$390,420

(1)	The “Eliminations” column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At December 31, 2022 and June 30, 2022, we have categorized our investments as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities as of December 31, 2022 or June 30, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and June 30, 2022. We did not have any transfers between levels of fair value measurements during the periods presented.

	Fair Value Measurements at December 31, 2022
Assets	Level 1	Level 2	Level 3	Balance
Corporate money market funds (1)	$8,830	$-	$-	$8,830
Investments (2)	-	55,030	-	55,030
Total	$8,830	$55,030	$-	$63,860

	Fair Value Measurements at June 30, 2022
Assets	Level 1	Level 2	Level 3	Balance
Corporate money market funds (1)	$51,035	$-	$-	$51,035
Investments (2)	-	11,199	-	11,199
Total	$51,035	$11,199	$-	$62,234

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

(2)

Our investments as of December 31, 2022 consist solely of U.S. Treasury Bills with maturities of less than one year. Previously held investments included fixed income securities including municipal bonds, commercial paper and certificates of deposits with maturities of less than one year. We classify our investments as available-for-sale debt investments. The fair value of our underlying investments is based on observable inputs. Our investments are classified as Level 2 and are included in Investments (short-term) within the consolidated balance sheets. All unrealized gains and losses were included in Accumulated Other Comprehensive Loss within the consolidated balance sheets. There were no material gross unrealized gains or losses on the investments at December 31, 2022 or June 30, 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of December 31, 2022 and June 30, 2022, we did not have any outstanding bank borrowings, which we historically have categorized as a Level 2 liability. There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2023 or 2022.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings as of December 31, 2022 and June 30, 2022.

(6)	Leases

We recognize substantially all leases on our balance sheet as a ROU asset and a lease liability. We have operating leases for many of our design centers that expire at various dates through fiscal 2040. We also lease certain tangible assets, including computer equipment and vehicles, with initial lease terms ranging from three to five years.

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

The Company's lease terms and discount rates are as follows:

	December 31,
	2022	2021
Weighted average remaining lease term (in years)
Operating leases	6.1	6.0
Financing leases	2.3	2.2
Weighted average discount rate
Operating leases	5.0%	4.1%
Financing leases	3.2%	2.2%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended December 31,		Six months ended December 31,
	Statements of Comprehensive Income Location	2022	2021	2022	2021
Operating lease cost(1)	Selling, general and administrative (“SG&A”) expenses	$7,182	$7,475	$14,984	$14,948
Financing lease cost
Depreciation of property	SG&A expenses	127	126	256	252
Interest on lease liabilities	Interest and other financing costs	7	6	15	13
Short-term lease cost(2)	SG&A expenses	325	309	580	617
Variable lease cost(3)	SG&A expenses	2,303	2,371	4,513	4,684
Less: Sublease income	SG&A expenses	(293)	(386)	(587)	(799)
Total lease expense		$9,651	$9,901	$19,761	$19,715

(1)	Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(2)	Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.

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

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of December 31, 2022 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2023 (remaining six months)	$14,968	$271
2024	27,162	392
2025	23,400	80
2026	19,758	72
2027	14,742	66
Thereafter	38,462	-
Total undiscounted future minimum lease payments	138,492	881
Less: imputed interest	(20,664)	(39)
Total present value of lease obligations(1)	$117,828	$842

(1)	Excludes future commitments under short-term operating lease agreements of $0.5 million as of December 31, 2022.

As of December 31, 2022, we have one operating lease for a retail design center, which has not yet commenced. This operating lease is not part of the tables above nor in the lease right-of-use assets and liabilities. This lease will commence when we obtain possession of the underlying leased asset, which is expected to occur during the third quarter of fiscal 2023. The operating lease is for a period of five years and has aggregate undiscounted future lease payments of $0.5 million. As of December 31, 2022, we did not have any financing leases that had not commenced.

Other supplemental information for our leases is as follows (in thousands):

	Six months ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,710	$16,734
Operating cash flows from financing leases	$265	$264
Operating lease assets obtained in exchange for operating lease liabilities	$15,765	$7,534

There were no non-cash financing lease obligations obtained in exchange for new financing lease assets during the six months ended December 31, 2022 or 2021.

Sale-leaseback transaction. On August 1, 2022, we completed a sale-leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center. The design center was leased back to Ethan Allen via a multi-year operating lease agreement. As part of the transaction, we received net proceeds of $8.1 million, which resulted in a pre-tax gain of $1.8 million recorded within Restructuring and other impairment charges, net of gains and $5.2 million deferred as a liability to be amortized to Restructuring and other impairment charges, net of gains over the term of the related lease. For the six months ended December 31, 2022, we amortized an additional $1.1 million of this deferred liability as a gain within Restructuring and other impairment charges, net of gains. As of December 31, 2022, the deferred liability balance was $4.1 million, with $2.6 million in Other current liabilities and $1.5 million in Other long-term liabilities on our consolidated balance sheet.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(7)	Inventories

Inventories are summarized as follows (in thousands):

	December 31,	June 30,
	2022	2022
Finished goods	$115,258	$131,021
Work in process	14,337	15,098
Raw materials	32,442	32,490
Inventory reserves	(2,163)	(2,105)
Inventories, net	$159,874	$176,504

(8)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	December 31,	June 30,
	2022	2022
Land and improvements	$77,783	$78,443
Building and improvements	348,501	356,622
Machinery and equipment	123,785	127,062
Property, plant and equipment, gross	550,069	562,127
Less: accumulated depreciation and amortization	(326,367)	(338,597)
Property, plant and equipment, net	$223,702	$223,530

We recorded depreciation expense of $3.8 million and $3.9 million for the three months ended December 31, 2022 and 2021, respectively. Depreciation expense was $7.7 million and $8.2 million for the six months ended December 31, 2022 and 2021, respectively.

(9)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. At December 31, 2022 and June 30, 2022, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which are recorded in our wholesale segment.

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

(10)	Other Current Liabilities

The following table summarizes the nature of the amounts within Other current liabilities (in thousands):

	December 31,	June 30,
	2022	2022

Income taxes payable	$1,378	$4,558
Deferred liability, short-term (1)	2,620	-
Dividends payable(2)	8,152	-
Financing lease liabilities, short-term	523	535
Other current liabilities	3,675	3,695
Other current liabilities	$16,348	$8,788

(1)

As of December 31, 2022, the deferred liability balance associated with the sale-leaseback transaction completed on August 1, 2022 was $4.1 million, with $2.6 million in Other current liabilities and $1.5 million in Other long-term liabilities on our consolidated balance sheet. Refer to Note 6, Leases, for further disclosure on the transaction.

(2)

On November 9, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.32 per share, payable on January 4, 2023, to shareholders of record at the close of business on December 7, 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(11)	Income Taxes

We recorded income tax expense of $9.8 million and $19.9 million, respectively, for the three and six months ended December 31, 2022 compared with $9.3 million and $16.5 million in the prior year comparable periods. Our consolidated effective tax rate was 25.7% and 25.5% for the three and six months ended December 31, 2022 compared with 25.7% and 26.0% in the prior year periods. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

We recognize interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2022, we had $3.0 million of unrecognized tax benefits compared with $2.5 million as of June 30, 2022. It is reasonably possible that various issues relating to approximately $0.5 million of the total gross unrecognized tax benefits as of December 31, 2022 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, approximately $0.4 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

(12)	Credit Agreement

On January 26, 2022, the Company and most of its domestic subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amends and restates the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides the Company with an option to increase the size of the facility up to an additional amount of $60 million. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense within in the consolidated statements of comprehensive income over the remaining life of the Credit Agreement using the effective interest method.

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.0 million at both December 31, 2022 and June 30, 2022.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYRFB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility as of December 31, 2022, June 30, 2022, or at any time during fiscal 2023 and 2022. Since we had no outstanding borrowings during fiscal 2023 and 2022, there was no interest expense during fiscal 2023 and 2022.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal years 2023 or 2022, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At both December 31, 2022 and June 30, 2022, we were in compliance with all the covenants under the Facility.

Letters of Credit. At both December 31, 2022 and June 30, 2022, there was $4.0 million of standby letters of credit outstanding under the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(13)	Restructuring and Other Impairment Activities

Restructuring and other impairment charges, net of gains, were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Gain on sale-leaseback transaction(1)	$(654)	$-	$(2,911)	$-
Gain on sale of property, plant and equipment(2)	-	(3,913)	-	(3,913)
Severance and other charges	458	280	719	535
Total Restructuring and other impairment charges, net of gains	$(196)	$(3,633)	$(2,192)	$(3,378)

(1)

In August 2022, we sold and subsequently leased back a retail design center and recognized a net gain of $0.7 million and $2.9 million for the three and six months ended December 31, 2022, respectively. The remaining deferred liability was $4.1 million as of December 31, 2022 and will be recognized over the remaining life of the lease. Refer to Note 6, Leases, for further discussion on the sale-leaseback transaction.

(2)

In October 2021, we sold our Atoka, Oklahoma distribution center to an independent third party and received $2.8 million in cash less $0.2 million in closing costs. As a result of the sale, the Company recognized a pre-tax gain of $2.0 million in the second quarter of fiscal 2022. In addition, in December 2021, we sold a property for $5.6 million in cash, which resulted in a pre-tax gain of $1.9 million.

Restructuring payments made by the Company during the first six months of fiscal 2023 were $0.8 million, which were primarily for severance and lease payments due under a retail design center that was previously exited. Excluding the deferred liability of $4.1 million related to the sale-leaseback transaction, the remaining restructuring balance as of December 31, 2022 was less than $0.4 million, which is anticipated to be paid during the remainder of fiscal 2023.

(14)	Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated using the following weighted average share data (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
Weighted average shares outstanding for basic calculation	25,473	25,396	25,466	25,386
Dilutive effect of stock options and other share-based awards	109	117	105	96
Weighted average shares outstanding adjusted for dilution calculation	25,582	25,513	25,571	25,482

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of December 31, 2022 and 2021, total share-based awards of 68,517 and 115,710, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of December 31, 2022 and 2021, the number of performance units excluded from the calculation of diluted EPS were 181,096 and 220,082, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

(15)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on investments. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Our investments consist of U.S. Treasury Bills, municipal bonds, commercial paper and certificates of deposit with maturities of one year or less. All unrealized gains and losses are included in Accumulated Other Comprehensive Loss within the consolidated balance sheets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2022	June 30, 2022
Accumulated foreign currency translation adjustments	$(6,049)	$(6,397)
Accumulated unrealized gains (losses) on investments	300	(65)
	$(5,749)	$(6,462)

The following table sets forth the activity in accumulated other comprehensive loss (in thousands).

	2022	2021
Beginning balance at July 1	$(6,462)	$(5,931)
Other comprehensive income (loss), net of tax	718	(649)
Less AOCI attributable to noncontrolling interests	(5)	7
Ending balance at December 31	$(5,749)	$(6,573)

(16)	Share-Based Compensation

We recognized total share-based compensation expense of $0.8 million and $0.6 million during the six months ended December 31, 2022 and 2021, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. As of December 31, 2022, $3.3 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.2 years. There was no share-based compensation capitalized for the six months ended December 31, 2022 and 2021, respectively.

At December 31, 2022, there were 1,327,482 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock, and stock units.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the six months ended December 31, 2022 and 2021.

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

As of December 31, 2022, $0.2 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 2.4 years. A total of 121,165 stock options were outstanding as of December 31, 2022, at a weighted average exercise price of $24.05 and a weighted average grant date fair value of $7.55.

Restricted Stock Unit Activity

During the first six months of fiscal 2023, we granted 21,257 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $19.48. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in four equal annual installments on the anniversary of the date of grant. In the year ago first quarter, we granted 51,100 RSUs with a weighted average grant date fair value of $20.71 and vest in four equal annual installments on the anniversary date of the grant.

During the first six months of fiscal 2023, 24,025 RSUs vested and 750 RSUs were forfeited leaving 72,582 RSUs outstanding as of December 31, 2022, with a weighted average grant date fair value of $17.69.

As of December 31, 2022, $1.1 million of total unrecognized compensation expense related to non-vested restricted stock units is expected to be recognized over a weighted average remaining period of 2.5 years.

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

During the first six months of fiscal 2023 we granted 103,096 PSUs with a weighted average grant date fair value of $18.75 compared with 90,367 RSUs at a weighted average grant date fair value of $17.15 in the prior year first quarter. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model.

During the first six months of fiscal 2023, 31,635 PSUs, that were previously granted in August 2019, vested. As of December 31, 2022, a total of 391,596 PSUs were outstanding at a weighted average grant date fair value of $18.25.

Unrecognized compensation expense as of December 31, 2022, related to PSUs, was $2.0 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 2.1 years.

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

Wholesale Segment. The wholesale segment is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, merchandising, marketing and distribution of our broad range of home furnishings and accents. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. Wholesale revenue is generated upon the sale and shipment of our products to our retail network of independently operated design centers, Company-operated design centers and other contract customers.

Retail Segment. The retail segment sells home furnishings and accents to clients through a network of Company-operated design centers. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of retail home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities. As of December 31, 2022, the Company operated 139 design centers within our retail segment.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Segment information is provided below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales
Wholesale segment	$106,247	$115,921	$220,898	$225,369
Less: intersegment sales	(74,849)	(87,411)	(158,628)	(169,518)
Wholesale sales to external customers	31,398	28,510	62,270	55,851
Retail segment	171,763	179,583	355,421	334,569
Consolidated total	$203,161	$208,093	$417,691	$390,420

Income before income taxes
Wholesale segment	$14,569	$9,744	$29,982	$22,563
Retail segment	18,080	22,635	40,069	36,980
Elimination of intercompany profit (a)	4,420	3,913	6,668	4,109
Operating income	37,069	36,292	76,719	63,652
Interest and other income, net	901	(26)	1,297	2
Interest expense and other financing costs	50	48	105	96
Consolidated total	$37,920	$36,218	$77,911	$63,558

Depreciation and amortization
Wholesale segment	$1,575	$1,588	$3,166	$3,228
Retail segment	2,263	2,274	4,529	4,959
Consolidated total	$3,838	$3,862	$7,695	$8,187

Capital expenditures
Wholesale segment	$2,701	$1,324	$4,762	$2,412
Retail segment	2,593	877	3,711	1,318
Consolidated total	$5,294	$2,201	$8,473	$3,730

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

(in thousands)	December 31,	June 30,
Total Assets	2022	2022
Wholesale segment	$351,282	$341,466
Retail segment	389,087	412,176
Inventory profit elimination (a)	(26,388)	(33,747)
Consolidated total	$713,981	$719,895

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(18)	Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (specifically when the goods or services are received).

Material Cash Requirements from Contractual Obligations. As disclosed in our 2022 Annual Report on Form 10-K, as of June 30, 2022, we had total contractual obligations of $193.2 million, including $131.6 million related to our operating lease commitments and $40.8 million of open purchase orders. Except for $15.7 million in operating lease payments made to our landlords and $15.8 million of operating lease assets obtained in exchange for $15.8 million of operating lease liabilities during the first six months of fiscal 2023, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2022 Annual Report on Form 10-K.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Legal Matters. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at December 31, 2022, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

Executive Overview

Who We Are. Founded in 1932, Ethan Allen is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality and personalized service. We provide interior design service to our clients and sell a full range of home furnishing products through a retail network of design centers located throughout the United States and abroad as well as online at ethanallen.com. Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of December 31, 2022, the Company operates 139 retail design centers; 135 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the United States, two upholstery manufacturing plants in Mexico and one case goods manufacturing plant in Honduras. Approximately 75% of our products are manufactured or assembled in the North American plants. We also contract with various suppliers located in Europe, Asia and other various countries to produce products that support our business.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Strategy. Our strategy emphasizes the aim to position Ethan Allen as an interior design destination and a preferred brand offering products of superior style, quality, and value to customers with a comprehensive, one-stop shopping solution for their home furnishing and interior design needs. In carrying out our strategy, we seek to constantly reinvent our projection and product offerings through a diverse selection of attractively priced products, designed to complement one another, reflecting current fashion trends in home decorating. We seek to continuously monitor changes in home fashion trends through industry events and fashion shows, internal market research, and regular communication with our retailers and design center design professionals who provide valuable input on consumer trends.

In December 2022 Ethan Allen celebrated 90 years of innovation at its 2022 Virtual Convention, which highlighted the Company’s rich history in classic style with a modern perspective, the service of its vertically integrated manufacturing and logistics networks, the strengthening of the Company’s retail network and the importance of being an interior design destination. Our strategy and focus will be on continuing to position ourselves as a premier interior design destination and strengthening our vertically integrated structure through talent and the use of technology within design centers, on the web, and throughout manufacturing, logistics, and product development.

Talent. Our employees, which we refer to as associates, are dedicated to helping each customer create a place that they will love to come home to everyday. We operate our business with an entrepreneurial attitude, staying focused on long-term growth, and treating our associates, vendors, and customers with dignity and justice, which we believe is critical to remaining both profitable and relevant amidst the constant changes taking place in the world. At December 31, 2022, our employee count totaled 3,943, with 2,863 employees in our wholesale segment and 1,080 in our retail segment. We are pleased in the continued strengthening of our teams and the performance of our associates during fiscal 2023 while at the same time being able to reduce headcount through operational efficiencies. Our employee count decreased 7.0% compared to June 30, 2022, with 120 less associates in retail and 176 less associates in our wholesale segment.

Competitive Advantages. We believe our competitive advantages arise from:

●	being a leading interior design destination offering a wide array of custom made-to-order products across upholstery, case goods, and accent product categories;
●	having one of the world's largest interior design networks, combining talent with technology;
●	our North American manufacturing workshops providing customization capabilities and high-quality products of the finest craftsmanship;
●	our strong retail network, both of Company-operated locations and independent licensees;
●	our logistics network of national distribution centers and retail home delivery centers providing white-glove home delivery service; and
●	our continued ability to leverage our vertically integrated structure.

Fiscal 2023 Second Quarter in Review (1). We are pleased with our second quarter performance, as we seek to continue delivering value to our shareholders, despite operating in a challenging economic environment. We believe that these results highlight the strengths of our vertically integrated enterprise as we produced strong gross and operating margins. While written orders have declined and returned to near pre-pandemic historical levels, our sales surpassed $200 million aided by our commitment to servicing our backlog and bringing it more current. As economic and financial conditions have slowed and become more uncertain, we remain cautiously optimistic that our initiatives have positioned us to maximize our vertically integrated company.

On a year over year basis, our retail written orders were down 16.3%, but were comparable to pre-pandemic levels. Backlogs were significantly reduced in the quarter due to strong delivered sales and softening demand. With that said, our backlog still remains approximately 50% higher than our pre-pandemic levels. Net sales totaled $203.2 million, a decrease of 2.4% compared to the prior year quarter. Both gross and operating margins increased compared to the prior year quarter, with a consolidated gross margin of 61.0% and an adjusted operating margin of 18.1% that led to adjusted diluted earnings per share growth of 15.8% to $1.10. Margin expansion was primarily due to pricing actions taken in last 12 months, product mix, a reduction in inbound freight costs and disciplined cost and expense control measures. Cash generated from operations totaled $2.5 million and we ended the quarter with cash on hand of $85.4 million and short-term investments of $55.0 million. Inventory balances continued to decrease as we sought to reduce our levels of inventory while also ensuring appropriate levels are maintained to service our customer base. Reflecting the continued strength of our balance sheet and strong history of returning capital to shareholders, our Board declared a regular quarterly cash dividend of $0.32 per share, which was paid on January 4, 2023.

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data).

	Three months ended December 31,						Six months ended December 31,
	2022	% of Sales	% Chg	2021	% of Sales	% Chg	2022	% of Sales	% of Chg	2021	% of Sales	% of Chg
Net sales	$203.2	100.0%	(2.4%)	$208.1	100.0%	16.4%	$417.7	100.0%	7.0%	$390.4	100.0%	18.4%
Gross profit	$124.0	61.0%	1.4%	$122.3	58.8%	20.7%	$253.6	60.7%	9.6%	$231.5	59.3%	23.7%
Operating income	$37.1	18.2%	2.1%	$36.3	17.4%	60.9%	$76.7	18.4%	20.5%	$63.7	16.3%	85.9%
Adjusted operating income(1)	$36.9	18.1%	12.5%	$32.8	15.7%	40.3%	$74.6	17.9%	23.2%	$60.5	15.5%	69.6%
Net income	$28.2	13.9%	4.7%	$26.9	12.9%	59.3%	$58.0	13.9%	23.4%	$47.0	12.1%	79.3%
Adjusted net income(1)	$28.0	13.8%	15.5%	$24.3	11.7%	38.6%	$56.4	13.5%	26.3%	$44.7	11.4%	68.9%
Diluted EPS	$1.10		4.8%	$1.05		56.7%	$2.27	0.5%	22.7%	$1.85		77.9%
Adjusted diluted EPS(1)	$1.10		15.8%	$0.95		37.7%	$2.21		26.3%	$1.75		66.7%
Cash flow from operating activities	$2.5		(55.9%)	$5.7		(75.9%)	$40.9		80.3%	$22.7		(65.6%)
Adjusted annualized return on equity(1)							27.1%			23.8%
Wholesale written orders			(20.2%)			1.7%			(12.9%)			5.3%
Retail written orders			(16.3%)			(0.2%)			(12.3%)			3.1%

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

The following table shows our design center information.

	Fiscal 2023			Fiscal 2022
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	155	141	296	161	141	302
New locations	1	1	2	4	-	4
Closures	-	(3)	(3)	(4)	-	(4)
Transfers	-	-	-	-	-	-
Balance at December 31	156	139	295	161	141	302
Relocations (in new and closures)	-	1	1	-	-	-

Retail Design Center geographic locations:
United States	34	135	169	34	136	170
Canada	-	4	4	-	5	5
China	105	-	105	109	-	109
Other Asia	11	-	11	11	-	11
Middle East and Europe	6	-	6	7	-	7
Total	156	139	295	161	141	302

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three and six months ended December 31, 2022 and 2021, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended			Six months ended
	December 31,			December 31,
	2022	2021	% Change	2022	2021	% Change
Consolidated net sales	$203,161	$208,093	(2.4%)	$417,691	$390,420	7.0%
Wholesale net sales	$106,247	$115,921	(8.3%)	$220,898	$225,369	(2.0%)
Retail net sales	$171,763	$179,583	(4.4%)	$355,421	$334,569	6.2%

Consolidated gross profit	$124,020	$122,269	1.4%	$253,636	$231,461	9.6%
Consolidated gross margin	61.0%	58.8%		60.7%	59.3%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Net Sales

Consolidated net sales for the three months ended December 31, 2022 decreased $4.9 million or 2.4% compared to the prior year quarter primarily due to a decline of 8.3% in wholesale net shipments combined with a 4.4% reduction in retail sales through our Company-operated design centers. The prior year second quarter was one of the largest historical second quarter results for net sales. Compared to the second quarter of fiscal 2019, which is pre-pandemic and reflective of historical norms, net sales for the three months ended December 31, 2022 were up 3.0%.

Consolidated net sales for the six months ended December 31, 2022 increased $27.3 million or 7.0% compared to the prior year period due to retail sales growth of 6.2% partially offset by lower wholesale shipments of 2.0%. Previous constraints, including COVID-related shutdowns, labor disruptions, supply chain challenges, shipping delays and raw material availability have eased in the last 12 months allowing us to maintain steady manufacturing productivity and reduce the time to convert written orders to delivered shipments, which helped reduce our existing wholesale order backlog by 36.0% compared to the prior year. Our strategy remains focused on servicing and delivering our existing backlog at December 31, 2022, which is approximately 50% higher than pre-pandemic levels.

Wholesale Net Sales

Wholesale net sales for the three months ended December 31, 2022 decreased $9.7 million or 8.3% compared to the prior year quarter due to a decrease in intersegment sales to our Company-operated design centers, domestic dealers and international sales partially offset by higher contract sales. Excluding intersegment sales to our retail segment, wholesale net sales increased $2.9 million or 10.1% compared to the prior year quarter from higher contract sales, including shipments to the United States government General Services Administration (“GSA”). Our international net sales were down 48.8% compared to the prior year quarter due to a reduction in net sales to China and Southeast Asia as a result of the prolonged COVID-19 concerns within the region.

Wholesale net sales for the six months ended December 31, 2022 decreased $4.5 million or 2.0% compared to the prior year period primarily due to a reduction in intersegment sales to our Company-operated design centers and lower shipments to domestic and international dealers, which was partially offset by higher contract sales. Excluding intersegment sales to our retail segment, wholesale net sales increased 11.5% compared to the prior year period from higher contract sales. Our international net sales were down 44.1% compared to the prior year period due to a reduction in net sales to China and Southeast Asia. Sales to international independent retailers represented 0.9% of total wholesale net sales compared to 1.7% in the prior year period.

Wholesale written orders, which represent orders booked through all of our channels, were down 20.2% in the three months ended December 31, 2022 compared to the prior year second quarter. After the reopening of all our retail design centers in fiscal 2021, we experienced a significant surge in demand leading to a strong, but difficult prior year comparison. As a result of the strong prior year second quarter, our independent North American retail network orders were down 12.3%, international orders were down 43.6% and orders from our Company-operated design centers were down 13.2%. In addition, contract orders were down 87.5% as the prior year second quarter saw strong contract business, driven largely by hospitality customers and the timing of incoming GSA orders.

Wholesale written orders were down 12.9% in the first six months of fiscal 2023 compared with the prior year period. As a result of the strong prior year first half, orders from our Company-operated design centers were down 11.1%, our contract orders declined 18.1%, our independent North American retail network orders were down 11.0% and our international orders, including orders from China, declined 46.2%. When compared to the first six months of fiscal 2019 (pre-pandemic levels), written orders from our Company-operated design centers were down 2.9%. We ended the fiscal 2023 second quarter with wholesale backlog of $78.5 million, down 36.0% from a year ago as we were able to reduce the number of weeks of wholesale backlog as of December 31, 2022 by 34.1% compared to last year, which brought our backlog to be more current. In the near-term, our teams are focused on efforts to effectively manage the business by continuing to work through our higher order backlog and to service our customers.

Retail Net Sales

Net sales from Company-operated design centers for the three months ended December 31, 2022 decreased $7.8 million or 4.4% compared to the prior year quarter. There was a 4.2% decrease in net sales within the United States, while net sales from our Canadian design centers decreased 8.8%. A year ago we experienced a significant surge in demand, which led to a high backlog and higher deliveries making it a difficult prior year comparison. In addition, we saw a decrease in retail shipments year over year due to lower production levels within our Upholstery manufacturing compared to the prior year. Manufacturing production levels still remain above pre-pandemic levels, but have slowed in the past three months as incoming written orders have slowed. These volume decreases were partially offset by the price increases we enacted in the past 12 months, an increase in average ticket price and increased premier home delivery revenue. While retail written orders decreased 16.3% year over year, they are nearing pre-pandemic historical norms and were 1.5% below the second quarter of fiscal 2019 (pre-pandemic levels). Prolonged high inflation, concerns regarding a recession, uncertainty in the macroeconomic environment and higher interest rates, continue to impact consumer behavior and is reflected in written order and traffic decreases year over year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail net sales for the six months ended December 31, 2022 increased 6.2% to $355.4 million compared to the prior year period. There was a 6.9% increase in net sales in the United States, while net sales from our Canadian design centers decreased 16.9%. The retail net sales growth of 6.2% was primarily from high backlog that led to higher deliveries, price increases enacted in the past 12 months, increased premier home delivery revenue, additional clearance sales and manufacturing production levels that have remained above pre-pandemic levels. Canadian retail net sales were impacted by one less design center in Canada combined with temporary disruptions within the local service center that impacted delivery timing during the first quarter. While retail written orders decreased 12.3% year over year, they were 0.1% above the first six months of fiscal 2019, which we believe reflects continued demand for our relevant products in a softening demand environment partially due to strong execution at the design center level including incremental average ticket sales and a higher percentage of sales per traffic count. We remain focused on providing exceptional personal service from design to delivery, investing in digital design capabilities and interactive communication technologies, refining and repositioning our product offerings to reach a larger client base, and leveraging our vertically integrated structure. We are currently working on plans to open or relocate a select number of design centers within the United States by the end of fiscal 2023. As of December 31, 2022, there were 139 Company-operated design centers compared with 141 in the prior year period.

Consolidated Gross Profit and Margin

Consolidated gross profit for the three months ended December 31, 2022 increased $1.8 million or 1.4% compared to the prior year quarter due to consolidated and wholesale gross margin expansion partially offset by a reduction in retail gross margin and lower consolidated net sales. Consolidated gross margin, as a percentage of net sales, for the three months ended December 31, 2022 was 61.0% compared with 58.8% in the prior year quarter. This consolidated gross margin expansion of 220 basis points offset the 2.4% decline in consolidated net sales, which led to gross profit increasing by 1.4% over the prior year. The 220-basis point increase in consolidated gross margin was driven by product pricing actions taken over the past 12 months, a favorable product mix, disciplined promotional activity and lower inbound freight costs. These gross margin drivers were partially offset by a change in our sales mix and a decrease in unit volume that led to higher unfavorable manufacturing overhead costs. Retail sales, as a percentage of total consolidated sales, were 84.5% in the current year second quarter, down from 86.3% in the prior year quarter. Our retail segment has a higher gross margin than our wholesale segment, thus the decrease in sales mix negatively impacted our consolidated gross margin. Despite an 8.3% decrease in net sales, our wholesale segment gross profit increased 22.9% in the current year second quarter, which was primarily attributable to product pricing actions taken in the past 12 months, change in product mix, lower inbound freight costs, efficiencies gained with higher manufacturing production levels within case goods and improved imported receipts of home accents. Product pricing actions taken in the past 12 months have helped to offset input costs that continue to face inflationary pressure. Each product category within our wholesale segment expanded its gross margin, which led to higher gross profit. Retail gross profit decreased by 6.2% due to a 4.4% decrease in net shipments combined with a 100-basis point decrease in gross margin. The reduction in our retail gross margin was driven by a change in product mix, increased wholesale dealer costs to purchase inventory and higher fees associated with offering 36-month interest financing to our customers partially offset by incremental home delivery revenue and an increase in average ticket sale.

Consolidated gross profit for the six months ended December 31, 2022 increased $22.2 million or 9.6% compared to the prior year period due to sales growth of 6.2% within our retail segment combined with consolidated and wholesale gross margin expansion. Consolidated gross margin was 60.7% during the first six months of fiscal 2023 compared with 59.3% in the prior period. The 140-basis point increase was driven by product pricing actions taken, disciplined promotional activity, benefits from expanded case goods manufacturing operations, a favorable product mix and lower inbound freight costs partially offset by a change in sales mix. Retail sales, as a percentage of total consolidated sales, were 85.1% in the first six months of fiscal 2023, down from 85.7% in the prior year period. Retail gross profit increased 5.3% due to the 6.2% increase in net shipments partially offset by a decline in gross margin. Our Retail gross margin was negatively impacted by higher prices to acquire inventory from wholesale combined with increased fees to offer our customers interest free financing partially offset by higher premier home delivery revenue and an increase in average ticket sale. Wholesale gross profit increased 17.2% for the first six months of fiscal 2023 primarily due to gross margin expansion from efficiencies gained with higher manufacturing production levels and product pricing actions taken in the past 12 months partially offset by a 2.0% reduction in net sales. Higher year over year manufacturing production within case goods and improved imported receipts of home accents helped drive sales growth within each of these categories. Product pricing actions taken in the past 12 months have helped to offset elevated input costs, although inbound freight costs have been on the decline for several months.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SG&A Expenses

(in thousands)	Three months ended				Six months ended
	December 31,				December 31,
	2022	2021	% Change		2022	2021	% Change
SG&A expenses	$87,147	$89,610	(2.7%	)	$179,109	$171,187	4.6%
Restructuring and other impairment charges, net of gains	$(196)	$(3,633)	(94.6%	)	$(2,192)	$(3,378)	(35.1% )
Consolidated operating income	$37,069	$36,292	2.1%		$76,719	$63,652	20.5%
Consolidated operating margin	18.2%	17.4%			18.4%	16.3%
Wholesale operating income	$14,569	$9,744	49.5%		$29,982	$22,563	32.9%
Retail operating income	$18,080	$22,635	(20.1%	)	$40,069	$36,980	8.4%

SG&A expenses for the three months ended December 31, 2022 decreased $2.5 million or 2.7% due to lower selling expenses and a reduction in general and administrative costs. Consolidated selling expenses were down 2.4% while general and administrative costs decreased 3.3%, indicative of strong cost control measures. When expressed as a percentage of net sales, SG&A expenses were 42.9% of net sales, compared with 43.1% of net sales in the prior year quarter as we were able to manage expenses in a declining sales environment. Wholesale selling expenses, which includes logistics, were down 9.2% as distribution costs decreased from lower sales volumes and declining freight rates partially offset by higher diesel fuel costs compared to a year ago. Retail selling expenses were down 0.1% due to lower designer variable compensation and labor costs offset by higher warehouse and delivery costs from increased contract rates and fuel surcharges. Total advertising expense during the second quarter of fiscal 2023 was equal to 2.0% of net sales, the same as in the prior year second quarter. We continue to utilize various advertising mediums including national television, direct mail and digital. Through our recent digital campaigns, we have substantially increased our digital marketing outreach, which helped us reach more households through the publication of our periodic digital magazine. Consolidated general and administrative expenses decreased 3.3% primarily due to lower retail occupancy costs, a reduction in professional and legal fees, and less employee compensation due to a lower headcount partially offset by increased employee benefit costs, including higher group insurance.

SG&A expenses for the six months ended December 31, 2022 increased $7.9 million or 4.6% due to higher selling expenses. Consolidated selling expenses were up 7.1% while general and administrative costs rose only 0.8%. When expressed as a percentage of net sales, SG&A expenses were 42.9% of net sales, a 90-basis point decrease compared to the prior year period due to higher sales volume relative to fixed costs. SG&A expenses were up 4.6% while consolidated net sales increased 7.0%, which led to improved operating leverage. Retail selling expenses increased 10.0% due to the 6.2% increase in Retail net sales, which drove higher delivery costs and variable compensation, increased contract rates and fuel surcharges and increased marketing spend. Wholesale selling costs declined 1.3% primarily from a 2.0% reduction in sales volume, which led to lower distribution and freight costs. For the six months of fiscal 2023, our consolidated advertising spend was equal to 2.3% of net sales, up from 2.0% in the prior year period. Consolidated general and administrative expenses increased by 0.8% for the first six months of fiscal 2023 primarily related to our disciplined approach to cost savings and expense controls, including our cost containment and expense management efforts.

Restructuring and Other Impairment Charges, Net of Gains

Restructuring and other impairment charges, net of gains for the three months ended December 31, 2022 was a gain of $0.2 million compared to a gain of $3.6 million in the prior year second quarter. The current year second quarter includes a $0.7 million gain related to the amortization of the deferred liability generated from the sale-leaseback transaction completed on August 1, 2022, partially offset by $0.5 million related primarily to severance costs. In the year ago second quarter, we completed the sale of two properties for a combined pre-tax gain of $3.9 million, which was partially offset by $0.3 million related to severance.

Restructuring and other impairment charges, net of gains for the six months ended December 31, 2022 was a $2.2 million gain compared to a gain of $3.4 million in the prior year period. The recognized gain of $2.9 million from the sale-leaseback transaction was partially offset by $0.7 million in severance and other lease costs. In the first six months of last year, we completed the sale of two properties for a combined pre-tax gain of $3.9 million, which was partially offset by $0.5 million of severance and lease costs.

Consolidated Operating Income

Consolidated operating income for the three months ended December 31, 2022 increased $0.8 million or 2.1% and as a percentage of net sales was 18.2%, compared to 17.4% the prior year quarter. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $36.9 million, or 18.1% of net sales compared with $32.8 million, or 15.7% of net sales in the prior year quarter. The increase in operating income was driven by gross margin expansion combined with cost containment measures partially offset by a reduction in consolidated net sales. Even though consolidated net sales decreased 2.4%, our 220-basis point consolidated gross margin expansion combined with the 2.7% reduction in SG&A expenses helped grow our consolidated operating income by $0.8 million and improve to 18.2% of net sales, up from 17.4% last year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated operating income for the six months ended December 31, 2022 increased $13.1 million or 20.5% and as a percentage of net sales was 18.4%, compared to 16.3% in the prior year period. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $74.6 million, or 17.9% of net sales compared with $60.5 million, or 15.5% of net sales in the prior year period. The increase in operating income was driven by the $27.3 million or 7.0% increase in consolidated net sales, wholesale gross margin expansion and cost containment measures that improved our operating leverage partially offset by higher selling expenses. We believe our efforts to maintain disciplined cost and expense controls, including cost containment measures and expense management helped drive our operating income growth for the first six months ended December 31, 2022. Our ability to operate the business with fewer associates has contributed to consolidated operating income and margin expansion. The majority of the headcount reductions since the end of the second quarter of fiscal 2019 were within our retail segment, which is down 41.8%.

Wholesale Operating Income

Wholesale operating income for the three months ended December 31, 2022 was $14.6 million or 13.7% of net sales, an increase compared with $9.7 million or 8.4% in the prior year quarter. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $14.6 million or 13.7% of net sales compared with $6.0 million or 5.2% of net sales in the prior year quarter. The increase in wholesale operating income is due to a significant improvement in wholesale gross margin, cost containment measures within SG&A, lower distribution and inbound freight costs due to lower rates and volume, lower compensation from decreased headcount and lower professional and legal fees partially offset by higher employee benefit costs and a decline in net sales.

Wholesale operating income for the six months ended December 31, 2022 was $30.0 million or 13.6% of net sales, an increase compared with $22.6 million or 10.0% of net sales in the prior year period. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $30.0 million or 13.6% of net sales compared with $19.0 million or 8.4% of net sales in the prior year period. The increase is due to a significant improvement in wholesale gross margin, cost containment measures within SG&A and lower distribution and inbound freight costs due to lower rates and volume. These benefits were partially offset by lower net sales and higher employee benefit costs.

Retail Operating Income

Retail operating income for the three months ended December 31, 2022 was $18.1 million, or 10.5% of sales, compared with $22.6 million, or 12.6% of sales in the prior year quarter. Adjusted retail operating income, which excludes restructuring and other charges, net of gains, was $17.9 million or 10.4% of net sales compared with $22.8 million or 12.7% of net sales in the prior year quarter. The decrease in retail operating income is attributed to the 4.4% decrease in net sales and a 100-basis point decline in retail gross margin partially offset by lower retail SG&A expenses.

Retail operating income for the six months ended December 31, 2022 was $40.1 million, or 11.3% of sales, compared with $37.0 million, or 11.1% of sales in the prior year period. Adjusted retail operating income, which excludes restructuring and other charges, net of gains, was $37.9 million or 10.7% of net sales compared with $37.4 million or 11.2% of net sales in the prior year period. The increase was driven by the 6.2% increase in net sales, decreased occupancy expenses and leveraged fixed costs partially offset by a 40-basis point decline in retail gross margin, increased selling, delivery and variable compensation due to sales volume and increased advertising expenses.

Income Tax Expense

(in thousands)	Three months ended			Six months ended
	December 31,			December 31,
	2022	2021	% Change	2022	2021	% Change
Income tax expense	$9,754	$9,324	4.6%	$19,865	$16,511	20.3%
Effective tax rate	25.7%	25.7%		25.5%	26.0%
Net income	$28,166	$26,894	4.7%	$58,046	$47,047	23.4%
Diluted EPS	$1.10	$1.05	4.8%	$2.27	$1.85	22.7%

Income tax expense for the three months ended December 31, 2022 was $9.8 million compared with $9.3 million in the prior year second quarter primarily due to the $1.7 million increase in income before income taxes. Our consolidated effective tax rate was 25.7% in both the current and prior year. Our effective tax rate of 25.7% varies from the 21% federal statutory rate primarily due to state taxes.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Income tax expense for the six months ended December 31, 2022 was $19.9 million compared with $16.5 million in the prior year period primarily due to the $14.4 million increase in income before income taxes. Our consolidated effective tax rate was 25.5% compared with 26.0% in the prior year comparable period. Our effective tax rate of 25.5% varies from the 21% federal statutory rate primarily due to state taxes.

Net Income

Net income for the three months ended December 31, 2022 was $28.2 million compared with $26.9 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, net of gains, was $28.0 million, up 15.5% from the prior year period. The increase in net income and adjusted net income was due to improved gross margins and our ability to minimize SG&A expenses.

Net income for the six months ended December 31, 2022 was $58.0 million compared with $47.0 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, net of gains, was $56.4 million, up 26.3% from the prior year period. The increase in net income and adjusted net income was due to higher net sales, improved gross margins and cost containment measures.

Diluted EPS

Diluted EPS for the three months ended December 31, 2022 was $1.10 compared with $1.05 per diluted share in the prior year period. Adjusted diluted EPS was $1.10, up 15.8% compared with the prior year period. The increase in diluted EPS and adjusted diluted EPS was driven by higher gross margins and cost containment measures partially offset by a decrease in net sales.

Diluted EPS for the six months ended December 31, 2022 was $2.27 compared with $1.85 per diluted share in the prior year period. Adjusted diluted EPS was $2.21, up 26.3% compared with the prior year period. The increase in diluted EPS and adjusted diluted EPS was driven by higher net sales, improved gross margins and cost containment measures.

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

(in thousands, except per share amounts)	Three months ended			Six months ended
	December 31,			December 31,
	2022	2021	% Change	2022	2021	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$37,069	$36,292	2.1%	$76,719	$63,652	20.5%
Adjustments (pre-tax) *	(196)	(3,520)		(2,154)	(3,152)
Adjusted operating income *	$36,873	$32,772	12.5%	$74,565	$60,500	23.2%

Consolidated Net sales	$203,161	$208,093	(2.4% )	$417,691	$390,420	7.0%
GAAP Operating margin	18.2%	17.4%		18.4%	16.3%
Adjusted operating margin *	18.1%	15.7%		17.9%	15.5%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$28,166	$26,894	4.7%	$58,046	$47,047	23.4%
Adjustments, net of tax *	(146)	(2,637)		(1,609)	(2,361)
Adjusted net income	$28,020	$24,257	15.5%	$56,437	$44,686	26.3%
Diluted weighted average common shares	25,582	25,513		25,571	25,482
GAAP Diluted EPS	$1.10	$1.05	4.8%	$2.27	$1.85	22.7%
Adjusted diluted EPS *	$1.10	$0.95	15.8%	$2.21	$1.75	26.3%

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$14,569	$9,744	49.5%	$29,982	$22,563	32.9%
Adjustments (pre-tax) *	-	(3,734)		(4)	(3,556)
Adjusted wholesale operating income *	$14,569	$6,010	142.4%	$29,978	$19,007	57.7%

Wholesale net sales	$106,247	$115,921	(8.3% )	$220,898	$225,369	(2.0% )
Wholesale GAAP operating margin	13.7%	8.4%		13.6%	10.0%
Adjusted wholesale operating margin *	13.7%	5.2%		13.6%	8.4%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$18,080	$22,635	(20.1% )	$40,069	$36,980	8.4%
Adjustments (pre-tax) *	(196)	214		(2,150)	404
Adjusted retail operating income *	$17,884	$22,849	(21.7% )	$37,919	$37,384	1.4%

Retail net sales	$171,763	$179,583	(4.4% )	$355,421	$334,569	6.2%
Retail GAAP operating margin	10.5%	12.6%		11.3%	11.1%
Adjusted retail operating margin *	10.4%	12.7%		10.7%	11.2%

* Adjustments to reported GAAP financial measures including operating income and margin, net income and diluted EPS have been adjusted by the following:

(in thousands)	Three months ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021

Gain on sale-leaseback transaction (retail)	$(654)	$-	$(2,911)	$-
Gain on sale of property, plant and equipment (wholesale)	-	(3,913)	-	(3,913)
Severance and other charges (wholesale)	-	179	(4)	357
Severance and other charges (retail)	458	214	761	404
Adjustments to operating income	$(196)	$(3,520)	$(2,154)	$(3,152)
Adjustments to income before income taxes	$(196)	$(3,520)	$(2,154)	$(3,152)
Related income tax effects on non-recurring items(1)	50	883	545	791
Adjustments to net income	$(146)	$(2,637)	$(1,609)	$(2,361)

(1)	Calculated using a tax rate of 25.3% in the current year and 25.1% in the prior year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Liquidity

We are committed to maintaining a strong balance sheet and continue to monitor our liquidity closely during this continued period of economic uncertainty and volatility. Our sources of liquidity include cash and cash equivalents, short-term investments and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, invest in capital expenditures, and fulfill cash requirements for day-to-day operations and contractual obligations. As of December 31, 2022, the Company had a strong balance sheet, including available liquidity of $261.4 million as summarized below.

	December 31,	June 30,
(in thousands)	2022	2022

Cash and cash equivalents	$85,392	$109,919
Short-term investments	55,030	11,199
Availability under existing credit facility	120,952	120,952
Total Liquidity	$261,374	$242,070

As of December 31, 2022, we had working capital of $162.7 million compared to $131.1 million at June 30, 2022 and a current ratio of 1.93 at December 31, 2022, comparable to 1.61 at June 30, 2022 and 1.42 at December 31, 2021. Included in our cash and cash equivalents at December 31, 2022, is $7.6 million held by foreign subsidiaries, of which $7.4 million we have determined to be indefinitely reinvested.

Summary of Cash Flows

At December 31, 2022, we held cash and cash equivalents of $85.4 million compared with $109.9 million at June 30, 2022. Cash and cash equivalents aggregated to 12.0% of our total assets at December 31, 2022, compared with 15.3% of our total assets a year prior and 15.3% at June 30, 2022. In addition, we had short-term investments of $55.0 million at December 31, 2022 compared with $11.2 million at June 30, 2022. Our short-term investments at December 31, 2022 are within U.S. Treasury Bills with maturities of less than one year, and to which we expect will further enhance our returns on cash.

Our cash and cash equivalents decreased $24.5 million or 22.3% during the first six months of fiscal 2023 due to $43.4 million in net purchases of investments, $20.9 million in cash dividends paid and capital expenditures of $8.5 million, partially offset by net cash provided by operating activities of $40.9 million and $8.1 million in proceeds received from the sale-leaseback transaction completed in August 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table illustrates the main components of our cash flows for the six months ended December 31, 2022 and 2021 (in millions):

	Six months ended
	December 31,
	2022	2021
Operating activities
Net income	$58.0	$47.0
Non-cash operating lease cost	15.0	14.9
Restructuring and other impairment charges, net of gains	(2.2)	(3.4)
Restructuring payments	(0.8)	(0.6)
Depreciation and amortization and other non-cash items	6.9	10.3
Change in operating assets and liabilities	(36.0)	(45.5)
Total provided by operating activities	$40.9	$22.7

Investing activities
Capital expenditures	$(8.5)	$(3.7)
Proceeds from sales of property, plant and equipment	8.1	8.2
Purchases of investments, net of sales	(43.4)	-
Total (used in) provided by investing activities	$(43.8)	$4.5

Financing activities
Dividend payments	$(20.9)	$(25.4)
Taxes paid related to net share settlement of equity awards	(0.8)	(0.8)
Proceeds from employee stock plans	-	0.8
Payments on financing leases and other	(0.2)	(0.2)
Total used in financing activities	$(21.9)	$(25.6)

Cash Provided by (Used in) Operating Activities

We generated $40.9 million in cash from operating activities during the first six months of fiscal 2023, an increase from $22.7 million in the prior year period primarily due to an improvement in working capital and higher net income. The increase in working capital was primarily from a reduction in customer deposits as net shipments outpaced written orders, improved collections on our outstanding accounts receivable, which converted shipments to cash at a faster pace, and a reduction in inventory carrying levels. Restructuring payments made during the first six months of fiscal 2023 were $0.8 million compared to $0.6 million in the prior year and related primarily to severance and rent paid for an exited leased space.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $43.8 million, an increase from $4.5 million in the prior year period due to $43.4 million of net purchases of investments (net of proceeds from sales of investments) and an increase in capital expenditures, partially offset by $8.1 million in proceeds received from the sale-leaseback transaction completed in August 2022. During fiscal 2023, we invested $49.5 million in short-term U.S. Treasury Bills, of which $25.0 million matured in November 2022 and was subsequently reinvested in additional U.S. Treasury Bills totaling $30.0 million. We also liquidated our previously held investments in municipal bonds, commercial paper and certificates of deposit during fiscal 2023, which had totaled $11.2 million as of June 30, 2022. Our short-term investments are reported within Investments in our consolidated balance sheet as of December 31, 2022 and June 30, 2022. Capital expenditures of $8.5 million during the first six months of fiscal 2023 primarily related to efficiency and safety upgrades to our manufacturing plants, spending on design center relocations and improvements and investments in technology upgrades and infrastructure.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $21.9 million during the first six months of fiscal 2023 compared with $25.6 million in the prior year period. The decrease in cash used of $3.7 million was primarily from a lower special dividend paid, which was $0.50 in the current year compared with $0.75 a year ago. This decrease was partially offset by a 28.0% increase in the regular quarterly cash dividend payments over the prior year. The regular quarterly dividend declared by our Board on November 9, 2022 was paid on January 4, 2023, thus it was excluded from the consolidated statement of cash flows for the six months ended December 31, 2022. Similarly, the regular quarterly dividend declared by our Board on November 30, 2021 was paid on January 5, 2022, thus excluded from the consolidated statement of cash flows for the six months ended December 31, 2021.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents as presented on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheet. At December 31, 2022 and June 30, 2022, we held $0.6 million and $1.0 million, respectively, of restricted cash related to an Ethan Allen insurance captive.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents were impacted by $0.1 million during the first six months of fiscal 2023. These changes had an immaterial impact on our cash balances held in Canada, Mexico, and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. As of December 31, 2022, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.0 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

Letters of Credit. At both December 31, 2022 and June 30, 2022, there was $4.0 million of standby letters of credit outstanding under the Facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first six months of fiscal 2023 totaled $8.5 million compared with $3.7 million in the prior year period. The increase is primarily related to $4.5 million of spending on our Upholstery and Case Goods manufacturing facilities to further improve their capacity, safety and efficiency. The remaining spend of $4.0 million was primarily for retail design center openings, relocations and projection changes, as well as additional investments in technology used throughout each design center. In the first six months of fiscal 2023, 53% of our total capital expenditures were for manufacturing capital projects while 47% related to retail design center development, expansion, and renovation as well as additional technology improvements.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures. We expect our full year fiscal 2023 capital expenditures to be above fiscal 2022 levels as we further invest in technology, increase manufacturing efficiency and open new or relocate design centers while also continuing to improve all of our design center projections.

Dividends. Our Board has sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during the first six months of fiscal 2023. On August 16, 2022, our Board declared a $0.50 per share special cash dividend in addition to our regular quarterly cash dividend of $0.32 per share, which was paid to shareholders on August 30, 2022. During the second quarter of fiscal 2023, our Board declared a regular quarterly cash dividend of $0.32 per share, payable on January 4, 2023 to shareholders of record at the close of business on December 7, 2022.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first six months of fiscal 2023 or 2022. At December 31, 2022, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations. Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, the rate of written orders and net sales, levels of customer deposits on hand, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As disclosed in our 2022 Annual Report on Form 10-K, as of June 30, 2022, we had total contractual obligations of $193.2 million, including $131.6 million related to our operating lease commitments and $40.8 million of open purchase orders. Except for $15.7 million in operating lease payments made to our landlords and $15.8 million of operating lease assets obtained in exchange for $15.8 million of operating lease liabilities during the first six months of fiscal 2023, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2022 Annual Report on Form 10-K.

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

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2022 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first six months of fiscal 2023 from those disclosed in our 2022 Annual Report on Form 10-K.

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

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2023 from those disclosed in our 2022 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt. Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. While we had no fixed or variable rate borrowings outstanding at December 31, 2022, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the Secured Overnight Financing Rate (“SOFR”). Based on our current and expected levels of exposed liabilities, we estimate that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

Cash and Cash Equivalents and Investments. The fair market value of our cash and cash equivalents at December 31, 2022 was $85.4 million while our short-term investments balance was $55.0 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. Treasury Bills with maturities of one year or less and at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the short-term nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged as of December 31, 2022. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and short-term investments will continue to be immaterially affected by fluctuations in interest rates.

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

A hypothetical 10% weaker United States dollar against all foreign currencies at December 31, 2022 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

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

Raw Materials and Other Commodity Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally logs, lumber, plywood, fabric and foam products. The cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil. We are also exposed to risk with respect to transportation costs for delivering our products, including the cost of fuel. As commodity prices and transportation costs remain volatile and, in some cases, rise, we determine whether a price increase to our customers to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of recent inflationary pressure, we believe any inflationary impact on our product and operating costs would be offset by our ability to increase selling prices, create operational efficiencies and seek lower cost alternatives.

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. As of December 31, 2022, there were 139 Company-operated retail design centers, of which 49 are owned and 90 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased design center locations and warehouse and distribution facilities. At December 31, 2022, the unamortized balance of such right-of-use assets totaled $103.2 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first six months of fiscal 2023 to the matters discussed in Part I, Item 3 – Legal Proceedings in our 2022 Annual Report on Form 10-K.

Item 1A. Risk Factors

We operate in a changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, operating results or cash flows. We described in our 2022 Annual Report on Form 10-K the primary risks related to our business and periodically update those risks for material developments. For a detailed discussion of those risks that affect our business, refer to the risk factors identified in Part I, Item 1A – Risk Factors in our 2022 Annual Report on Form 10-K. There have been no material changes to our risk factors during the first six months of fiscal 2023.

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

We did not repurchase any shares of our outstanding common stock during the second quarter of fiscal 2023 under the existing share repurchase program. At December 31, 2022, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: January 25, 2023	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: January 25, 2023	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)