Form 10-Q
period 2023-03-31
ETHAN ALLEN INTERIORS INC
filed 2023-04-26
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 19, 2023, was 25,356,462.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q THIRD QUARTER OF FISCAL 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2023	June 30, 2022
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$61,031	$109,919
Investments	95,171	11,199
Accounts receivable, net	15,817	17,019
Inventories, net	151,655	176,504
Prepaid expenses and other current assets	28,275	32,108
Total current assets	351,949	346,749

Property, plant and equipment, net	223,284	223,530
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	117,871	100,782
Deferred income taxes	977	820
Other assets	2,114	2,886
Total ASSETS	$741,323	$719,895

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$28,043	$37,370
Customer deposits	92,772	121,080
Accrued compensation and benefits	20,952	22,700
Current operating lease liabilities	25,275	25,705
Other current liabilities	7,314	8,788
Total current liabilities	174,356	215,643
Operating lease liabilities, long-term	107,119	89,506
Deferred income taxes	2,465	4,418
Other long-term liabilities	4,190	3,005
Total LIABILITIES	$288,130	$312,572

Commitments and contingencies (see Note 18)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,426 and 49,360 shares issued; 25,356 and 25,323 shares outstanding at March 31, 2023 and June 30, 2022, respectively	494	494
Additional paid-in capital	386,003	384,782
Treasury stock, at cost: 24,070 and 24,037 shares at March 31, 2023 and June 30, 2022, respectively	(682,646)	(681,834)
Retained earnings	753,588	710,369
Accumulated other comprehensive loss	(4,236)	(6,462)
Total Ethan Allen Interiors Inc. shareholders' equity	453,203	407,349
Noncontrolling interests	(10)	(26)
Total SHAREHOLDERS' EQUITY	453,193	407,323
Total LIABILITIES AND SHAREHOLDERS' EQUITY	$741,323	$719,895

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales	$186,316	$197,659	$604,007	$588,079
Cost of sales	74,765	78,199	238,820	237,158
Gross profit	111,551	119,460	365,187	350,921

Selling, general and administrative expenses	83,233	88,270	262,342	259,457
Restructuring and other impairment charges, net of gains	(470)	(1,463)	(2,662)	(4,841)
Operating income	28,788	32,653	105,507	96,305

Interest and other income (expense), net	1,123	(10)	2,420	(8)
Interest expense and other financing costs	52	51	157	147
Income before income taxes	29,859	32,592	107,770	96,150
Income tax expense	7,503	7,878	27,368	24,389
Net income	$22,356	$24,714	$80,402	$71,761

Per share data
Basic earnings per common share
Net income per basic share	$0.88	$0.97	$3.16	$2.83
Basic weighted average common shares	25,477	25,434	25,470	25,402
Diluted earnings per common share
Net income per diluted share	$0.87	$0.97	$3.14	$2.81
Diluted weighted average common shares	25,599	25,549	25,580	25,504

Comprehensive income
Net income	$22,356	$24,714	$80,402	$71,761
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,683	496	2,031	(146)
Other income (loss)	(159)	(11)	211	(18)
Other comprehensive income (loss), net of tax	1,524	485	2,242	(164)
Comprehensive income	$23,880	$25,199	$82,644	$71,597

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended
	March 31,
Cash Flows from Operating Activities	2023	2022
Net income	$80,402	$71,761
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,673	12,040
Share-based compensation expense	1,145	783
Non-cash operating lease cost	22,557	22,505
Deferred income taxes	(2,110)	1,709
Restructuring and other impairment charges, net of gains	(2,662)	(4,841)
Restructuring payments	(1,020)	(1,144)
Loss on disposal of property, plant and equipment	43	25
Other	513	23
Change in operating assets and liabilities
Accounts receivable, net	1,202	(2,523)
Inventories, net	24,849	(38,711)
Prepaid expenses and other current assets	3,757	(3,551)
Customer deposits	(28,308)	5,790
Accounts payable and accrued expenses	(9,319)	5,330
Accrued compensation and benefits	(1,634)	(3,690)
Operating lease liabilities	(23,355)	(25,027)
Other assets and liabilities	(3,375)	(478)
Net cash provided by operating activities	74,358	40,001

Cash Flows from Investing Activities
Proceeds from sales of property, plant and equipment	8,105	10,613
Capital expenditures	(10,679)	(9,031)
Purchases of investments	(189,951)	(18,521)
Proceeds from sales of investments	106,933	9,000
Net cash used in investing activities	(85,592)	(7,939)

Cash Flows from Financing Activities
Payment of cash dividends	(37,183)	(40,114)
Proceeds from employee stock plans	75	1,096
Taxes paid related to net share settlement of equity awards	(812)	(843)
Payments on financing leases	(395)	(389)
Other financing costs	28	(505)
Net cash used in financing activities	(38,287)	(40,755)

Effect of exchange rate changes on cash and cash equivalents	27	43

Net decrease in cash, cash equivalents and restricted cash	(49,494)	(8,650)
Cash, cash equivalents and restricted cash at beginning of period	110,871	104,596
Cash, cash equivalents and restricted cash at end of period	$61,377	$95,946

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2022	49,360	$494	$384,782	24,037	$(681,834)	$(6,462)	$710,369	$(26)	$407,323
Net income	-	-	-	-	-	-	29,880	-	29,880
Share-based compensation expense	-	-	268	-	-	-	-	-	268
Restricted stock vesting	55	-	1	31	(765)	-	-	-	(764)
Cash dividends declared	-	-	-	-	-	-	(20,879)	-	(20,879)
Other comprehensive income (loss)	-	-	-	-	-	(82)	-	(7)	(89)
Balance at September 30, 2022	49,415	$494	$385,051	24,068	$(682,599)	$(6,544)	$719,370	$(33)	$415,739
Net income	-	-	-	-	-	-	28,166	-	28,166
Common stock issued on share-based awards	1	-	9	-	-	-	-	-	9
Share-based compensation expense	-	-	495	-	-	-	-	-	495
Cash dividends declared	-	-	-	-	-	-	(8,152)	-	(8,152)
Other comprehensive income (loss)	-	-	-	-	-	795	-	12	807
Balance at December 31, 2022	49,416	$494	$385,555	24,068	$(682,599)	$(5,749)	$739,384	$(21)	$437,064
Net income	-	-	-	-	-	-	22,356	-	22,356
Common stock issued on share-based awards	1	-	66	-	-	-	-	-	66
Share-based compensation expense	-	-	382	-	-	-	-	-	382
Cash dividends declared	-	-	-	-	-	-	(8,152)	-	(8,152)
Restricted stock vesting	9	-	-	2	(47)	-	-	-	(47)
Other comprehensive income (loss)	-	-	-	-	-	1,513	-	11	1,524
Balance at March 31, 2023	49,426	$494	$386,003	24,070	$(682,646)	$(4,236)	$753,588	$(10)	$453,193

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2021	49,240	$492	$382,527	24,003	$(680,991)	$(5,931)	$655,346	$(25)	$351,418
Net income	-	-	-	-	-	-	20,153	-	20,153
Share-based compensation expense	-	-	277	-	-	-	-	-	277
Restricted stock vesting	55	1	-	32	(779)	-	-	-	(778)
Cash dividends declared	-	-	-	-	-	-	(25,372)	-	(25,372)
Other comprehensive income (loss)	-	-	-	-	-	(653)	-	1	(652)
Balance at September 30, 2021	49,295	$493	$382,804	24,035	$(681,770)	$(6,584)	$650,127	$(24)	$345,046
Net income	-	-	-	-	-	-	26,894	-	26,894
Common stock issued on share-based awards	41	-	813	-	-	-	-	-	813
Share-based compensation expense	-	-	349	-	-	-	-	-	349
Cash dividends declared	-	-	-	-	-	-	(7,368)	-	(7,368)
Other comprehensive income (loss)	-	-	-	-	-	11	-	(8)	3
Balance at December 31, 2021	49,336	$493	$383,966	24,035	$(681,770)	$(6,573)	$669,653	$(32)	$365,737
Net income	-	-	-	-	-	-	24,714	-	24,714
Common stock issued on share-based awards	13	1	283	-	-	-	-	-	284
Share-based compensation expense	-	-	157	-	-	-	-	-	157
Cash dividends declared	-	-	-	-	-	-	(7,374)	-	(7,374)
Restricted stock vesting	10	-	-	2	(64)	-	-	-	(64)
Other comprehensive income (loss)	-	-	-	-	-	490	-	(5)	485
Balance at March 31, 2022	49,359	$494	$384,406	24,037	$(681,834)	$(6,083)	$686,993	$(37)	$383,939

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of March 31, 2023, the Company operated 139 retail design centers with 135 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are manufactured or assembled in the North American plants. We also contract with various suppliers located in Europe, Asia and other countries that produce products that support our business.

(2)	Interim Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Our consolidated financial statements also include the accounts of an entity in which we are a majority shareholder with the power to direct the activities that most significantly impact the entity’s performance. Noncontrolling interest amounts in the entity are immaterial and included in the consolidated statements of comprehensive income within Interest and other income (expense), net.

All intercompany activity and balances, including any related profit on intercompany sales, have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Annual Report on Form 10-K”). We derived the June 30, 2022 consolidated balance sheet from our audited financial statements included in our 2022 Annual Report on Form 10-K.

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

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheets. As of March 31, 2023 and June 30, 2022, we held $0.3 million and $1.0 million, respectively, of restricted cash related to our Ethan Allen insurance captive.

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

Inflation Reduction Act of 2022. On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA contains several revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% minimum income tax on certain large corporations and a 1% excise tax on corporate stock repurchases by publicly traded U.S. corporations. We do not expect this law to have a material impact on our consolidated financial statements.

No other new accounting pronouncements or legislation issued or effective as of March 31, 2023 have had, or are expected to have, a material impact on our consolidated financial statements.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At March 31, 2023 and June 30, 2022, these amounts were immaterial.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Allowance for Doubtful Accounts. Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. At March 31, 2023 and June 30, 2022, the allowance for doubtful accounts was immaterial.

Commissions. We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At March 31, 2023, we had prepaid commissions of $15.0 million, which we expect to recognize to selling expense in the next two fiscal quarters as Selling, general and administrative expenses within our consolidated statements of comprehensive income.

Customer Deposits. In most cases we collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. As of March 31, 2023, we had customer deposits of $92.8 million. At June 30, 2022 we had customer deposits of $121.1 million, of which we recognized $6.1 million and $115.1 million of revenue related to our contract liabilities during the three and nine months ended March 31, 2023, respectively We expect that substantially all of the customer deposits received as of March 31, 2023 will be recognized as revenue within the next twelve months as the performance obligations are satisfied.

We recognize the promised amount of consideration without adjusting for the effects of a significant financing component if the contract has a duration of one year or less. As our contracts are typically less than one year in length and do not have significant financing components, we have not adjusted consideration.

The following table disaggregates our net sales by product category by segment (in thousands):

	Three months ended March 31, 2023				Three months ended March 31, 2022
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$56,923	$71,269	$(38,603)	$89,589	$64,993	$83,819	$(46,854)	$101,958
Case goods(3)	39,761	41,917	(24,439)	57,239	35,919	42,625	(22,632)	55,912
Accents(4)	19,456	29,382	(15,760)	33,078	22,451	32,535	(20,616)	34,370
Other(5)	(1,945)	8,355	-	6,410	(2,329)	7,748	-	5,419
Total	$114,195	$150,923	$(78,802)	$186,316	$121,034	$166,727	$(90,102)	$197,659

	Nine months ended March 31, 2023				Nine months ended March 31, 2022
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$169,206	$245,144	$(121,089)	$293,261	$187,424	$251,308	$(135,003)	$303,729
Case goods(3)	113,734	137,061	(68,855)	181,940	104,520	130,956	(70,097)	165,379
Accents(4)	57,292	97,737	(47,486)	107,543	59,944	97,769	(54,520)	103,193
Other(5)	(5,139)	26,402	-	21,263	(5,485)	21,263	-	15,778
Total	$335,093	$506,344	$(237,430)	$604,007	$346,403	$501,296	$(259,620)	$588,079

(1)	The “Eliminations” column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At March 31, 2023 and June 30, 2022, we have categorized our investments as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities as of March 31, 2023 or June 30, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and June 30, 2022. We did not have any transfers between levels of fair value measurements during the periods presented.

	Fair Value Measurements at March 31, 2023
Assets	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	$20,613	$-	$-	$20,613
Investments (2)	-	95,171	-	95,171
Total	$20,613	$95,171	$-	$115,784

	Fair Value Measurements at June 30, 2022
Assets	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	$51,035	$-	$-	$51,035
Investments (2)	-	11,199	-	11,199
Total	$51,035	$11,199	$-	$62,234

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

(2)

Our investments as of March 31, 2023 consisted solely of U.S. Treasury Bills with maturities of less than one year. Previously held investments included fixed income securities including municipal bonds, commercial paper and certificates of deposits with maturities of less than one year. We classify our investments as available-for-sale debt investments. The fair value of our underlying investments is based on observable inputs. Our investments are classified as Level 2 and are included in Investments (short-term) within the consolidated balance sheets. All unrealized gains and losses were included in Accumulated Other Comprehensive Loss within the consolidated balance sheets. There were no material gross unrealized gains or losses on the investments at March 31, 2023 or June 30, 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2023 or 2022.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings as of March 31, 2023 and June 30, 2022. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

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

The Company's lease terms and discount rates are as follows:

	March 31,
	2023	2022
Weighted average remaining lease term (in years)
Operating leases	6.0	5.9
Financing leases	2.2	1.9
Weighted average discount rate
Operating leases	5.4%	4.1%
Financing leases	3.3%	2.2%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended March 31,		Nine months ended March 31,
	Statements of Comprehensive Income Location	2023	2022	2023	2022
Operating lease cost(1)	Selling, general and administrative (“SG&A”) expenses	$7,573	$7,557	$22,557	$22,505
Financing lease cost
Depreciation of property	SG&A expenses	124	119	379	371
Interest on lease liabilities	Interest and other financing costs	6	5	21	18
Short-term lease cost(2)	SG&A expenses	307	361	887	978
Variable lease cost(3)	SG&A expenses	2,427	2,417	6,940	7,101
Less: Sublease income	SG&A expenses	(288)	(292)	(874)	(1,091)
Total lease expense		$10,149	$10,167	$29,910	$29,882

(1)	Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.

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

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of March 31, 2023 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2023 (remaining three months)	$7,747	$136
2024	31,658	392
2025	28,839	80
2026	24,758	72
2027	18,372	66
Thereafter	44,917	-
Total undiscounted future minimum lease payments	156,291	746
Less: imputed interest	(23,897)	(34)
Total present value of lease obligations(1)	$132,394	$712

(1)	Excludes future commitments under short-term operating lease agreements of $0.2 million as of March 31, 2023.

As of March 31, 2023, we have one operating lease for a new retail design center, which has not yet commenced. This operating lease is not part of the tables above nor in the lease right-of-use assets and liabilities. This lease will commence when we obtain possession of the underlying leased asset, which occurred in April 2023, our fiscal 2023 fourth quarter. The operating lease is for a period of five years and has aggregate undiscounted future lease payments of $0.5 million. As of March 31, 2023, we did not have any financing leases that had not commenced.

Other supplemental information for our leases is as follows (in thousands):

	Nine months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$23,355	$25,027
Operating cash flows from financing leases	$395	$389
Operating lease assets obtained in exchange for operating lease liabilities	$36,375	$13,508

There were no non-cash financing lease obligations obtained in exchange for new financing lease assets during the nine months ended March 31, 2023 or 2022.

Sale-leaseback transaction. On August 1, 2022, we completed a sale-leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center. The design center was leased back to Ethan Allen via a multi-year operating lease agreement. As part of the transaction, we received net proceeds of $8.1 million, which resulted in a pre-tax gain of $1.8 million recorded within Restructuring and other impairment charges, net of gains and $5.2 million deferred as a liability to be amortized to Restructuring and other impairment charges, net of gains over the term of the related lease. For the nine months ended March 31, 2023, we amortized an additional $1.7 million of this deferred liability as a gain within Restructuring and other impairment charges, net of gains. As of March 31, 2023, the deferred liability balance was $3.5million, with $2.6 million in Other current liabilities and $0.9 million in Other long-term liabilities on our consolidated balance sheet.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(7)	Inventories

Inventories are summarized as follows (in thousands):

	March 31,	June 30,
	2023	2022
Finished goods	$110,870	$131,021
Work in process	13,563	15,098
Raw materials	29,287	32,490
Inventory reserves	(2,065)	(2,105)
Inventories, net	$151,655	$176,504

(8)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	March 31,	June 30,
	2023	2022
Land and improvements	$77,876	$78,443
Building and improvements	351,271	356,622
Machinery and equipment	124,833	127,062
Property, plant and equipment, gross	553,980	562,127
Less: accumulated depreciation and amortization	(330,696)	(338,597)
Property, plant and equipment, net	$223,284	$223,530

We recorded depreciation expense of $4.0 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense was $11.7 million and $12.0 million for the nine months ended March 31, 2023 and 2022, respectively.

(9)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. At March 31, 2023 and June 30, 2022, we had $25.4 million of goodwill and $19.7million of indefinite-lived intangible assets, all of which are recorded in our wholesale segment.

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

(10)	Other Current Liabilities

The following table summarizes the nature of the amounts within Other current liabilities (in thousands):

	March 31,	June 30,
	2023	2022

Income taxes payable	$381	$4,558
Deferred liability, short-term (1)	2,620	-
Financing lease liabilities, short-term	488	535
Other current liabilities	3,825	3,695
Other current liabilities	$7,314	$8,788

(1)

As of March 31, 2023, the deferred liability balance associated with the sale-leaseback transaction completed on August 1, 2022 was $3.5 million, with $2.6 million in Other current liabilities and $0.9 million in Other long-term liabilities on our consolidated balance sheet. Refer to Note 6, Leases, for further disclosure on the transaction.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(11)	Income Taxes

The Company's process for determining the provision for income taxes involves using an estimated annual effective tax rate which is based on expected annual income and statutory tax rates across the various jurisdictions in which we operate. We recorded a provision for income tax expense of $7.5 million and $27.4 million, respectively, for the three and nine months ended March 31, 2023 compared with $7.9 million and $24.4 million in the prior year comparable periods. Our consolidated effective tax rate was 25.1% and 25.4% for the three and nine months ended March 31, 2023 compared with 24.2% and 25.4% in the prior year periods. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

We recognize interest and penalties related to income tax matters as a component of income tax expense. As of March 31, 2023, we had $3.3 million of unrecognized tax benefits compared with $2.5 million as of June 30, 2022. It is reasonably possible that various issues relating to approximately $0.5 million of the total gross unrecognized tax benefits as of March 31, 2023 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, approximately $0.4 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

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

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.0 million at both March 31, 2023 and June 30, 2022.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYRFB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility as of March 31, 2023, June 30, 2022, or at any time during fiscal 2023 and 2022. Since we had no outstanding borrowings during fiscal 2023 and 2022, there was no interest expense during fiscal 2023 and 2022.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal years 2023 or 2022, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At both March 31, 2023 and June 30, 2022, we were in compliance with all the covenants under the Facility.

Letters of Credit. At both March 31, 2023 and June 30, 2022, there was $4.0 million of standby letters of credit outstanding under the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(13)	Restructuring and Other Impairment Activities

Restructuring and other impairment charges, net of gains, were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Gain on sale-leaseback transaction(1)	$(655)	$-	$(3,566)	$-
Gain on sale of property, plant and equipment(2)	-	(1,518)	-	(5,431)
Severance and other charges	185	55	904	590
Total Restructuring and other impairment charges, net of gains	$(470)	$(1,463)	$(2,662)	$(4,841)

(1)

In August 2022, we sold and subsequently leased back a retail design center and recognized a net gain of $0.7 million and $3.6 million for the three and nine months ended March 31, 2023, respectively. The remaining deferred liability was $3.5 million as of March 31, 2023 and will be recognized over the remaining life of the lease. Refer to Note 6, Leases, for further discussion on the sale-leaseback transaction.

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

Restructuring payments made by the Company during the first nine months of fiscal 2023 were $1.0 million, which were primarily for severance and lease payments due under a retail design center that was previously exited. Excluding the deferred liability of $3.5 million related to the sale-leaseback transaction, the remaining restructuring balance as of March 31, 2023 was $0.3 million, which is anticipated to be paid during the fourth quarter of fiscal 2023.

(14)	Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated using the following weighted average share data (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
Weighted average shares outstanding for basic calculation	25,477	25,434	25,470	25,402
Dilutive effect of stock options and other share-based awards	122	115	110	102
Weighted average shares outstanding adjusted for dilution calculation	25,599	25,549	25,580	25,504

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of March 31, 2023 and 2022, total share-based awards of 43,060 and 47,211, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of March 31, 2023 and 2022, the number of performance units excluded from the calculation of diluted EPS were 176,496 and 169,000, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2023	June 30, 2022
Accumulated foreign currency translation adjustments	$(4,366)	$(6,397)
Accumulated unrealized gains (losses) on investments	130	(65)
	$(4,236)	$(6,462)

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	2023	2022
Beginning balance at July 1	$(6,462)	$(5,931)
Other comprehensive income (loss), net of tax	2,242	(164)
Less AOCI attributable to noncontrolling interests	(16)	12
Ending balance at March 31	$(4,236)	$(6,083)

(16)	Share-Based Compensation

We recognized total share-based compensation expense of $1.1 million and $0.8 million during the nine months ended March 31, 2023 and 2022, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. As of March 31, 2023, $2.7 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.0 years. There was no share-based compensation capitalized during the nine months ended March 31, 2023 and 2022, respectively.

At March 31, 2023, there were 1,334,552 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock and stock units. The number and frequency of share-based awards granted are based on competitive practices, our operating results, government regulations, and other factors.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the nine months ended March 31, 2023 and 2022.

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

As of March 31, 2023, $0.1 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 2.1 years. A total of 118,832 stock options were outstanding as of March 31, 2023, at a weighted average exercise price of $23.96 and a weighted average grant date fair value of $7.45.

Restricted Stock Unit Activity

During the first nine months of fiscal 2023, we granted 21,257 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $19.48. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in four equal annual installments on the anniversary of the date of grant. In the year ago first quarter, we granted 51,100 RSUs with a weighted average grant date fair value of $20.71 and vest in four equal annual installments on the anniversary date of the grant.

During the first nine months of fiscal 2023, 32,150 RSUs vested and 4,398 RSUs were forfeited leaving 60,809 RSUs outstanding as of March 31, 2023, with a weighted average grant date fair value of $18.74.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

As of March 31, 2023, $0.9 million of total unrecognized compensation expense related to non-vested restricted stock units is expected to be recognized over a weighted average remaining period of 2.3 years.

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

During the first nine months of fiscal 2023 we granted 103,096 PSUs with a weighted average grant date fair value of $18.75 compared with 90,367 RSUs at a weighted average grant date fair value of $17.15 in the prior year first quarter. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model.

During the first nine months of fiscal 2023, 31,635 PSUs, that were previously granted in August 2019, vested and 3,422 were forfeited. As of March 31, 2023, a total of 388,174 PSUs were outstanding at a weighted average grant date fair value of $18.25.

Unrecognized compensation expense as of March 31, 2023, related to PSUs, was $1.7 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 1.9 years.

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

Retail Segment. The retail segment sells home furnishings and accents to clients through a network of Company-operated design centers. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of retail home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities. As of March 31, 2023, the Company operated 139 design centers within our retail segment.

Intersegment. We account for intersegment sales transactions between our segments consistent with independent third-party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our retail segment is included within our wholesale segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third-party transactions. Segment operating income is based on profit or loss from operations before interest and other income (expense), net, interest expense and other financing costs, and income taxes. Sales are attributed to countries on the basis of the customer's location.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Segment information is provided below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales
Wholesale segment	$114,195	$121,034	$335,093	$346,403
Less: intersegment sales	(78,802)	(90,102)	(237,430)	(259,620)
Wholesale sales to external customers	35,393	30,932	97,663	86,783
Retail segment	150,923	166,727	506,344	501,296
Consolidated total	$186,316	$197,659	$604,007	$588,079

Income before income taxes
Wholesale segment	$18,805	$16,536	$48,787	$39,099
Retail segment	12,598	19,330	52,667	56,310
Elimination of intercompany profit (a)	(2,615)	(3,213)	4,053	896
Operating income	28,788	32,653	105,507	96,305
Interest and other income (expense), net	1,123	(10)	2,420	(8)
Interest expense and other financing costs	52	51	157	147
Consolidated total	$29,859	$32,592	$107,770	$96,150

Depreciation and amortization
Wholesale segment	$1,583	$1,599	$4,749	$4,827
Retail segment	2,395	2,254	6,924	7,213
Consolidated total	$3,978	$3,853	$11,673	$12,040

Capital expenditures
Wholesale segment	$993	$3,504	$5,755	$5,916
Retail segment	1,213	1,797	4,924	3,115
Consolidated total	$2,206	$5,301	$10,679	$9,031

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

(in thousands)	March 31,	June 30,
Total Assets	2023	2022
Wholesale segment	$360,724	$341,466
Retail segment	409,776	412,176
Inventory profit elimination (a)	(29,177)	(33,747)
Consolidated total	$741,323	$719,895

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(18)	Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (specifically when the goods or services are received).

Material Cash Requirements from Contractual Obligations. As disclosed in our 2022 Annual Report on Form 10-K, as of June 30, 2022, we had total contractual obligations of $193.2 million, including $131.6 million related to our operating lease commitments and $40.8 million of open purchase orders. Except for $23.4 million in operating lease payments made to our landlords and $36.4 million of operating lease assets obtained in exchange for $36.4 million of operating lease liabilities during the first nine months of fiscal 2023, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2022 Annual Report on Form 10-K.

Legal Matters. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at March 31, 2023, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A should be read in conjunction with our 2022 Annual Report on Form 10-K, Current Reports on Form 8-K and other filings with the SEC, and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

Executive Overview

Who We Are. Founded in 1932, Ethan Allen is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality and personalized service. We provide complimentary interior design service to our clients and sell a full range of home furnishing products through a retail network of design centers located throughout the United States and abroad as well as online at ethanallen.com. Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of March 31, 2023, the Company operated 139 retail design centers; 135 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the United States, two upholstery manufacturing plants in Mexico and one case goods manufacturing plant in Honduras. Approximately 75% of our products are manufactured or assembled in the North American plants. We also contract with various suppliers located in Europe, Asia and other various countries to produce products that support our business.

We are celebrating our 91st year in fiscal 2023 and are focused on the concept of constant reinvention. We have developed a strong network of entrepreneurial leaders and interior designers as well as strengthened our product offerings under the umbrella of classics with a modern perspective.

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

Strategy. Our strategy emphasizes the aim to position Ethan Allen as a premier interior design destination and a preferred brand offering products of superior style, quality, and value to customers with a comprehensive, one-stop shopping solution for their home furnishing and interior design needs. We seek to constantly reinvent our projection and product offerings through a broad selection of products, designed to complement one another, reflecting current fashion trends in home furnishing. We continuously monitor changes in home fashion trends through industry events and fashion shows, internal market research, and regular communication with our retailers and design center design professionals who receive valuable input on consumer trends.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Talent. Our employees are dedicated to helping each customer create a place that they will love to come home to every day. We operate our business with an entrepreneurial attitude, staying focused on long-term growth, and treating our employees, vendors, and customers with dignity and respect, which we believe is critical to remaining both profitable and relevant amidst the constant changes taking place in the world. As of March 31, 2023, our employee count totaled 3,816, with 2,743 employees in our wholesale segment and 1,073 in our retail segment. We are pleased with the continued strengthening of our teams and the performance of our employee base during fiscal 2023 while at the same time being able to reduce headcount through operational efficiencies. Our employee count has decreased 10.0% since the start of fiscal 2023, with 127 fewer employees in retail and 296 fewer in our wholesale segment.

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

Fiscal 2023 Third Quarter in Review (1). We maintained strong gross and operating margins despite challenging economic conditions, such as high inflation, rising interest rates, and uncertainties in the global financial markets. As we began to revert back to more normal pre-pandemic conditions when compared to the high demand and operational challenges faced during the height of the COVID-19 pandemic, our operations produced strong results. Although we cannot reasonably estimate any future economic instability on a macroeconomic scale, we remain cautiously optimistic that our current business model, strategy, and balance sheet enable us to maximize our vertically integrated structure. As a premier interior design destination with one of the world’s largest interior design networks, we remain focused on the concept of constant reinvention.

We ended the third quarter with a strong balance sheet, including cash on hand of $61.0 million and short-term investments of $95.2 million, while maintaining an operating margin above 15% through disciplined cost and expense controls. Retail written orders were down 12.3% compared with the year ago third quarter, but were 3.6% above pre-pandemic 2019 levels. Our backlog remains approximately 40% higher than our pre-pandemic levels. Consolidated gross margin of 59.9% decreased from 60.4% last year primarily due to a change in the sales mix partially offset by product pricing actions taken over the past 12 months and lower input costs from both inbound freight and materials. Our adjusted operating margin of 15.2% decreased 60 basis points from last year but remained above pre-pandemic levels. Adjusted diluted earnings per share of $0.86 was down from $0.93 a year ago. Cash generated from operations nearly doubled in the current year third quarter and totaled $33.4 million compared to $17.3 in the prior year quarter. Reflecting the continued strength of our balance sheet and strong history of returning capital to shareholders, our Board declared a regular quarterly cash dividend of $0.32 per share, which was paid on February 21, 2023, bringing the total amount of dividends paid to $37.2 million for the nine months ended March 31, 2023.

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data).

	Three months ended March 31,						Nine months ended March 31,
	2023	% of Sales	% Chg	2022	% of Sales	% Chg	2023	% of Sales	% of Chg	2022	% of Sales	% of Chg
Net sales	$186.3	100.0%	(5.7%)	$197.7	100.0%	11.7%	$604.0	100.0%	2.7%	$588.1	100.0%	16.0%
Gross profit	$111.6	59.9%	(6.6%)	$119.5	60.4%	17.8%	$365.2	60.5%	4.1%	$350.9	59.7%	21.6%
Operating income	$28.8	15.5%	(11.8%)	$32.7	16.5%	72.0%	$105.5	17.5%	9.6%	$96.3	16.4%	80.9%
Adjusted operating income(1)	$28.3	15.2%	(9.5%)	$31.3	15.8%	59.9%	$102.9	17.0%	12.1%	$91.8	15.6%	66.2%
Net income	$22.4	12.0%	(9.5%)	$24.7	12.5%	58.3%	$80.4	13.3%	12.0%	$71.8	12.2%	71.5%
Adjusted net income(1)	$22.0	11.8%	(7.2%)	$23.7	12.0%	61.5%	$78.4	13.0%	14.7%	$68.4	11.6%	66.3%
Diluted EPS	$0.87		(10.3%)	$0.97		59.0%	$3.14		11.7%	$2.81		70.3%
Adjusted diluted EPS(1)	$0.86		(7.5%)	$0.93		60.3%	$3.07		14.6%	$2.68		64.4%
Cash flow from operating activities	$33.4		93.2%	$17.3		(52.2%)	$74.4		85.9%	$40.0		(60.8%)
Adjusted annualized return on equity							25.1%			24.3%
Wholesale written orders			(9.3%)			(0.2%)			(10.8%)			3.3%
Retail written orders			(12.3%)			(3.0%)			(12.3%)			0.8%

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

The following table shows our design center information.

	Fiscal 2023			Fiscal 2022
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	155	141	296	161	141	302
New locations	2	2	4	5	1	6
Closures	(2)	(4)	(6)	(6)	(1)	(7)
Transfers	-	-	-	-	-	-
Balance at March 31	155	139	294	160	141	301
Relocations (in new and closures)	1	2	3	-	-	-

Retail Design Center geographic locations:
United States	33	135	168	34	137	171
Canada	-	4	4	-	4	4
China	105	-	105	107	-	107
Other Asia	11	-	11	12	-	12
Middle East and Europe	6	-	6	7	-	7
Total	155	139	294	160	141	301

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three and nine months ended March 31, 2023 and 2022, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended			Nine months ended
	March 31,			March 31,
	2023	2022	% Change	2023	2022	% Change
Consolidated net sales	$186,316	$197,659	(5.7%)	$604,007	$588,079	2.7%
Wholesale net sales	$114,195	$121,034	(5.7%)	$335,093	$346,403	(3.3%)
Retail net sales	$150,923	$166,727	(9.5%)	$506,344	$501,296	1.0%

Consolidated gross profit	$111,551	$119,460	(6.6%)	$365,187	$350,921	4.1%
Consolidated gross margin	59.9%	60.4%		60.5%	59.7%

Consolidated Net Sales

Consolidated net sales for the three months ended March 31, 2023 decreased $11.3 million or 5.7% compared to the prior year quarter primarily due to a decline of 5.7% in wholesale net shipments combined with a 9.5% reduction in retail sales through our Company-operated design centers. Sales in fiscal 2022 set a near record pace whereby each quarter consistently exceeded prior year comparable quarters leading to some of the largest historical quarterly results for net sales and result in more adverse prior year comparisons. Compared to the third quarter of fiscal 2019, which is pre-pandemic and reflective of historical norms, net sales for the three months ended March 31, 2023 were up 4.8%.

Consolidated net sales for the nine months ended March 31, 2023 increased $15.9 million or 2.7% compared to the prior year period due to retail sales growth of 1.0% partially offset by lower wholesale shipments of 3.3%. The increase in net sales reflects the realization of pricing actions taken and a favorable impact from product mix partially offset by a decline in delivered unit volume. Prior year constraints, including COVID-delays, labor disruptions, supply chain challenges, extended shipping lead times and raw material availability, have eased, which has reduced the time to convert written orders to delivered shipments. Our existing wholesale order backlog decreased 42.2% compared to the prior year. Our strategy remains focused on servicing our customers on a timely basis and reducing our existing backlog, which remains at approximately 40% higher than pre-pandemic levels.

Wholesale Net Sales

Wholesale net sales for the three months ended March 31, 2023 decreased $6.8 million or 5.7% compared to the prior year quarter due to a decrease in intersegment sales to our Company-operated design centers, domestic dealers and international sales partially offset by higher contract sales. Reduced sales were primarily from lower incoming written orders combined with a decline in delivered volume as we continue to work down the backlog built up in prior periods. Excluding intersegment sales to our retail segment, wholesale net sales increased $4.5 million or 14.4% compared to the prior year quarter from higher contract sales, including shipments to the United States government General Services Administration (“GSA”). Our international net sales were down 35.9% compared to the prior year quarter due to a reduction in net sales to China and Southeast Asia. Sales to international independent retailers represented 1.8% of total wholesale net sales compared to 2.6% in the prior year period.

Wholesale net sales for the nine months ended March 31, 2023 decreased $11.3 million or 3.3% compared to the prior year period primarily due to a reduction in intersegment sales to our Company-operated design centers and lower shipments to domestic and international dealers, which was partially offset by higher contract sales. Excluding intersegment sales to our retail segment, wholesale net sales increased $10.9 million or 12.5% compared to the prior year period from higher contract sales. Our international net sales were down 41.5% compared to the prior year period due to a reduction in net sales to China and Southeast Asia. Sales to international independent retailers represented 1.7% of total wholesale net sales compared to 2.9% in the prior year period.

Wholesale written orders, which represent orders booked through all of our channels, were down 9.3% for the three months ended March 31, 2023 compared to the prior year quarter. Written orders in fiscal 2022 set a near record pace whereby we experienced a significant surge in demand shortly after the onset of the COVID-19 pandemic, which adverse prior year comparisons. As a result of the strong and near record incoming order totals during the prior year third quarter, our independent North American retail network orders were down 12.8%, international orders were down 24.9% and orders from our Company-operated design centers were down 14.5% offset by a 50.5% increase in contract orders primarily GSA. When compared to the third quarter of fiscal 2019 (pre-pandemic levels), wholesale written orders were down 5.9%.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale written orders were down 10.8% for the nine months ended March 31, 2023 compared to the prior year period. As a result of the strong prior year comparison, orders from our Company-operated design centers were down 11.4%, our contract orders declined 2.8%, our independent North American retail network orders were down 10.8% and our international orders, including orders from China, declined 40.4%. When compared to the first nine months of fiscal 2019 (pre-pandemic levels), written orders were down 8.0%. We ended the fiscal 2023 third quarter with wholesale backlog of $73.3 million, down 42.2% from a year ago as we were able to reduce the number of weeks of wholesale backlog by 33.4% compared to the prior year, bringing our backlog more current. In the near-term, our teams are effectively managing the business to work through the higher order backlog and to service our customers. We remain focused on wholesale production and shipping to the levels that are necessary to service our customers on a timely basis and reduce our backlog.

Retail Net Sales

Net sales from Company-operated design centers for the three months ended March 31, 2023 decreased $15.8 million or 9.5% compared to the prior year quarter. There was a 9.1% decrease in net sales within the United States, while net sales from our Canadian design centers decreased 21.9%. We experienced a significant surge in demand after the reopening of all our retail design centers in fiscal 2021, which led to a high backlog and higher deliveries in 2022 making it an adverse prior year comparison. Manufacturing production levels still remain above pre-pandemic levels but have slowed in the past three months as incoming written orders have slowed. In addition, retail shipments were lower year over year as our production schedules adjust to reflect decreasing weeks of backlog, especially within our Upholstery manufacturing operation. These volume decreases were partially offset by pricing actions taken in the last 12 months, an increase in average ticket price and higher premier home delivery revenue. While retail written orders decreased 12.3% year over year, they were 3.6% above the third quarter of fiscal 2019 (pre-pandemic levels). Although current written order levels are more reflective of historical norms, ongoing high inflation, concerns regarding a recession, rising interest rates, and uncertainties in the global financial markets continue to impact consumer behavior.

Retail net sales for the nine months ended March 31, 2023 increased $5.0 million or 1.0% compared to the prior year period. There was a 1.6% increase in net sales in the United States, while net sales from our Canadian design centers decreased 18.8%. The retail net sales growth of 1.0% was primarily from a high backlog that led to higher deliveries, price increases taken in the last 12 months, increased premier home delivery revenue and additional clearance sales. Canadian retail net sales were impacted by one less design center in Canada combined with temporary disruptions within the local service center that impacted delivery timing during the first quarter. The disruptions were temporary and the local Canadian service center resumed full operations by the second quarter of fiscal 2023. While retail written orders decreased 12.3% year over year, they were 1.3% above the first nine months of fiscal 2019 (pre-pandemic levels). We remain focused on providing exceptional personal service through our strong network of entrepreneurial leaders and interior designers as we continue to strengthen our product offerings under the umbrella of classics with a modern perspective. We have strategically relocated a number of design centers within the United States with plans for more by the end of fiscal 2023, which will further leverage our national logistics operation and vertically integrated structure. As of March 31, 2023, there were 139 Company-operated design centers compared with 141 in the prior year period.

Consolidated Gross Profit and Margin

Consolidated gross profit for the three months ended March 31, 2023 decreased $7.9 million or 6.6% compared to the prior year quarter due to lower consolidated net sales and a reduction in consolidated and retail gross margin partially offset by an expansion in wholesale gross margin. Consolidated gross margin, as a percentage of net sales, for the three months ended March 31, 2023 was 59.9% compared with 60.4% in the prior year quarter. The third quarter of fiscal 2023 marked our eighth consecutive fiscal quarter that consolidated gross margin has been above 58%, a metric previously not seen before the onset of the COVID-19 pandemic. The consolidated gross margin decline of 50-basis points and the 5.7% decline in consolidated net sales led to gross profit decreasing by 6.6% over the prior year. The decrease in consolidated gross margin was driven by a change in the sales mix partially offset by product pricing actions taken over the past 12 months, disciplined promotional activity and lower input costs (freight and materials). Retail sales, as a percentage of total consolidated sales, were 81.0% in the current year third quarter, down from 84.4% in the prior year quarter. Our retail segment has a higher gross margin than our wholesale segment, thus the decrease in sales mix negatively impacted our consolidated gross margin. Our wholesale segment gross profit increased 2.1% in the current year third quarter, which was primarily attributable to product pricing actions taken over the past 12 months, favorable product mix, lower input costs including inflationary relief on inbound freight and raw material costs, and efficiencies gained within manufacturing production. These benefits have contributed to increased gross margin and profit in each product category within our wholesale segment. Retail gross profit decreased by 11.2% due to a 9.5% decrease in net shipments combined with a 100-basis point decrease in gross margin. The reduction in our retail gross margin was driven by a change in product mix, increased wholesale dealer costs to purchase inventory and additional clearance sales partially offset by incremental home delivery revenue and an increase in average ticket sale.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated gross profit for the nine months ended March 31, 2023 increased $14.3 million or 4.1% compared to the prior year period due to sales growth of 1.0% within our retail segment combined with consolidated and wholesale gross margin expansion. Consolidated gross margin was 60.5% during the first nine months of fiscal 2023 compared with 59.7% in the prior period. The 80-basis point increase was driven by product pricing actions taken over the past 12 months, disciplined promotional activity, benefits from expanded case goods manufacturing operations, a favorable product mix and lower input costs including declining inbound freight partially offset by a change in sales mix. Retail sales, as a percentage of total consolidated sales, were 83.8% in the first nine months of fiscal 2023, down from 85.2% in the prior year period. Retail gross profit decreased 0.3% due to a 70-basis point decline in gross margin partially offset by a 1.0% increase in net shipments. Our Retail gross margin was negatively impacted by higher prices to acquire inventory from wholesale combined with increased fees to offer our customers interest free financing partially offset by higher premier home delivery revenue and an increase in average ticket sale. Wholesale gross profit increased 11.4% for the first nine months of fiscal 2023 primarily due to gross margin expansion from product pricing actions taken over the past 12 months combined with declining input costs (freight and materials) partially offset by a 3.3% reduction in net sales. Higher year over year manufacturing production within case goods partially offset a decline in upholstery manufacturing. While production capacity remains strong, we have reduced our upholstery production to reflect lower weeks of backlog.

SG&A Expenses

(in thousands)	Three months ended				Nine months ended
	March 31,				March 31,
	2023	2022	% Change		2023	2022	% Change
SG&A expenses	$83,233	$88,270	(5.7%	)	$262,342	$259,457	1.1%
Restructuring and other impairment charges, net of gains	$(470)	$(1,463)	(67.9%	)	$(2,662)	$(4,841)	(45.0% )
Consolidated operating income	$28,788	$32,653	(11.8%	)	$105,507	$96,305	9.6%
Consolidated GAAP operating margin	15.5%	16.5%			17.5%	16.4%
Consolidated adjusted operating margin	15.2%	15.8%			17.0%	15.6%
Wholesale operating income	$18,805	$16,536	13.7%		$48,787	$39,099	24.8%
Retail operating income	$12,598	$19,330	(34.8%	)	$52,667	$56,310	(6.5% )

SG&A expenses for the three months ended March 31, 2023 decreased $5.0 million or 5.7% due to lower selling expenses driven by reduced delivered volume and a reduction in general and administrative costs. Consolidated selling expenses were down 5.9% while general and administrative costs decreased 5.3%, indicative of strong cost control measures. When expressed as a percentage of net sales, SG&A expenses were 44.7% of net sales in both the current and prior year quarter as we carefully managed expenses in a declining sales environment. Total S&GA expenses of $83.2 million were our lowest level in over seven fiscal quarters, which indicates our ability to ramp down costs when net sales decline. Pre-COVID SG&A expenses averaged approximately $90 million, thus our $83.2 million in the just completed third quarter was 7.6% below the historical average.

Wholesale selling expenses, which includes logistics, were down 8.0% as distribution costs decreased from lower sales volumes, reduced headcount and declining freight rates partially offset by higher diesel fuel costs compared to a year ago, additional swatch/sample expenses and increased digital engagement, product compliance and web-enablement costs. Retail selling expenses were down 5.2% due to lower designer variable compensation and reduced headcount partially offset by higher warehouse and delivery costs from increased contract rates and fuel surcharges. Total advertising expense during the third quarter of fiscal 2023 was equal to 2.2% of net sales compared to 2.3% in the prior year third quarter. We utilize various advertising mediums including digital, direct mail, national television, and radio. Our periodic digital magazine publications are being emailed to more households than in the prior year, which we believe increases our digital marketing outreach. Consolidated general and administrative expenses decreased 5.3% primarily due to less employee compensation from reduced headcount and lower retail occupancy costs due to a smaller retail footprint partially offset by additional share-based compensation expense, unfavorable employee benefit costs including higher group insurance and an increase in professional fees.

SG&A expenses for the nine months ended March 31, 2023 increased $2.9 million or 1.1% due to higher selling expenses. Consolidated selling expenses were up 2.7% while general and administrative costs decreased 1.3%. When expressed as a percentage of net sales, SG&A expenses were 43.4% of net sales, a 70-basis point decrease compared to the prior year period due to cost containment measures on fixed costs offset by higher selling costs associated with the 2.7% increase in sales volume. Retail selling expenses increased 5.0% driven by the 1.0% increase in Retail net sales, which drove incremental delivery costs, increased contract rates and fuel surcharges and higher marketing spend partially offset by reduced designer variable compensation from lower headcount. Wholesale selling costs declined 3.6% primarily from declining freight rates and a 3.3% reduction in sales volume, which led to lower distribution and freight costs, partially offset by increased product compliance costs. For the nine months of fiscal 2023, our consolidated advertising spend was equal to 2.3% of net sales, up from 2.1% in the prior year period as we increased our direct mail campaigns focusing on being the premier interior design destination with exciting new product collections. Consolidated general and administrative expenses decreased by 1.3% for the nine months ended March 31, 2023 primarily related to cost containment and expense management efforts combined with a reduction in headcount.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restructuring and Other Impairment Charges, Net of Gains

Restructuring and other impairment charges, net of gains for the three months ended March 31, 2023 was a gain of $0.5 million compared to a gain of $1.5 million in the prior year third quarter. The current year third quarter includes a $0.7 million gain related to the amortization of the deferred liability generated from the sale-leaseback transaction completed on August 1, 2022, partially offset by $0.2 million related primarily to severance costs. In the year ago third quarter, we sold a previously closed retail location to an independent third party for $2.6 million which resulted in a pre-tax gain of $1.5 million.

Restructuring and other impairment charges, net of gains for the nine months ended March 31, 2023 was a $2.7 million gain compared to a gain of $4.8 million in the prior year period. The recognized gain of $3.6 million from the sale-leaseback transaction was partially offset by $0.9 million in severance and other lease costs. In the first nine months of last year, we completed the sale of three properties for a combined pre-tax gain of $5.4 million, which was partially offset by severance and other lease costs.

Consolidated Operating Income

Consolidated operating income for the three months ended March 31, 2023 decreased $3.9 million or 11.8% and as a percentage of net sales was 15.5%, compared to 16.5% the prior year quarter. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $28.3 million, or 15.2% of net sales compared with $31.3 million, or 15.8% of net sales in the prior year quarter. The decrease in operating income was driven by lower consolidated net sales and a gross margin reduction partially offset by strong cost containment measures. Even though consolidated net sales decreased by 5.7%, we were able to reduce SG&A expenses by 5.7%, which reflects our ability to maintain disciplined cost and expense controls in a declining sales environment, including cost containment measures and expense management. This ability helped contribute to our strong adjusted operating income above 15% in the just completed quarter.

Consolidated operating income for the nine months ended March 31, 2023 increased $9.2 million or 9.6% and as a percentage of net sales was 17.5%, compared to 16.4% in the prior year period. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $102.9 million, or 17.0% of net sales compared with $91.8 million, or 15.6% of net sales in the prior year period. The increase in operating income was driven by the $15.9 million or 2.7% increase in consolidated net sales, wholesale gross margin expansion and cost containment measures that improved our operating leverage partially offset by higher selling expenses. Our ability to operate the business more efficiently with fewer associates has contributed to consolidated operating income and margin that are above pre-COVID-19 pandemic levels.

Wholesale Operating Income

Wholesale operating income for the three months ended March 31, 2023 was $18.8 million or 16.5% of net sales, an increase compared with $16.5 million or 13.7% in the prior year quarter. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $19.0 million or 16.6% of net sales compared with $16.6 million or 13.8% of net sales in the prior year quarter. The increase in wholesale operating income is due to a significant improvement in wholesale gross margin, cost containment measures within SG&A expenses, lower distribution and inbound freight costs due to lower rates and declining volume and lower compensation from decreased headcount partially offset by higher employee benefit costs and professional fees combined with a decline in net sales. The 16.5% wholesale operating income margin in the third quarter of fiscal 2023 is significantly higher than 12.0% wholesale operating income margin during the pre-COVID-19 third quarter of fiscal 2019.

Wholesale operating income for the nine months ended March 31, 2023 was $48.8 million or 14.6% of net sales, an increase compared with $39.1 million or 11.3% of net sales in the prior year period. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $49.0 million or 14.6% of net sales compared with $35.7 million or 10.3% of net sales in the prior year period. The increase is due to a significant improvement in wholesale gross margin, declining freight and raw material input costs, a decrease in marketing costs and lower compensation from reduced headcount partially offset by reduced fixed cost leverage from lower net sales.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail Operating Income

Retail operating income for the three months ended March 31, 2023 was $12.6 million, or 8.3% of sales, compared with $19.3 million, or 11.6% of sales in the prior year quarter. Adjusted retail operating income, which excludes restructuring and other charges, net of gains, was $11.9 million or 7.9% of net sales compared with $17.9 million or 10.7% of net sales in the prior year quarter. The decrease in retail operating income is attributed to the 9.5% decrease in net sales and a 100-basis point decline in retail gross margin partially offset by lower retail SG&A expenses. Our expense base within the retail operating network has been streamlined to be more efficient, which is demonstrated by our ability to maintain strong fixed cost leverage during a declining net sales environment. While the just completed third quarter reported a decrease in operating income margin to 11.6%, this level is significantly higher than the third quarter of fiscal 2019, which reported a retail operating income margin of -1.2%.

Retail operating income for the nine months ended March 31, 2023 was $52.7 million, or 10.4% of sales, compared with $56.3 million, or 11.2% of sales in the prior year period. Adjusted retail operating income, which excludes restructuring and other charges, net of gains, was $49.9 million or 9.8% of net sales compared with $55.3 million or 11.0% of net sales in the prior year period. The decrease was driven by a 70-basis point decline in retail gross margin, increased selling and delivery costs from the 1% increase in sales volume and increased advertising expenses partially offset by increased net sales and lower occupancy expenses.

Income Tax Expense

(in thousands)	Three months ended				Nine months ended
	March 31,				March 31,
	2023	2022	% Change		2023	2022	% Change
Income tax expense	$7,503	$7,878	(4.8%	)	$27,368	$24,389	12.2%
Effective tax rate	25.1%	24.2%			25.4%	25.4%
Net income	$22,356	$24,714	(9.5%	)	$80,402	$71,761	12.0%
Adjusted Net income	$22,005	$23,702	(7.2%	)	$78,442	$68,388	14.7%
Diluted EPS	$0.87	$0.97	(10.3%	)	$3.14	$2.81	11.7%
Adjusted Diluted EPS	$0.86	$0.93	(7.5%	)	$3.07	$2.68	14.6%

Income tax expense for the three months ended March 31, 2023 was $7.5 million compared with $7.9 million in the prior year third quarter primarily due to the $2.7 million decrease in income before income taxes and the prior year reversal of a valuation allowance. Our consolidated effective tax rate was 25.1% in the current year compared with 24.2% in the prior year. Our effective tax rate of 25.1% varies from the 21% federal statutory rate primarily due to state taxes. The increase in the effective tax rate compared with the prior year was primarily due to a reduction in our valuation allowance against the Retail segment’s Canadian tax assets in the prior year period.

Income tax expense for the nine months ended March 31, 2023 was $27.4 million compared with $24.4 million in the prior year period primarily due to the $11.6 million increase in income before income taxes. Our consolidated effective tax rate was 25.4% for the nine months ending March 31, 2023 and 2022. Our effective tax rate of 25.4% varies from the 21% federal statutory rate primarily due to state taxes.

Net Income

Net income for the three months ended March 31, 2023 was $22.4 million compared with $24.7 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, net of gains, was $22.0 million, down 7.2% from the prior year period. The decrease in net income and adjusted net income was driven primarily by a decrease in net sales and lower gross margins partially offset by our ability to reduce SG&A expenses.

Net income for the nine months ended March 31, 2023 was $80.4 million compared with $71.8 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, net of gains, was $78.4 million, up 14.7% from the prior year period. The increase in net income and adjusted net income was due to higher net sales, improved gross margins and cost containment measures.

Diluted EPS

Diluted EPS for the three months ended March 31, 2023 was $0.87 compared with $0.97 per diluted share in the prior year period. Adjusted diluted EPS was $0.86, down 7.5% compared with the prior year period. The decrease in diluted EPS and adjusted diluted EPS was driven by a decrease in net sales and lower gross margins partially offset by cost containment measures.

Diluted EPS for the nine months ended March 31, 2023 was $3.14 compared with $2.81 per diluted share in the prior year period. Adjusted diluted EPS was $3.07, up 14.6% compared with the prior year period. The increase in diluted EPS and adjusted diluted EPS was driven by higher net sales, improved gross margins and cost containment measures.

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

(in thousands, except per share amounts)

	Three months ended			Nine months ended
	March 31,			March 31,
	2023	2022	% Change	2023	2022	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$28,788	$32,653	(11.8%)	$105,507	$96,305	9.6%
Adjustments (pre-tax) *	(470)	(1,351)		(2,624)	(4,503)
Adjusted operating income *	$28,318	$31,302	(9.5%)	$102,883	$91,802	12.1%

Consolidated Net sales	$186,316	$197,659	(5.7%)	$604,007	$588,079	2.7%
GAAP Operating margin	15.5%	16.5%		17.5%	16.4%
Adjusted operating margin *	15.2%	15.8%		17.0%	15.6%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$22,356	$24,714	(9.5%)	$80,402	$71,761	12.0%
Adjustments, net of tax *	(351)	(1,012)		(1,960)	(3,373)
Adjusted net income	$22,005	$23,702	(7.2%)	$78,442	$68,388	14.7%
Diluted weighted average common shares	25,599	25,549		25,580	25,504
GAAP Diluted EPS	$0.87	$0.97	(10.3%)	$3.14	$2.81	11.7%
Adjusted diluted EPS *	$0.86	$0.93	(7.5%)	$3.07	$2.68	14.6%

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$18,805	$16,536	13.7%	$48,787	$39,099	24.8%
Adjustments (pre-tax) *	194	107		190	(3,449)
Adjusted wholesale operating income *	$18,999	$16,643	14.2%	$48,977	$35,650	37.4%

Wholesale net sales	$114,195	$121,034	(5.7%)	$335,093	$346,403	(3.3%)
Wholesale GAAP operating margin	16.5%	13.7%		14.6%	11.3%
Adjusted wholesale operating margin *	16.6%	13.8%		14.6%	10.3%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$12,598	$19,330	(34.8%)	$52,667	$56,310	(6.5%)
Adjustments (pre-tax) *	(664)	(1,458)		(2,814)	(1,054)
Adjusted retail operating income *	$11,934	$17,872	(33.2%)	$49,853	$55,256	(9.8%)

Retail net sales	$150,923	$166,727	(9.5%)	$506,344	$501,296	1.0%
Retail GAAP operating margin	8.3%	11.6%		10.4%	11.2%
Adjusted retail operating margin *	7.9%	10.7%		9.8%	11.0%

* Adjustments to reported GAAP financial measures including operating income and margin, net income and diluted EPS have been adjusted by the following:

(in thousands)	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022
Gain on sale-leaseback transaction (retail)	$(655)	$-	$(3,566)	$-
Gain on sale of property, plant and equipment (wholesale)	-	-	-	(3,913)
Gain on sale of property, plant and equipment (retail)	-	(1,518)	-	(1,518)
Severance and other charges (wholesale)	165	107	175	464
Severance and other charges (retail)	20	60	767	464
Adjustments to operating income	$(470)	$(1,351)	$(2,624)	$(4,503)
Adjustments to income before income taxes	$(470)	$(1,351)	$(2,624)	$(4,503)
Related income tax effects on non-recurring items(1)	119	339	664	1,130
Adjustments to net income	$(351)	$(1,012)	$(1,960)	$(3,373)

(1) Calculated using a rate of 25.3% in current year and 25.1% in prior year.

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

As of March 31, 2023, the Company had available liquidity of $277.2 million as summarized below (in thousands).

	March 31,	June 30,
	2023	2022

Cash and cash equivalents	$61,031	$109,919
Short-term investments	95,171	11,199
Availability under existing credit facility	120,952	120,952
Total Available Liquidity	$277,154	$242,070

As of March 31, 2023, we had working capital of $177.6 million compared to $131.1 million at June 30, 2022 and a current ratio of 2.0 at March 31, 2023, comparable to 1.6 at June 30, 2022 and 1.5 at March 31, 2022. Our foreign subsidiaries held $1.9 million in cash and cash equivalents at March 31, 2023 that we have determined to be indefinitely reinvested.

Summary of Cash Flows

At March 31, 2023, we held cash and cash equivalents of $61.0 million compared with $109.9 million at June 30, 2022. Cash and cash equivalents aggregated to 8.2% of our total assets at March 31, 2023, compared with 13.3% of our total assets a year prior and 15.3% at June 30, 2022. In addition to cash and cash equivalents of $61.0 million, we had short-term investments of $95.2 million at March 31, 2023 compared with $11.2 million at June 30, 2022. Our short-term investments at March 31, 2023 are within U.S. Treasury Bills with maturities of less than one year, and to which we expect will further enhance our returns on excess cash.

Our cash and cash equivalents decreased $48.9 million or 44.5% during the first nine months of fiscal 2023 due to $83.0 million in net purchases of investments, $37.2 million in cash dividends paid and capital expenditures of $10.7 million, partially offset by net cash provided by operating activities of $74.4 million and $8.1 million in proceeds received from the sale-leaseback transaction completed in August 2022.

The following table illustrates the main components of our cash flows for the nine months ended March 31, 2023 and 2022 (in millions):

	Nine months ended
	March 31.
	2023	2022
Operating activities
Net income	$80.4	$71.8
Non-cash operating lease cost	22.6	22.5
Restructuring and other impairment charges, net of gains	(2.7)	(4.8)
Restructuring payments	(1.0)	(1.1)
Depreciation and amortization and other non-cash items	11.3	14.5
Change in operating assets and liabilities	(36.2)	(62.9)
Total provided by operating activities	$74.4	$40.0

Investing activities
Capital expenditures	$(10.7)	$(9.0)
Proceeds from sales of property, plant and equipment	8.1	10.6
Purchases of investments, net of sales	(83.0)	(9.5)
Total used in investing activities	$(85.6)	$(7.9)

Financing activities
Dividend payments	$(37.2)	$(40.1)
Taxes paid related to net share settlement of equity awards	(0.8)	(0.8)
Proceeds from employee stock plans	0.1	1.1
Payments on financing leases and other	(0.4)	(1.0)
Total used in financing activities	$(38.3)	$(40.8)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by (Used in) Operating Activities

We generated $74.4 million in cash from operating activities during the first nine months of fiscal 2023, an increase from $40.0 million in the prior year period primarily due to an improvement in working capital and higher net income. The improvement in cash provided from working capital was primarily from a reduction in inventories and accounts receivable. Our inventory decreased $24.8 million since June 30, 2022 as we seek to reduce operating inventory levels to more historical norms as our as backlog declines while also ensuring appropriate levels are maintained to service our customer base. These benefits were partially offset by a decrease in customer deposits as net shipments outpaced written orders, allowing us to work down our backlog. Restructuring payments made during the first nine months of fiscal 2023 were $1.0 million compared to $1.1 million in the prior year and related primarily to severance and rent paid for an exited leased space.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $85.6 million during the first nine months of fiscal 2023, an increase from $7.9 million in the prior year period due to $83.0 million of net purchases of investments (net of proceeds from sales of investments) and an increase in capital expenditures, partially offset by $8.1 million in proceeds received from the sale-leaseback transaction completed in August 2022. During fiscal 2023, we purchased $175.0 million in short-term U.S. Treasury Bills, of which $80.0 million matured during the fiscal year. During the third quarter of fiscal 2023 we increased our investment in U.S. Treasury Bills by purchasing an additional $40.0 million, bringing the total investment in U.S. Treasury Bills to $95.2 million as of March 31, 2023. We also liquidated our previously held investments in municipal bonds, commercial paper and certificates of deposit during the first quarter of fiscal 2023, which had totaled $11.2 million as of June 30, 2022. Our short-term investments are reported within Investments in our consolidated balance sheets as of March 31, 2023 and June 30, 2022. Capital expenditures of $10.7 million during the first nine months of fiscal 2023 primarily related to efficiency and safety upgrades to our manufacturing plants, spending on design center relocations and improvements and investments in technology upgrades and infrastructure.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $38.3 million during the first nine months of fiscal 2023, a decrease from $40.8 million in the prior year period primarily from a lower special dividend paid, which was $0.50 in fiscal 2023 compared with $0.75 a year ago. This decrease was partially offset by a 15.7% increase in the total regular quarterly cash dividend paid. Regular quarterly dividends of $0.32 per share were declared by our Board on August 2, 2022, November 9, 2022, and January 24, 2023, which were subsequently paid on August 30, 2022, January 4, 2023 and February 21, 2023, respectively. In addition, a special dividend of $0.50 per share was declared by our Board on August 2, 2022 which was subsequently paid on August 30, 2022 bringing the total amount of dividends paid to $37.2 million for the nine months ended March 31, 2023.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents as presented on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheets. At March 31, 2023 and June 30, 2022, we held $0.3 million and $1.0 million, respectively, of restricted cash related to an Ethan Allen insurance captive.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents were impacted by less than $0.1 million during the first nine months of fiscal 2023. These changes had an immaterial impact on our cash balances held in Canada, Mexico, and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. As of March 31, 2023, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.0 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Letters of Credit. At both March 31, 2023 and June 30, 2022, there was $4.0 million of standby letters of credit outstanding under the Facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first nine months of fiscal 2023 totaled $10.7 million compared with $9.0 million in the prior year period. The increase is primarily related to $5.3 million of spending within our Upholstery and Case Goods manufacturing facilities to further improve their capacity, safety and efficiency. The remaining spend of $5.4 million was primarily for retail design center openings, relocations and floor projection changes, as well as additional investments in technology used throughout each design center and within our corporate support services. In the first nine months of fiscal 2023, 50% of our total capital expenditures were for manufacturing capital projects while 50% related to retail design center development, expansion, and renovation as well as additional technology improvements.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures. We expect our full year fiscal 2023 capital expenditures to be marginally above fiscal 2022 levels as we further invest in technology, increase manufacturing efficiency and open new or relocate design centers while also launching our next reinvention to further enhance our design center projections.

Dividends. Our Board has sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during the first nine months of fiscal 2023 by paying a special dividend of $0.50 per share and increasing our regular quarterly dividend by 10.3%. During the first nine months of fiscal 2023, we paid total cash dividends of $37.2 million, down from $40.1 million a year ago. During the third quarter of fiscal 2023, our Board declared a regular quarterly dividend of $0.32 per share on January 24, 2023, which was subsequently paid on February 21, 2023 to shareholders of record as of February 7, 2023. Total dividends paid in the prior year included a special cash dividend of $0.75 per share totaling $19.0 million, which was paid on August 31, 2021 compared to the fiscal 2023 special cash dividend of $0.50 per share totaling $12.7 million paid on August 30, 2022.

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

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first nine months of fiscal 2023 or 2022. At March 31, 2023, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations. Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, the rate of written orders and net sales, levels of customer deposits on hand, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As disclosed in our 2022 Annual Report on Form 10-K, as of June 30, 2022, we had total contractual obligations of $193.2 million, including $131.6 million related to our operating lease commitments and $40.8 million of open purchase orders. Except for $23.4 million in operating lease payments made to our landlords and $36.4 million of operating lease assets obtained in exchange for $36.4 million of operating lease liabilities during the first nine months of fiscal 2023, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2022 Annual Report on Form 10-K.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2022 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first nine months of fiscal 2023 from those disclosed in our 2022 Annual Report on Form 10-K.

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

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2023 from those disclosed in our 2022 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt. Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. For floating-rate obligations, interest rate changes do not affect the fair value of the underlying financial instrument but would impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed-rate obligations, interest rate changes affect the fair value of the underlying financial instrument but would not impact earnings or cash flows. While we had no fixed or variable rate borrowings outstanding at March 31, 2023, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the Secured Overnight Financing Rate (“SOFR”). Based on our current and expected levels of exposed liabilities, we estimate that a hypothetical 100-basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash and Cash Equivalents and Investments. The fair market value of our cash and cash equivalents at March 31, 2023 was $61.0 million while our short-term investments balance was $95.2 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. Treasury Bills with maturities of one year or less and at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the short-term nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged as of March 31, 2023. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and short-term investments will continue to be immaterially affected by fluctuations in interest rates.

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

A hypothetical 10% weaker United States dollar against all foreign currencies at March 31, 2023 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

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

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. As of March 31, 2023, there were 139 Company-operated retail design centers, of which 49 are owned and 90 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased design center locations and warehouse and distribution facilities. At March 31, 2023, the unamortized balance of such right-of-use assets totaled $117.9 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Liquidity Risk

In response to the global bank failures in 2023 we have reinforced our commitment to maintaining a strong balance sheet and minimizing potential liquidity risk. We have taken numerous steps to ensure we partner with strong banking financial institutions to help reduce the risk of exposure to any failing institution while also allowing us to ensure the ability to access the credit markets through our existing credit agreement. In addition, as of March 31, 2023, we have not identified any major customer or supplier that had been materially impacted by the recent bank failures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first nine months of fiscal 2023 to the matters discussed in Part I, Item 3 – Legal Proceedings in our 2022 Annual Report on Form 10-K.

Item 1A. Risk Factors

We operate in a changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, operating results or cash flows. We described in our 2022 Annual Report on Form 10-K the primary risks related to our business and periodically update those risks for material developments. For a detailed discussion of those risks that affect our business, refer to the risk factors identified in Part I, Item 1A – Risk Factors in our 2022 Annual Report on Form 10-K. There have been no material changes to our risk factors during the first nine months of fiscal 2023.

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

We did not repurchase any shares of our outstanding common stock during the third quarter of fiscal 2023 under the existing share repurchase program. At March 31, 2023, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Trading Arrangements and Policies

Written Stock Selling Plan

On March 7, 2023, M. Farooq Kathwari, the Company’s Chairman, President and Chief Executive Officer, entered into a written stock selling plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Rule 10b5-1 Plan”) for the sale of a maximum of 96,000 shares, or approximately 15% of the shares of Ethan Allen common stock owned by The Irfan Kathwari Foundation Inc. (the “Seller”), of which Mr. Kathwari is the sole director.

The Seller’s Rule 10b5-1 Plan is intended to permit the orderly disposition of a portion of holdings as part of its long-term financial plan for asset diversification. Beginning on June 15, 2023, a brokerage firm will sell an aggregate of 96,000 shares of Company common stock owned by the Seller at the rate of 8,000 shares during each full or partial calendar month through June 14, 2024; provided that the number of shares may be reduced under certain circumstances.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Once executed, transactions under the Rule 10b5-1 Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the Securities and Exchange Commission (the “SEC”) in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by other officers or directors of the Company.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: April 26, 2023	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: April 26, 2023	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)