Form 10-K
period 2023-06-30
ETHAN ALLEN INTERIORS INC
filed 2023-08-24
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $597,349,648. The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 17, 2023 was 25,372,098.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, forward-looking statements include information concerning current expectations, projections or trends relating to results of operations, financial results, financial condition, strategic objectives and plans, expenses, dividends, share repurchases, liquidity, use of cash and cash requirements, borrowing capacity, investments, future economic performance, and our business and industry. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “continue,” “may,” “will,” “short-term,” “target,” “outlook,” “forecast,” “future,” “strategy,” “opportunity,” “would,” “guidance,” “non-recurring,” “one-time,” “unusual,” “should,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I

ITEM 1.  BUSINESS

Overview

Ethan Allen Interiors Inc., through its wholly-owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a Delaware corporation and a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality, and personalized service. We are known for the quality and craftsmanship of our products as well as for the exceptional personal service from design to delivery, and for our commitment to social responsibility and sustainable operations. Our strong network of entrepreneurial leaders and interior designers provide complimentary interior design service to our clients and sell a full range of home furnishing products through a retail network of design centers located throughout the United States and abroad as well as online at ethanallen.com.

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of June 30, 2023, the Company operates 139 retail design centers with 135 located in the United States and four in Canada. Our independently-operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are manufactured in our North American manufacturing plants and we also partner with various suppliers located in Europe, Asia, and other countries to produce products that support our business.

Business Strategy

We strive to deliver value to our shareholders through the execution of our strategic initiatives focused on the concept of constant reinvention. Ethan Allen has a distinct vision of American style, rooted in the kind of substance that we believe differentiates us from our competitors. Our business model is to maintain continued focus on (i) providing relevant product offerings, (ii) capitalizing on the professional and personal service offered to our customers by our interior design professionals, (iii) leveraging the benefits of our vertical integration including a strong manufacturing presence in North America, (iv) regularly investing in new technologies across key aspects of our vertically integrated business, (v) maintaining a strong logistics network, (vi) communicating our messages with strong advertising and marketing campaigns, and (vii) utilizing our website, ethanallen.com, as a key marketing tool to drive traffic to our retail design centers.

We aim to position Ethan Allen as a premier interior design destination and a preferred brand offering products of superior style, quality, and value to customers with a comprehensive solution for their home furnishing and interior design needs. We operate our business with an entrepreneurial attitude, staying focused on long-term growth, and treating our employees, vendors, and customers with dignity and respect, which we believe are important amidst the constant changes taking place in the world.

Product

By harnessing the expertise of skilled artisans within our North American facilities, we design and build 75% of the items we offer. Every product bears the distinctive quality of the Ethan Allen brand. Meticulous hand-guided stitching, dress our upholstery frames, and our case goods furniture crafted from premium lumber and veneers, individually finished and customized. Our commitment to using top-tier construction techniques is evident, including using mortise and tenon joinery and four-corner glued dovetail joinery for drawers. These elements are the bedrock of Ethan Allen's identity, solidifying our role as a premier influencer of quality and style in home furnishings.

Our vertically integrated approach empowers us to seamlessly introduce new products, oversee design specifications, and uphold consistent levels of excellence across all product lines. Alongside our seven manufacturing facilities in the United States, we possess two upholstery manufacturing plants in Mexico and a case goods manufacturing facility in Honduras. We selectively outsource the remaining 25% of our products, primarily from Asia. Our sourcing partners are chosen with the utmost care, and we insist on unwavering adherence to our quality standards, specifications, and social responsibility. If any of these suppliers experience financial or other difficulties, we believe we have alternative sources of supply to prevent temporary disruptions in our imported product flow. The prices paid for these imported products began to decrease in fiscal 2023 as our supply chain constraints relaxed and demand across the industry decreased, which helped lower costs. We believe our strategic investments in manufacturing facilities and the judicious outsourcing from foreign and domestic suppliers position us to accommodate future growth while retaining control over costs, quality, and customer service.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Projection

Our design centers have evolved into an interior design destination, with technology-driven projections and dedicated workstations that foster collaboration between designers and clients. Each workstation highlights the breadth of selection within a home furnishings category, including available custom fabrics, leathers, finishes, and options, where relevant. Clients can also use touchscreens located throughout the store to perform product research at their own pace. Upon entering our design centers clients can immediately view our design studio. The design center showcases our talented interior designers, with freestanding workstations equipped with large touch-screen flat panel displays where clients can view both before-and-after photos and 3D floor plans of single rooms or even entire homes. The large, high-resolution screens bring digital design plans to life, so clients can preview an incredibly realistic version of their designed space before placing an order. Customers are also able to view hundreds of fabrics, leathers, finishes, and other customized options on site; from room plan to furniture details, the experience is personalized.

During fiscal 2023, we relocated two design centers, Skokie, Illinois and San Jose, California, both of which project the variety of our styles, under the umbrella of Classics with a Modern Perspective, in a bright, open, modern layout that follows our best and most current interior design concepts. We plan to further expand our retail design center footprint in fiscal 2024 through the addition of new design centers located in The Villages, Florida, Manhattan, New York and Avon, Ohio.

Technology

Our unique combination of personal service and technology enhances the customers’ Ethan Allen experience including the use of virtual design appointment capabilities at ethanallen.com. We continue to leverage EA inHome®, an augmented reality mobile app, which empowers clients to preview Ethan Allen products in their homes, at scale, in a variety of fabrics and finishes. With the 3D Room Planner, our designers generate both 2D floor plans and immersive 4K, realistic 3D walk-throughs of the interior designs they create. In addition, our virtual design center showcases the timeless aesthetic of Ethan Allen’s vast product portfolio while fostering collaboration between our interior designers and our customers. Clients can access our home furnishings while either co-browsing live with an Ethan Allen interior designer or browsing on their own, at their own pace. Clients can view items in 3D, read product details, share, and save item lists, and utilize augmented reality views in their homes, either via a QR code on their desktop or directly when browsing on a mobile device. With so much of our product customizable, we encourage our customers to get personal help from our interior design professionals either in person or by chatting online. All of these technologies have been pivotal to our ability to service clients and provide even more ways for us to collaborate and create a timely and exceptional experience.

Marketing

Ethan Allen’s marketing emphasizes our core brand values of quality and craftsmanship, combining personal service with technology, and a commitment to social responsibility. We amplify those values through our dynamic brand story built around a core projection and philosophy: Classics with a Modern Perspective. By adopting a fresh, ever-evolving creative approach, using digital marketing to drive traffic to our retail locations, we continue to broaden our reach and enhance desirability and visibility. Our combination of creative and analytics-driven strategies enables us to secure both new and repeat client traffic, to our design centers worldwide and to our website at ethanallen.com. Using our customer relationship management system, we work toward creating personalized customer journeys and targeted communications. Our creative messaging is relevant and aspirational and conveyed through a variety of media, including digital marketing that includes social media and email marketing campaigns, plus direct mail and TV. Additionally, grassroots marketing is a critical initiative that is driven by our local design center teams. Taken together, these strategies help ensure that we are continuing to add to our client base while maintaining our existing relationships.

E-Commerce

We consider our website an extension of our retail design centers and not a separate segment of our business. Most clients will use the internet for inspiration and as a start to their shopping process to view products and prices. With so much of our product customizable, we encourage our website customers to get personal help from our interior design professionals either in person or by chatting online. We believe this complimentary direct contact with one of our interior design professionals, whether remotely or in-person, creates a competitive advantage through our excellent personal service. In addition, recent improvements to our ethanallen.com website include improved on-site search capabilities, expanded live chat services, online appointment booking capability, and product listing and display page enhancements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Raw Materials and Supply Chain

The principal raw materials we use in manufacturing are lumber, logs, veneers, plywood, hardware, glue, finishing materials, glass, steel, fabrics, leather, frames, foam and filling material. The various types of wood used in our products include soft maple, wormy maple, red oak, prima vera, birch, rubber wood and cherry. These raw materials used for manufacturing are for cover (primarily fabrics and leather), polyester batting and polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms and various other metal components for fabrication of product.

Our raw materials are purchased both domestically and outside the United States. We have no significant long-term supply contracts and believe we have sufficient alternate sources of supply to prevent significant long-term disruption to our operations. Appropriate amounts of lumber and fabric inventory are typically stocked to maintain adequate production levels. We believe that our sources of supply for these materials are sufficient and that we are not dependent on any one supplier. We have been able to minimize our exposure to any one particular country or manufacturing location through our vertical integration. This manufacturing structure leaves us with limited exposure to any one particular country on the 25% of product we import. We enter into standard purchase agreements with foreign and domestic suppliers to source selected products. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on our behalf. We believe we maintain good relationships with our suppliers.

During fiscal 2023, we began to see more price stabilization within our raw materials as we sourced from multiple different suppliers, modified our production to include alternatives, saw inflationary cost pressures decrease and benefited from more raw material availability within the industry. Lumber prices and availability can also fluctuate over time based on various factors, including supply and demand and new home construction.

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

Seasonality

We believe that the demand for home furnishings generally reflects sensitivity to overall economic conditions, including consumer confidence, discretionary spending, housing starts, sales of new and existing homes, housing values, the level of mortgage refinancing, debt levels, retail trends and unemployment rates. In a typical year, we schedule production to maintain consistent manufacturing activity throughout the year whenever possible. We typically shut down our domestic plants for one week at the beginning of each fiscal year to perform routine maintenance. For both our segments, historically, including in fiscal 2023, no one particular fiscal quarter contributed more than 28% of annual sales volume, thus limiting our exposure to seasonality. During the last three fiscal years, our sales volume and production schedules did not follow the aforementioned typical trends due to the impact of COVID-19. As a result of the heightened demand during the COVID-19 pandemic, a significant backlog was built in the prior years. In response, we took several actions to increase our production capacity throughout the last two fiscal years and as a result, our segments both experienced their largest sales volume in the fourth quarter of fiscal 2022. During fiscal 2023, our wholesale and retail business sales volumes began trending to more historical levels; therefore, we anticipate the typical seasonal trends will return to normal in fiscal 2024.

Backlog

We define backlog as any written order received that has not yet been delivered. Our wholesale backlog consists of written orders received from our retail network of independently operated design centers, Company-operated design centers, and contract business customers that have not yet been delivered. Our retail backlog is undelivered written orders associated with end retail customers. Our backlog fluctuates based on the timing of net orders booked, manufacturing production, the timing of imported product receipts, the timing and volume of shipments, and the timing of various promotional events. Historically, the size of our backlog at a given time varies and may not be indicative of our future sales, and therefore, we do not rely entirely on backlogs to predict future sales. We ended the fiscal 2023 year with wholesale backlog of $74.0 million, down 27.7% from a year ago as we were able to reduce the number of weeks of backlog. Manufacturing productivity and related shipments outpaced incoming written orders which helped reduce backlog and improve our delivery times during fiscal 2023. However, our wholesale backlog remains approximately 60% higher than pre-pandemic levels and our teams are effectively managing the business to work through this order backlog and to service our customers.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Distribution and Logistics

We distribute our products through three national distribution centers, owned by the Company, strategically located in North Carolina and Virginia. These distribution centers provide efficient cross-dock operations to receive and ship product from our manufacturing facilities and third-party suppliers to our retail network of Company and independently operated retail home delivery centers. Retail home delivery centers prepare products for delivery into customers’ homes. At June 30, 2023, our Company-operated retail design centers were supported by 17 Company-operated retail home delivery centers and 9 home delivery centers operated by third parties. We utilize independent carriers to ship our products. Our practice has been to sell our products at the same delivered cost to all Company and independently operated design centers throughout the United States, regardless of their shipping point. This policy creates pricing credibility with our wholesale customers while providing our retail segment the opportunity to achieve more consistent margins by removing fluctuations attributable to the cost of shipping.

Human Capital Management

We operate our business with an entrepreneurial attitude, staying focused on long-term growth, and treating our employees, vendors, and customers with dignity and respect. At June 30, 2023, our employee count totaled 3,748, with 2,674 employees in our wholesale segment and 1,074 in our retail segment. The majority of our employees are employed on a full-time basis and none of our employees are represented by unions or collective bargaining agreements. In managing our business, we focus on a number of key human capital objectives, which are rooted in our core values and include the following.

Culture and Values

Our employees are vital to our success and are one of the main reasons we continue to execute at a high level. Since our founding, we have aimed to build a collaborative culture that emphasizes treating people with dignity and respect while offering employees a variety of opportunities and experiences. We believe our employees have an entrepreneurial spirit, a passion for style, a drive for excellence, and endless creativity that has fostered a culture that embraces integrity, diversity, innovation and inclusion of people from all backgrounds.

Diversity, Equity and Inclusion

Diversity, Equity and inclusion (“DEI”) are a part of our core values, as we recognize that our employees’ unique backgrounds, experiences and perspectives enable us to create and deliver the best-quality product and provide outstanding service to meet the needs of our customer base and the communities we serve. We believe in creating and fostering a workplace in which all our employees feel valued, included and empowered to do their best work and contribute their ideas and perspectives. We are committed to recruiting and retaining diverse talent so that our workforce better reflects the communities in which we live and work. Our DEI initiatives include developing impactful practices to advance our Company’s DEI policies, supporting diversity awareness across our organization, maintaining an inclusive environment free from discrimination or harassment of any kind, and continuing to offer our employees equal employment opportunities based solely on merit and qualifications. Ethan Allen provides multiple avenues through which to report inappropriate behavior, including a confidential whistleblower hotline. Aligning with our purpose and values, we work every day to capitalize on the talents of women, promoting them to leadership positions in both our retail network and in our corporate management. We are proud to support the advancement of women in the workplace with 70% of our retail division leaders and 65% of our Company-wide leaders women.

Health and Safety

Ethan Allen is committed to protecting the health and safety of our employees. We have safety programs in place for our employees to receive the proper training and education to ensure they are able to work in a safe environment each day. In addition, we have partnered with local communities in some of our North American manufacturing workshops to provide transportation to and from work and offer daily low-cost meals. In coordination with national healthcare systems for our manufacturing facilities outside of the United States, we provide on-site medical clinics staffed by a doctor and a team of experienced nurses, who also provide a pharmacy to prescribe over-the-counter medications. In addition to offering onsite medical care, we partner with local physicians to provide medical care for every associate’s family members. This commitment and focus enables us to continuously run our business operations without sacrificing the safety of our employees and customers.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A Culture of Social Responsibility

Throughout our history, philanthropy has been a core value to Ethan Allen. We strive to develop exceptional programs based on partnerships where employees feel a sense of connection and pride in their communities and our mission is to enhance the quality of life in the communities in which we work and live. During fiscal 2023, and for the fourth year in a row, Ethan Allen’s upholstery workshop in Mexico was awarded the prestigious designation “Empresa Socialmente Responsable” (meaning “Socially Responsible Company,” which is based on standards of conduct on social and environmental issues) by the Mexican Center for Corporate Philanthropy and the Alliance for Corporate Social Responsibility. These organizations recognize corporate policies that promote a positive social impact in Mexico and Latin America.

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

Competition

The home furnishings industry is a highly fragmented and competitive business. There has been growth from internet only retailers and those with a brick-and-mortar presence. We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We compete with numerous individual retail home furnishing stores as well as national and regional chains. We further believe that we are well-positioned to compete on the basis of each of these factors and that, more specifically under our vertical integration structure, our complimentary interior design service, direct manufacturing, a logistics network including white glove delivery service and relevant product offerings create a competitive advantage, further supporting our mission of providing customers with a one-stop shopping design and furnishing solution. We also believe that we differentiate ourselves further with the quality of our interior design service through our extensive training programs, the caliber of our interior design professionals, and our investments in technology.

Environmental Sustainability and Social Responsibility

Ethan Allen’s stance on environmental issues and personal health and safety are cornerstones of our mission statement and we believe how we impact the world at large is our responsibility as an industry leader. We continue to be focused on environmental and social responsibility while incorporating uniform social, environmental, health and safety programs into our global manufacturing standards.

Our environmental (green) initiatives include but are not limited to the use of responsibly harvested Appalachian woods, and water-based finishes and measuring our carbon footprint, greenhouse gases and recycled materials from our operations. We have eliminated the use of heavy metals and hydrochlorofluorocarbons in all packaging. Our mattresses and custom upholstery use foam made without harmful chemicals and substances. Our United States manufacturing, distribution and home delivery centers strive to create and maintain a culture of conservation and environmental stewardship by integrating socio-economic policies and sustainable business practices into their operations.

Regulatory activities concerning per- and polyfluoroalkyl substances (“PFAS”) are accelerating in the United States, Europe and elsewhere. These activities include gathering of exposure and use information, risk assessment activities, consideration of regulatory approaches, and increasingly strict restrictions on various uses of PFAS in products and on PFAS in manufacturing emissions. Ethan Allen’s approach is to convert, where and when reasonably feasible, to becoming PFAS-free throughout all businesses categories including area rugs, broadloom, draperies and fabrics. During fiscal 2023, we undertook initiatives designed to transition through our fabric inventory and, as new fabrics become available, they will be PFAS-free.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Intellectual Property

We currently hold, or have registration applications pending for, trademarks, service marks and copyrights for the Ethan Allen name, logos and designs in a broad range of classes for both products and services in the United States and in many foreign countries. In addition, we have registered, or have applications pending for certain of our slogans utilized in connection with promoting brand awareness, retail sales and other services and certain collection names. In addition, we have registered and maintain the internet domain name of ethanallen.com. We view such trademarks, logos, service marks and domain names as valuable assets and have an ongoing program to diligently monitor and defend, through appropriate action, against their unauthorized use. The Company routinely reviews the necessity for renewal as registrations expire.

Corporate Contact Information

Founded in 1932, Ethan Allen Interiors Inc. is a Delaware corporation with its principal executive office located in Danbury, Connecticut.

●	Mailing address of the Company’s headquarters: 25 Lake Avenue Ext., Danbury, Connecticut 06811-5286
●	Telephone number: +1 (203) 743-8000
●	Website address: ethanallen.com
●	Incorporated in Delaware in 1989

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

Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Should current economic conditions weaken, the current rate of housing starts further decline, or elevated inflation persist, consumer confidence and demand for home furnishings could deteriorate which could adversely affect our business through its impact on the performance of our Company-operated design centers, as well as on our independent licensees and the ability of a number of them to meet their obligations to us. Our principal products are consumer goods that may be considered postponable purchases. Economic downturns and prolonged negative conditions in the economy could affect consumer spending habits by decreasing the overall demand for discretionary items, including home furnishings. Factors influencing consumer spending include general economic and financial market conditions, consumer disposable income, fuel prices, recession and fears of recession, United States government default or shutdown or the risk of such default or shutdown, unemployment, war and fears of war, availability of consumer credit, consumer debt levels, conditions in the housing market, increased interest rates, sales tax rates and rate increases, inflation, civil disturbances and terrorist activities, consumer confidence in future economic and political conditions, natural disasters and inclement weather and consumer perceptions of personal well‑being and security, including health epidemics or pandemics.

Other financial or operational difficulties due to competition may result in a decrease in our sales, earnings and liquidity.

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

A majority of our business relies on physical design centers that merchandise and sell our products and a significant shift in consumer preference towards exclusively purchasing products online could have a materially adverse impact on our sales and operating margin. We are attempting to meet consumers where they prefer to shop by expanding our online capabilities and improving the user experience at ethanallen.com as well as at our Virtual Design Center to drive more sales.

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

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and may require us to make substantial investments. Our advertising campaigns utilize direct mail, digital, newspapers, magazines, television, and radio to maintain and enhance our existing brand equity. We cannot provide assurance that our marketing, advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be materially adversely affected.

Failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner could materially adversely impact our business, operating results and financial condition.

Sales of our products are dependent upon consumer acceptance of our product designs, styles, quality and price. We continuously monitor changes in home design trends through attendance at trade shows, industry events, fashion shows, internal and external marketing research, and regular communication with our retailers and design professionals who provide valuable input on consumer tendencies. However, as with many retailers, our business is susceptible to changes in consumer tastes and trends. Such tastes and trends can change rapidly and any delay or failure to anticipate or respond to changing consumer tastes and trends in a timely manner could materially adversely impact our business and operating results.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We have potential exposure to market risk related to conditions in the commercial real estate market. As of June 30, 2023, there were 139 Company-operated retail design centers averaging approximately 14,100 square feet in size per location. Of the 139 Company-operated retail design centers, 49 of the properties are owned and 90 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased design center locations and retail service centers. At June 30, 2023, the unamortized balance of such right-of-use assets totaled $115.9 million. Should we have to close or abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

Supply Chain Risks

Disruptions of our supply chain and supply chain management could have a material adverse effect on our operating and financial results.

Disruption of the Company’s supply chain capabilities due to trade restrictions, political instability, severe weather, natural disasters, public health crises, terrorism, product recalls, global unrest, war, labor supply or stoppages, the financial and/or operational instability of key suppliers and carriers, or other reasons could impair the Company’s ability to distribute its products. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.

During the COVID-19 pandemic, supply chain challenges were faced by the entire home furnishings industry, including the Company, as a result of labor shortages, supply chain disruptions, and ocean freight capacity issues which resulted in unprecedented increases in material and freight costs, as well as significant unavailability or delay of raw materials or finished goods. While the pandemic-era disruptions have diminished, further transportation delays, increases on shipping containers, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas, could impact either our or our suppliers’ operations and have a material adverse effect on our consolidated results of operations.

Fluctuations in the price, availability and quality of raw materials and imported finished goods could result in increased costs and cause production delays which could result in a decline in sales, either of which could materially adversely impact our earnings.

In manufacturing furniture, we use various types of logs, lumber, fabrics, plywood, frames, leathers, finishing materials, foam, steel and other raw materials. Fluctuations in the price, availability and quality of raw materials could result in increased costs or a delay in manufacturing our products, which in turn could result in a delay in delivering products to our customers. Although we have instituted measures to ensure our supply chain remains open to us, continued high raw material prices and costs of sourced products could have an adverse effect on our future margins. While we strive to maintain a number of sources for our raw materials, decreased availability on raw materials and increased demand on our supply chain, may create additional pricing and availability pressures. Imported finished goods represent approximately 25% of our consolidated sales. The prices paid for these imported products include inbound freight. Elevated ocean freight container rates may be impacted by container supply and elevated demand. To the extent that we experience incremental costs in any of these areas, we may increase our selling prices to offset the impact. However, increases in selling prices may not fully mitigate the impact of the cost increases which would adversely impact operating income. Furthermore, supply chain disruptions could materially adversely impact our manufacturing production and fulfillment of backlog.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Industry globalization has led to increased competitive pressures brought about by the increasing volume of imported finished goods and components, particularly for case good products, and the development of manufacturing capabilities in other countries, specifically within Asia. In addition, because many foreign manufacturers are able to maintain lower production costs, including the cost of labor and overhead, imported product may be capable of being sold at a lower price to consumers, which, in turn, could lead to some measure of further industry‐wide price deflation.

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

We have a limited number of manufacturing sites in our case goods and upholstery operations. Our upholstery operations consist of three upholstery plants in North Carolina and two plants in Mexico. The Company operates two manufacturing plants in Vermont and Honduras and one sawmill, one rough mill and one kiln dry lumberyard in support of our case goods operations. If any of our manufacturing sites experience significant business interruption, our ability to manufacture or deliver our products in a timely manner would likely be impacted. Fewer locations have resulted in longer distances for delivery and could result in higher costs to transport products if fuel costs increase significantly.

Environmental, Health and Safety Risks

Our current and former manufacturing and retail operations and products are subject to increasingly stringent environmental, health and safety requirements.

We use and generate hazardous substances in our manufacturing operations. In addition, the manufacturing properties on which we currently operate and those on which we have ceased operations are and have been used for industrial purposes. Our manufacturing operations and, to a lesser extent, our retail operations involve risk of personal injury or death. We are subject to increasingly stringent environmental, health and safety laws and regulations relating to our products, current and former properties and our current operations. These laws and regulations provide for substantial fines and criminal sanctions for violations and sometimes require the installation of costly pollution control or safety equipment, or costly changes in operations to limit pollution or decrease the likelihood of injuries. In addition, we may become subject to potentially material liabilities for the investigation and cleanup of contaminated properties and to claims alleging personal injury or property damage resulting from exposure to or releases of hazardous substances or personal injury because of an unsafe workplace. In addition, noncompliance with, or stricter enforcement of, existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could be material.

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

We believe it is likely that the increased focus by the United States and other governmental authorities on climate change and other environmental matters will lead to enhanced regulation in these areas, which could also result in increased compliance costs and subject us to additional potential liabilities. The extent of these costs and risks is difficult to predict and will depend in large part on the extent of new regulations and the ways in which those regulations are enforced. We operate manufacturing facilities in multiple regions across the globe, and the impact of additional regulations in this area is likely to vary by region. It is possible the costs we incur to comply with any such new regulations and implementation of our own sustainability goals could be material.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our goals and future disclosures related to Environmental, Social and Governance (“ESG”) matters may expose us to numerous risks, including risks to our reputation and stock price.

There has been an increased focus on ESG practices within the general markets. We plan to establish goals and objectives related to such ESG matters. These goals will reflect our plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation, stock price, and results of operation. We could also incur additional costs and require additional resources to implement various ESG practices to make progress against our goals and to monitor and track performance with respect to such goals.

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

Our ability to achieve any ESG-related goal or objective is subject to numerous risks, many of which are outside of our control, including the availability and cost of low-or non-carbon-based energy sources and technologies, evolving regulatory requirements affecting ESG standards or disclosures, the availability of vendors and suppliers that can meet our sustainability, diversity and other standards, and the availability of raw materials that meet and further our sustainability goals. If our ESG practices do not meet evolving standards or our goals, then our reputation, our ability to attract or retain employees and our competitiveness, could be negatively impacted. Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current customers and investors may elect to do business with our competitors instead, and our ability to attract or retain employees could be negatively impacted. Our failure, or perceived failure, to pursue or fulfill our goals, targets, and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also expose us to government enforcement actions and private litigation.

Technology and Data Security Risks

We rely extensively on information technology systems to process transactions, summarize results, and manage our business and that of certain independent retailers. Disruptions in both our primary and back-up systems could adversely affect our business and operating results.

Our primary and back-up information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, security breaches, severe weather, natural disasters, and errors by employees or third-party contractors. Though losses arising from some of these issues may be covered by insurance, interruptions of our critical business information technology systems or failure of our back-up systems could result in longer production times or negatively impact customers resulting in damage to our reputation and a reduction in sales. If our critical information technology systems or back-up systems were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them.

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

Cyber-attacks designed to gain access to and extract sensitive information or otherwise affect or compromise the confidentially, integrity, and availability of information, including phishing attempts, denial of service attacks, and malware or ransomware incidents, have occurred over the last several years at a number of major global companies and have resulted in, among other things, the unauthorized release of confidential information, system failures including material business disruptions, and negative brand and reputational impacts. Despite widespread recognition of the cyber-attack threat and improved data protection methods, cyber-attacks on organizations continue to be sophisticated, persistent, and ever-changing, making it difficult to prevent and detect these attacks. Additionally, we rely on third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and we supply such third-party providers with the personal information required for those services.

Cyber-attacks are becoming more sophisticated, and in some cases have caused significant harm. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. We operate many aspects of our business through server and web‐based technologies, and store various types of data on such servers or with third parties who in turn store it on servers and in the cloud. Any disruption to the internet or to the Company's or its service providers' global technology infrastructure, including malware, insecure coding, “Acts of God,” attempts to penetrate networks, data theft or loss and human error, could have adverse effects on the Company's operations. A cyber-attack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers. We have a comprehensive cybersecurity program designed to protect and preserve the integrity of our information technology systems. We expect to continue to experience attempted cyber-attacks of our IT systems or networks; however, none of the attempted cyber-attacks had a material impact on our operations or financial condition.

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

Where necessary and applicable, we have enabled certain employees to arrange for a hybrid work approach. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions due to the fact that certain employees work remotely and we cannot guarantee that our mitigation efforts will be effective.

Loss, corruption and misappropriation of data and information relating to customers could materially adversely affect our operations.

We have access to sensitive customer information in the ordinary course of business. If a significant data breach occurred, the loss, disclosure or misappropriation of our business information may adversely affect our reputation, customer confidence may be diminished, or we may be subject to legal claims, or legal proceedings, including regulatory investigations and actions, which may lead to regulatory enforcement actions against us, and may materially adversely affect our business, operating results and financial condition.

Legal and Regulatory Risks

Global and local economic uncertainty may materially adversely affect our manufacturing operations or sources of merchandise and international operations.

Economic uncertainty, as well as other variations in global economic conditions such as fuel costs, wage and benefit inflation, and currency fluctuations, may cause inconsistent and unpredictable consumer spending habits, while increasing our own input costs. These risks resulting from global and local economic uncertainty could also severely disrupt our manufacturing operations, which could have a material adverse effect on our financial performance. We import approximately 25% of our merchandise from outside of the United States as well as operate manufacturing plants in Mexico and Honduras and retail design centers in Canada. As a result, our ability to obtain adequate supplies or to control our costs may be adversely affected by events affecting international commerce and businesses located outside the United States, including natural disasters, public health crises, changes in international trade including tariffs, central bank actions, changes in the relationship of the U.S. dollar versus other currencies, labor availability and cost, and other domestic governmental policies and the countries from which we import our merchandise or in which we operate facilities.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Changes in the United States trade and tax policy could materially adversely affect our business and results of operations.

Changes in the political environment in the United States may require us to modify our current business practices. We are subject to risks relating to increased tariffs on imports, and other changes affecting imports because we manufacture components and finished goods in Mexico and Honduras and purchase components and finished goods manufactured in foreign countries. We may not be able to substantially mitigate the impact of tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could negatively impact customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations.

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

The success of our business depends upon our ability to retain continued service of certain key personnel, including our Chairman of the Board, President and Chief Executive Officer, M. Farooq Kathwari, and to attract and retain additional qualified key personnel in the future. We face risks related to loss of any key personnel and we also face risks related to any changes that may occur in key senior leadership executive positions. Any disruption in the services of our key personnel could make it more difficult to successfully operate our business and achieve our business goals and could adversely affect our results of operation and financial condition. These changes could also increase the volatility of our stock price.

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

In our current operating environment, due in part to macroeconomic factors, we continue to experience various labor challenges, including, for example significant competition for skilled manufacturing and production employees; pressure to increase wages as a result of inflationary pressures, and at times, a shortage of qualified full-time labor. Outside suppliers that we rely on have also experienced similar labor challenges. The future success of our operations depends on our ability, and the ability of third parties on which we rely, to identify, recruit, develop and retain qualified and talented individuals in order to supply and deliver our products. A prolonged shortage or inability to retain qualified labor could decrease our ability to effectively produce and meet customer demand and efficiently operate our facilities, which could negatively impact our business and have a material adverse effect on our results of operations. Higher wages to attract new and retain existing employees, as well as higher costs to purchase services from third parties, could negatively impact our results of operations.

Financial Risks

Our total assets include substantial amounts of long-lived assets. Changes to estimates or projections used to assess the fair value of these assets, financial results that are lower than current estimates at certain design center locations or determinations to close underperforming locations may cause us to incur future impairment charges, negatively affecting our financial results.

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

Our ability to continue to access consumer credit for our customers could be negatively affected by conditions outside our control. If capital market conditions have a material negative change, there is a risk that our business partner that issues our private label credit card program may not be able to fulfill its obligations under that agreement. In addition, the tightening of credit markets as well as increased borrowing rates may restrict the ability and willingness of customers to make purchases.

We are subject to risks associated with self-insurance related to health benefits.

We are self-insured for our health benefits and maintain per employee stop loss coverage; however, we retain the insurable risk at an aggregate level. Therefore, unforeseen or significant losses in excess of our insured limits could have a material adverse effect on the Company’s financial condition and operating results.

Recent events affecting the financial services industry could have an adverse impact on the Company's business operations, financial condition, and results of operations.

Closures of certain banks in 2023 created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty. Although the Company does not have any deposits with any of the banks that have failed, closed or been placed into receivership to date, some of our customers may have deposits with them, which may expose us to potential risks that could impact our financial position and operations. This could include an adverse impact on the ability of our customers to pay amounts they owe to the Company. In addition, if any of our vendors have relationships with any of the banks that have been closed, it could negatively impact their ability to deliver goods and services to the Company.

More generally, these events have resulted in market disruption and volatility and could lead to greater instability in the credit and financial markets and a deterioration in confidence in economic conditions. Our operations may be adversely affected by any such economic downturn, liquidity shortages, volatile business environments, or unpredictable market conditions. These events could also make any necessary debt or equity financing more difficult and costly.

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

As protection against operational hazards and risks, we maintain business insurance against many, but not all, potential losses or liabilities arising from such risks. We may incur costs in repairing any damage beyond our applicable insurance coverage. Uninsured losses and liabilities from operating risks could reduce the funds available to us for capital and investment spending and could have a material adverse impact on the results of operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Ethan Allen’s corporate headquarters is located at 25 Lake Avenue Ext. in Danbury, Connecticut. We believe that all our properties are well maintained, in good condition, are being used productively and are adequate to meet our requirements for the foreseeable future.

As of June 30, 2023, we own and operate 10 manufacturing facilities located in the United States, Mexico and Honduras and three national distribution and fulfillment centers in the United States. There are 139 Company-operated retail design centers located in the United States and Canada, averaging approximately 14,100 square feet in size per location, of which 49 of the properties are owned and 90 are leased. We also own 3 and lease 14 retail home delivery centers. Our retail home delivery centers are located throughout the United States and Canada and serve to support our various retail design centers.

The following table sets forth the size of our properties, including both owned and leased locations:

Properties Owned or Leased	Square Footage (in thousands)
Corporate Headquarters	144
Case Goods manufacturing facilities	1,305
Upholstery manufacturing facilities	1,308
Distribution centers	1,175
Retail	2,774
Total Property	6,706

Design center activity and geographic distribution of our retail network for fiscal years ended June 30, 2023 and 2022, respectively, are as follows:

	Fiscal 2023			Fiscal 2022
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	155	141	296	161	141	302
New locations	2	2	4	7	2	9
Closures	(4)	(4)	(8)	(13)	(2)	(15)
Transfers	-	-	-	-	-	-
Balance at June 30	153	139	292	155	141	296
Relocations (in new and closures)	1	2	3	-	1	1

Retail Design Center geographic locations:
United States	33	135	168	33	137	170
Canada	-	4	4	-	4	4
China	105	-	105	105	-	105
Other Asia	10	-	10	11	-	11
Europe	1	-	1	1	-	1
Middle East	4	-	4	5	-	5
Total	153	139	292	155	141	296

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT EXECUTIVE OFFICERS

Listed below are the names, ages and current positions of our executive officers and, if they had not held those positions for the past five years, their former positions during that period with Ethan Allen or other companies. This information is presented as of August 24, 2023, the date of this Annual Report on Form 10-K.

M. Farooq Kathwari*, age 79

●	Chairman of the Board, President and Chief Executive Officer since 1988

Amy Franks, age 49

●	Executive Vice President, Retail Network and Business Development since December 2021
●	Senior Vice President, Retail since March 2021
●	Previously held senior retail leadership position at Bassett Furniture Industries, Inc. from 2019 to 2021
●	Prior to joining Bassett in 2019, she was Vice President, Retail at Ethan Allen since 2013
●	Joined Ethan Allen in 1996

Matthew J. McNulty, age 44

●	Senior Vice President, Chief Financial Officer and Treasurer since December 2021
●	Vice President, Finance and Treasurer from February 2020 to December 2021
●	Joined the Company in February 2019 as Vice President, Corporate Controller
●	Prior to joining Ethan Allen, he was Senior Vice President, Controller and Principal Accounting Officer of FactSet Research Systems Inc. from 2005 to 2019

* Mr. Kathwari is the sole executive officer of the Company who operates under a written employment agreement.

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

Holders of Record. As of August 17, 2023, there were 273 shareholders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends. In August 2022 we paid a special cash dividend of $0.50 per share. In April 2023, our Board of Directors increased the regular quarterly cash dividend by 12.5% to $0.36 per share. In addition to the special cash dividend of $0.50 per share, we paid four regular quarterly cash dividends during fiscal 2023. Total cash dividends paid to shareholders in fiscal 2023 were $1.82 per share and totaled $46.4 million. Although we expect to continue to declare and pay comparable quarterly cash dividends for the foreseeable future, the payment of future cash dividends is within the discretion of our Board of Directors and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants that includes limitations on our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans. Refer to Part III of this Annual Report on Form 10-K.

Stock Performance Graph. The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in our common stock, the S&P 500® Index and the Dow Jones U.S. Furnishings Index on June 30, 2018. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on June 30, 2023. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

Company/Index/Market	2018	2019	2020	2021	2022	2023
Ethan Allen Interiors Inc.	$100.00	$85.96	$48.29	$112.65	$82.49	$115.43
S&P 500 Index	$100.00	$108.22	$114.05	$158.09	$139.25	$163.72
Dow Jones U.S. Furnishings Index	$100.00	$89.61	$81.39	$132.79	$94.91	$92.25

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

There were no sales of unregistered equity securities during fiscal 2023.

(c)	Purchases of Equity Securities by the Issuer

We did not repurchase any shares of our outstanding common stock during the fourth quarter of fiscal 2023 under our existing Share Repurchase Program. At June 30, 2023, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to the Share Repurchase Program. In the future we may from time to time make repurchases in the open market and through privately negotiated transactions, subject to market conditions, including pursuant to our previously announced Share Repurchase Program. There is no expiration date on the repurchase authorization.

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of June 30, 2023, the Company operates 139 retail design centers, 135 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the United States, two upholstery manufacturing plants in Mexico and one case goods manufacturing plant in Honduras. Approximately 75% of our products are manufactured or assembled in the North American plants. We also contract with various suppliers located in Europe, Asia and other various countries to produce products that support our business.

During fiscal 2023, we reaffirmed our commitment to maintain and grow our North American workshops, strengthened our product offerings under the umbrella of Classics with a Modern Perspective, maintained our unique and efficient logistics system, invested in technology to both engage and enhance client experience, and enhanced our interior designers with development and training. We strategically relocated two design centers with a more bright, open, modern layout showcasing our best and most current interior design concepts. Our focus on constant reinvention and maintaining an entrepreneurial attitude combined with our great quality, service, and vertically integrated business, with 75% of our products made in our North American manufacturing workshops, has us well positioned as a premier interior design destination.

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

We aim to position Ethan Allen as a premier interior design destination and a preferred brand offering products of superior style, quality, and value to customers with a comprehensive, one-stop shopping solution for their home furnishing and interior design needs. We seek to constantly reinvent our projection and product offerings through a broad selection of products, designed to complement one another, reflecting current fashion trends in home furnishing. Our vertical integration is a competitive advantage for us. Our North American manufacturing and logistics operations are an integral part of an overall strategy to maximize production efficiencies and maintain this competitive advantage.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Talent. As of June 30, 2023, our employee count totaled 3,748, with 2,674 employees in our wholesale segment and 1,074 in our retail segment. We are pleased with the continued strengthening of our teams and the performance of our employee base during fiscal 2023 while at the same time being able to reduce headcount through operational efficiencies. Our employee count decreased 11.6% during fiscal 2023, with 126 fewer employees in retail and 365 fewer in wholesale.

Fiscal 2023 Financial Year in Review (1). Our financial results for fiscal year 2023 are highlighted by strong gross and operating margins, improving lead times from decreasing backlog, disciplined cost and expense controls, strong operating cash flow, increased cash dividends and a robust balance sheet. Our consolidated net sales of $791.4 million declined 3.2% compared to the prior year due to lower delivered unit volumes from softening incoming order demand and reduced manufacturing production from lower backlogs. Sales in the prior year set a near record pace which led to a difficult prior year comparison as we had built up a significant backlog as a result of the heightened demand driven by the impact of COVID-19. While our retail segment written orders were down 12.3% compared to fiscal 2022, retail orders were up 0.8% compared to fiscal 2019 which was prior to the COVID-19 pandemic and more reflective of historical levels. Wholesale segment written orders were lower by 9.0% compared to last year, and down 2.1% when compared to fiscal 2019. We ended the fiscal 2023 year with wholesale backlog of $74.0 million, down 27.7% from a year ago as we were able to reduce the number of weeks of backlog. Consolidated gross margin was 60.7% compared to 59.3% due to favorable sales mix, disciplined promotional activity and lower input costs partially offset by lower delivered unit volume. Adjusted operating margin was 16.9% compared to 16.4% as we carefully managed expenses in a declining net sales environment. Adjusted diluted earnings per share (“EPS”) increased 2.5% to $4.03.

We ended fiscal 2023 with a strong balance sheet, including cash, cash equivalents and investments of $172.7 million and no outstanding debt. We generated $100.7 million of cash from operating activities, a 45.1% increase over the prior year driven by strong profit performance and a reduction in inventory carrying levels and accounts receivable partially offset by a decline in customer deposits. Our inventory levels decreased $27.3 million during fiscal 2023 as we restore our operating inventory levels to more historical levels as backlog decreases while also ensuring appropriate amounts of inventory are on hand to service our customers. Our Board increased our regular quarterly cash dividend by 12.5% and declared a special cash dividend of $0.50 per share, bringing the total amount of dividends paid to $46.4 million during fiscal 2023. As of June 30, 2023, our employee count was 3,748, down 11.6% in the past 12 months, as we continue to identify additional operational efficiencies and leverage the use of technology to streamline workflows.

Fiscal 2024 and Beyond. Ethan Allen was recently named to Newsweek’s list of America’s Best Retailers 2023. This prestigious award is presented by Newsweek and Statista Inc., a leading statistics portal and industry ranking provider. The final assessment and rankings were the result of an independent survey of more than 9,000 customers who have shopped at retail stores in person in the past three years and based on the likelihood of recommendation and the evaluation of products, customer service, atmosphere, accessibility and store layout. We are pleased to be recognized as one of America’s Best Retailers 2023, including as the #1 retailer of Premium Furniture. This award is a reflection of our associates, who continue each day to uphold the Ethan Allen reputation for quality, craftsmanship, and exemplary service.

As we enter the post COVID-19 era, our focus will be to continue to strengthen the various areas of our vertically integrated structure, including developing a strong team which is entrepreneurial and disciplined, enhancing our product offerings under the umbrella of Classics with a Modern Perspective, repositioning our retail network as an interior design destination, finalizing each design center projection refresh and ongoing investments in technology to further enhance our marketing, our North American manufacturing and our logistics. While we understand the challenges of a slower economy and the reduction of consumer focus on the home, we remain cautiously optimistic that our current business model, strategy, and balance sheet will enable us to fulfill our many initiatives over the next fiscal year.

(1)

Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. generally accepted accounting principles (“GAAP”) to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data).

	Fiscal Year Ended June 30,
	2023	% of Sales	% Chg	2022	% of Sales	% Chg	2021	% of Sales	% Chg
Net sales	$791.4	100.0%	(3.2%)	$817.8	100.0%	19.4%	$685.2	100.0%	16.2%
Gross profit	$480.4	60.7%	(0.9%)	$484.7	59.3%	23.3%	$393.1	57.4%	21.7%
Operating income	$137.2	17.3%	(0.8%)	$138.3	16.9%	78.9%	$77.3	11.3%	427.8%
Adjusted operating income(1)	$133.5	16.9%	(0.5%)	$134.2	16.4%	67.1%	$80.3	11.7%	370.6%
Net income	$105.8	13.4%	2.4%	$103.3	12.6%	72.1%	$60.0	8.8%	574.2%
Adjusted net income(1)	$103.1	13.0%	2.8%	$100.3	12.3%	67.0%	$60.1	8.8%	344.5%
Diluted EPS	$4.13		2.0%	$4.05		70.9%	$2.37		597.1%
Adjusted diluted EPS(1)	$4.03		2.5%	$3.93		65.8%	$2.37		355.8%
Cash flow from operating activities	$100.7		45.1%	$69.4		(46.6%)	$129.9		146.5%
Return on equity	23.5%			26.4%			17.7%
Wholesale written orders			(9.0%)			(0.5%)			31.7%
Retail written orders			(12.3%)			(4.6%)			47.7%

(1)	Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Results of Operations

For an understanding of the significant factors that influenced our financial performance in fiscal 2023 compared with fiscal 2022, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented under Item 8 in this Annual Report on Form 10-K. Refer to Results of Operations under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 29, 2022, for an analysis of the fiscal year 2022 results as compared to fiscal year 2021.

Impact of COVID-19 on our Business

We experienced significant changes in our business resulting from the COVID-19 pandemic, which began in fiscal 2020. In response to the COVID-19 pandemic, we implemented certain business continuity plans to ensure the ongoing availability of our products and services, while prioritizing health and safety of our associates and customers, including enhanced cleaning and hygiene protocols. In addition, we temporarily closed our retail and manufacturing locations due to state and local restrictions. When our retail and manufacturing locations reopened during fiscal 2021, we experienced strong demand for our products as customers allocated greater amounts of discretionary spending to home furnishings than at the start of the COVID-19 pandemic. During this time, our backlog increased to record levels due to the strong pace of incoming written orders outpacing production combined with logistical challenges, due to supply chain disruptions, which created additional delays in order fulfillment and increased order backlogs. We took several actions to increase our manufacturing capacity including adding headcount as well as second and weekend production shifts to our North American plants and as a result our fiscal 2022 sales set new records, with each quarter exceeding the comparable prior period quarter. During fiscal 2023 sales demand trends have slowed relative to those experienced during the peak of the pandemic but remain comparable to pre-pandemic levels as we work through our high backlog. Our backlog still remains higher than pre-pandemic levels, but we are effectively managing the business to work through this order backlog and to service our customers.

(in thousands)	Fiscal Year Ended
	June 30,
	2023	2022	% Change
Consolidated net sales	$791,382	$817,762	(3.2%	)
Wholesale net sales	$449,591	$483,842	(7.1%	)
Retail net sales	$662,555	$689,884	(4.0%	)
Consolidated gross profit	$480,370	$484,706	(0.9%	)
Consolidated gross margin	60.7%	59.3%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Net Sales

Consolidated net sales in fiscal 2023 decreased $26.4 million or 3.2% compared to the prior year period due to lower wholesale net sales of 7.1% and lower retail net sales of 4.0%. While the pace of demand has slowed compared to last year, we experienced a strong first half of the year as production levels were increased to deliver the significant backlog generated as a result of the heightened demand driven by the impact of COVID-19. Prior year constraints, including COVID-related delays, labor disruptions, supply chain challenges, extended shipping lead times and raw material availability, have eased, which reduced the time to convert written orders to delivered shipments. For the second half of fiscal 2023, we experienced lower delivered unit volumes from softening demand, which led to reduced manufacturing production. Sales in fiscal 2022 set a near record pace whereby each quarter consistently exceeded prior year comparable quarters leading to near historically high quarterly results for net sales. This growth led to more adverse prior year comparisons during fiscal 2023.

Wholesale Net Sales

Wholesale net sales in fiscal 2023 decreased $34.3 million or 7.1% compared to the prior year primarily due to a reduction in intersegment sales to our Company-operated design centers and lower shipments to domestic and international dealers, which was partially offset by higher contract sales. Reduced sales were primarily from lower incoming written orders combined with a decline in delivered volume as our level of backlog comes down. Excluding intersegment sales to our retail segment, wholesale net sales increased $0.9 million or 0.7% compared to the prior year period from higher contract sales offset by lower shipments to domestic and international dealers. Our international net sales were down 38.4% compared to the prior year period due to a reduction in net sales to China. Sales to international independent retailers represented 1.8% of total wholesale net sales compared to 2.6% in the prior year period.

We track and disclose wholesale written orders, which represent orders booked through all of our channels. Written orders help show the current pace or trend of customer transactions. Written orders are intended only as supplemental information and are not a substitute for net sales presented in accordance with GAAP. Wholesale written orders were down 9.0% in fiscal 2023 compared to the prior year period. As a result of the strong prior year comparison and a reduction of consumer focus on the home, orders from our Company-operated design centers were down 6.0%, contract orders declined 19.2%, independent North American retail network orders were down 13.3% and international orders, including orders from China, declined 33.8%. We experienced a significant increase in demand for our products as customers allocated greater amounts of discretionary spending to home furnishings at the onset of COVID-19 pandemic and that demand was still relatively high during fiscal 2022 which led to a strong, but difficult prior year comparison. When compared to fiscal 2019, which is pre-pandemic and more reflective of historical levels, written orders decreased 2.1% primarily due to challenging economic factors, such as high inflation, elevated interest rates, and uncertainties in the global financial markets. Wholesale backlog was $74.0 million as of June 30, 2023, down 27.7% from a year ago as we were able to reduce the number of weeks of backlog. Manufacturing productivity and related shipments outpaced incoming written orders which helped reduce backlog and improve our delivery times during fiscal 2023. However, our wholesale backlog remains approximately 60% higher than pre-pandemic levels and our strategy remains focused on servicing our customers on a timely basis.

Retail Net Sales

Retail net sales from Company-operated design centers decreased $27.3 million or 4.0% during fiscal 2023 compared to the prior year period. There was a 3.5% decrease in net sales in the United States, while sales from our Canadian design centers decreased 20.2%. The decline in retail net sales was primarily from declining written orders and lower manufacturing production levels partially offset by pricing actions taken, increased premier home delivery revenue and additional clearance sales. Canadian retail net sales were negatively impacted by one less design center in Canada combined with temporary disruptions within the local service center that impacted delivery timing during the first quarter. The disruptions were temporary and the local Canadian service center resumed full operations by the second quarter of fiscal 2023. Retail written orders declined 12.3% year over year primarily due to a strong prior year comparable and a reduction of consumer focus on the home which led to lower in-store traffic partially offset by an increase in average selling price and closure rate. When compared to fiscal 2019, retail written orders increased 0.8%. We remain focused on providing exceptional personal service through our strong network of entrepreneurial leaders and interior designers as we continue to strengthen our product offerings under the umbrella of classics with a modern perspective. As of June 30, 2023, there were 139 Company-operated design centers compared to 141 last year. Our strategic initiatives include the repositioning of our retail network as an interior design destination and we plan on completing this design center refresh project during the first half of fiscal 2024, which we believe will increase traffic.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Gross Profit and Margin

Consolidated gross profit in fiscal 2023 decreased $4.3 million or 0.9% compared with the prior year period due to sales declines within both our wholesale and retail segments, a change in the sales mix with a shift to more wholesale sales which carries lower margins, retail gross margin decline, and lower delivered unit volume. These decreases were partially offset by wholesale margin expansion from lower input costs including declining inbound freight, product pricing actions taken, disciplined promotional activity, manufacturing efficiencies, a favorable product mix, and an increase in average ticket price. Wholesale gross profit increased 320 basis points primarily due to gross margin expansion from product pricing actions taken combined with declining input costs (inbound freight and materials) partially offset by a 7.1% reduction in net sales. While production capacity remains strong, we have reduced our production levels to reflect lower weeks of backlog and the decline in incoming written orders. Retail gross profit decreased 480 basis points primarily due to the 4.0% decrease in net shipments, increased designer floor sample sales, and increased fees to offer our customers interest free financing partially offset by higher premier home delivery revenue and an increase in average ticket sale.

Consolidated gross margin was 60.7% compared with 59.3% in the prior year period due to favorable product mix and lower input costs including reduced inbound freight and raw material costs partially offset by a change in sales mix and lower delivered unit volume. The just completed fourth quarter of fiscal 2023 reported a consolidated gross margin of 61.5%, our 9th consecutive quarter that consolidated gross margin exceeded 58%. Wholesale gross margin increased 340 basis points over the prior year period due to product pricing actions that were taken during fiscal 2022 to offset inflationary pressures. These pricing actions combined with manufacturing efficiencies, raw material and freight cost stabilization in the second half of fiscal 2023, and increased contracts sales, contributed to the growth in our wholesale gross margin. Retail sales, when expressed as a percentage of total consolidated sales, decreased to 83.7% in fiscal 2023, down from 84.4% in the prior year period, which negatively affected consolidated gross margin. Retail gross margin decreased 40 basis points compared to the prior year due to change in product mix, increased designer floor sample sales and rising consumer financing fees partially offset by higher premier home delivery revenue and an increase in average ticket sale.

SG&A Expenses

(in thousands)	Fiscal Year Ended June 30,
	2023	2022	% Change
Selling, general and administrative (“SG&A”) expenses	$346,894	$350,917	(1.1%)
Restructuring and other impairment charges, net of gains	$(3,720)	$(4,461)	(16.6%)
Consolidated operating income	$137,196	$138,250	(0.8%)
Consolidated operating margin	17.3%	16.9%
Wholesale operating income	$68,792	$63,930	7.6%
Retail operating income	$67,256	$80,496	(16.4%)

SG&A expenses for fiscal 2023 decreased $4.0 million or 1.1% compared to the prior year period due to decreased selling expenses of 1.0% combined with a 1.4% decrease in general and administrative expenses. When expressed as a percentage of sales, SG&A expenses were 43.8% of net sales, a 90-basis point increase compared with the prior year, primarily due to decreased operating leverage driven by the lower sales volume relative to fixed costs. The 1.0% decrease in selling expenses was from lower selling costs associated with the 3.2% decrease in sales volume. Retail selling expenses rose 1.1% as delivery contract rates and fuel surcharges increased compared to fiscal 2022 combined with higher direct mail marketing spend partially offset by the 4.0% decrease in Retail net sales, which drove a decrease in our variable costs including delivery and designer commissions. Wholesale selling costs, which includes our logistics operation, were down 6.8% primarily from declining freight rates and a 7.1% reduction in sales volume, which led to lower variable distribution and freight costs. Our consolidated advertising spend was equal to 2.2% of net sales, up from 1.9% in the prior year period as we increased our direct mail campaigns focusing on being the premier interior design destination with new product introductions. General and administrative expenses decreased 1.4% during fiscal 2023 primarily due to lower employee compensation from reduced headcount and reduced retail occupancy costs from a smaller retail footprint partially offset by unfavorable employee benefit costs, including higher group insurance, and new product display, merchandising and sample costs incurred in connection with the refresh of our design centers.

Restructuring and Other Impairment Charges, Net of Gains

Restructuring and other impairment charges, net of gains for fiscal 2023 was a gain of $3.7 million compared to a gain of $4.5 million in the prior year. The current year gain of $3.7 million included $4.2 million from the sale-leaseback transaction completed in August 2022 as well as a gain of $0.3 million on the sale of a property partially offset by $0.7 million of severance and other lease exit costs. The prior year gain of $4.5 million primarily related to the sale of three properties for a pre-tax gain of $5.4 million partially offset by $0.9 million in severance and other lease exit costs.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Operating Income

Consolidated operating income for fiscal 2023 decreased $1.1 million or 0.8% and when expressed as a percentage of net sales was 17.3%, up from 16.9% in the prior year period. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $133.5 million, or 16.9% of net sales compared with $134.2 million, or 16.4% of net sales in the prior year period. The 50-basis point improvement was driven by consolidated gross margin expansion and our ability to maintain a disciplined approach to cost savings and expense control in a declining net sales environment. Specific drivers of consolidated operating income growth were consolidated gross margin expansion, strong cost containment measures, reduced employee compensation from lower headcount, and lower retail occupancy costs primarily offset by a 3.2% decrease in consolidated net sales, higher retail delivery costs, increased marketing spend, and higher benefit costs. Compared to a year ago, our headcount is down 491 associates (365 wholesale and 126 retail) or 11.6% as we continue to identify additional operational efficiencies and leverage the use of technology to streamline workflows. Our ability to operate the business more efficiently with less headcount has helped improve our operating margin. Restructuring and other charges, net of gains, increased operating income by $3.7 million during fiscal 2023 compared to a $4.5 million increase in the prior year period.

Wholesale Operating Income

Wholesale operating income for fiscal 2023 increased $4.9 million or 7.6% and as a percentage of wholesale net sales was 15.3%, compared to 13.2% in the prior year period. Adjusted wholesale operating income was $69.0 million, or 15.3% of wholesale net sales compared with $60.7 million, or 12.6% of wholesale net sales in the prior year period. The increase is due to a significant improvement in wholesale gross margin, declining freight and raw material input costs, and lower compensation from reduced headcount partially offset by reduced fixed cost leverage from lower net sales of $34.3 million or 7.1%. When expressed as a percentage of sales, wholesale SG&A expenses were 19.4% of wholesale net sales, a 70-basis point increase, due to lower operating leverage from decreased sales relative to our fixed costs partially offset by lower expenses. Wholesale SG&A expenses were down 3.8% while wholesale net sales declined at a faster rate of 7.1%, which led to decreased operating leverage. Restructuring and other charges, net of gains, increased wholesale operating income in the prior year by $3.2 million which included a $2.0 million gain from the sale of the Atoka, Oklahoma distribution center.

Retail Operating Income

Retail operating income for fiscal 2023 decreased $13.2 million or 16.4% and as a percentage of retail net sales was 10.2%, compared to 11.7% in the prior year period. Adjusted retail operating income, which excludes restructuring and other charges, net of gains, was $63.4 million, or 9.6% of net sales compared with $79.7 million, or 11.5% of net sales in the prior year period. The decrease in retail operating income was driven by the $27.3 million or 4.0% decrease in net sales, a 40-basis point reduction in retail gross margin, higher delivery costs, increased marketing spend, higher benefit expenses and new product display, merchandising and sample costs partially offset by a decrease in incremental delivery costs and reduced designer variable compensation from lower sales, lower compensation from reduced headcount, and lower occupancy expenses. Restructuring and other charges, net of gains, increased retail operating income by $3.9 million during fiscal 2023 compared to a $1.3 million increase in the prior year period.

Income Tax Expense

(in thousands)	Fiscal Year Ended June 30,
	2023	2022	% Change
Income tax expense	$35,218	$34,841	1.1%
Effective tax rate	25.0%	25.2%
Net income	$105,807	$103,280	2.4%
Diluted EPS	$4.13	$4.05	2.0%

Income tax expense for fiscal 2023 was $35.2 million compared with $34.8 million in the prior year period. Our consolidated effective tax rate was 25.0% compared with 25.2% in the prior year. Our effective tax rate of 25.0% varies from the 21% federal statutory rate primarily due to state taxes.

Net Income

Net income for fiscal 2023 increased by $2.5 million or 2.4% compared with the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, net of gains, was $103.1 million an increase of 2.8% compared to $100.3 million in the prior year period due to an improved consolidated gross margin and our ability to reduce SG&A expenses through cost containment measures partially offset by the decrease in net sales.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Diluted EPS

Diluted EPS for fiscal 2023 was $4.13 compared to $4.05 per diluted share in the prior year period. Adjusted diluted EPS was $4.03, up 2.5% compared to $3.93 in the prior year period. The increase in diluted EPS was driven by an improved consolidated gross margin and our ability to reduce SG&A expenses through cost containment measures partially offset by the decrease in net sales.

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

(in thousands, except per share amounts)	Fiscal Year Ended June 30,
	2023	2022	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$137,196	$138,250	(0.8%	)
Adjustments (pre-tax) *	(3,682)	(4,010)
Adjusted operating income *	$133,514	$134,240	(0.5%	)

Consolidated Net sales	$791,382	$817,762	(3.2%	)
GAAP Operating margin	17.3%	16.91%
Adjusted operating margin *	16.9%	16.42%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$105,807	$103,280	2.4%
Adjustments, net of tax *	(2,750)	(3,003)
Adjusted net income	$103,057	$100,277	2.8%
Diluted weighted average common shares	25,604	25,522
GAAP Diluted EPS	$4.13	$4.05	2.0%
Adjusted diluted EPS *	$4.03	$3.93	2.5%

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$68,792	$63,930	7.6%
Adjustments (pre-tax) *	190	(3,183)
Adjusted wholesale operating income *	$68,982	$60,747	13.6%

Wholesale net sales	$449,591	$483,842	(7.1%	)
Wholesale GAAP operating margin	15.3%	13.2%
Adjusted wholesale operating margin *	15.3%	12.6%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$67,256	$80,496	(16.4%	)
Adjustments (pre-tax) *	(3,872)	(827)
Adjusted retail operating income *	$63,384	$79,669	(20.4%	)

Retail net sales	$662,555	$689,884	(4.0%	)
Retail GAAP operating margin	10.2%	11.7%
Adjusted retail operating margin *	9.6%	11.5%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

* Adjustments to reported GAAP financial measures including operating income and margin, net income, and diluted EPS have been adjusted by the following:

(in thousands)	Fiscal Year Ended June 30,
	2023	2022

Gain on sale-leaseback transaction (retail)	$(4,222)	$-
Gain on sale of property, plant and equipment (wholesale)	-	(3,913)
Gain on sale of property, plant and equipment (retail)	(311)	(1,518)
Severance and other charges (wholesale)	169	727
Severance and other charges (retail)	644	243
Disposal of long-lived assets and lease exit costs (retail)	38	451
Adjustments to operating income	$(3,682)	$(4,010)
Related income tax effects on non-recurring items(1)	932	1,007
Adjustments to net income	$(2,750)	$(3,003)

(1)	Calculated using a rate of 25.3% in current year and 25.1% in prior year.

Liquidity

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, take advantage of short and long-term opportunities and execute our strategic initiatives. Our sources of liquidity include cash, cash equivalents, short-term investments, cash generated from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, invest in capital expenditures and fulfill other cash requirements for day-to-day operations and contractual obligations. We continue to monitor our liquidity closely during this continued period of economic uncertainty and volatility.

As of June 30, 2023, the Company had available liquidity of $293.7 million as summarized below (in thousands).

	June 30,	June 30,
	2023	2022

Cash and cash equivalents	$62,130	$109,919
Short-term investments	110,577	11,199
Availability under existing credit facility	120,952	120,952
Total Available Liquidity	$293,659	$242,070

As of June 30, 2023, we had working capital of $196.4 million and a current ratio of 2.20 compared with $131.1 million and 1.61 a year ago. Our non-U.S. subsidiaries held $3.7 million in cash and cash equivalents at June 30, 2023, which we have determined to be indefinitely reinvested. A year ago, our non-U.S. subsidiaries held $8.1 million in cash and cash equivalents, a higher amount than as of June 30, 2023 due to significant capital expenditures incurred during fiscal 2023.

Summary of Cash Flows

At June 30, 2023, we held cash and cash equivalents of $62.1 million compared with $109.9 million at June 30, 2022. Cash and cash equivalents aggregated to 8.3% of our total assets at June 30, 2023, compared with 15.3% a year ago. In addition to cash and cash equivalents of $62.1 million, we had short-term investments of $110.6 million at June 30, 2023, compared with $11.2 million a year ago. Our short-term investments at June 30, 2023 are within United States Treasury Bills with maturities of less than one year, and to which we expect will further enhance our returns on excess cash.

Our cash and cash equivalents decreased $47.8 million or 43.5% during fiscal 2023 due to $97.5 million in net purchases of short-term investments, $46.4 million in cash dividends paid, and capital expenditures of $13.9 million partially offset by net cash provided by operating activities of $100.7 million, $8.1 million in proceeds received from the sale-leaseback transaction completed in August 2022 and $1.8 million in proceeds received from the sale of a property in April 2023.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table illustrates the main components of our cash flows for each of the last three fiscal years.

(in millions)	Fiscal Year Ended June 30,
	2023	2022	2021
Operating activities
Net income	$105.8	$103.3	$60.0
Non-cash operating lease cost	30.2	30.3	29.9
Restructuring and other impairment charges, net of gains	(3.7)	(4.4)	3.1
Restructuring payments	(1.0)	(1.6)	(2.8)
Depreciation and amortization and other non-cash items	16.2	16.9	20.6
Changes in operating assets and liabilities	(46.8)	(75.1)	19.1
Total provided by operating activities	$100.7	$69.4	$129.9

Investing activities
Capital expenditures	$(13.9)	$(13.4)	$(12.0)
Proceeds from sales of property, plant and equipment	9.9	10.6	4.9
Purchases of investments, net of sales	(97.5)	(11.2)	-
Total used in investing activities	$(101.5)	$(14.0)	$(7.1)

Financing activities
Payments on borrowings	$-	$-	$(50.0)
Taxes paid related to net share settlement of equity awards	(0.8)	(0.8)	(0.1)
Dividend payments	(46.4)	(48.3)	(43.3)
Proceeds from employee stock plans	0.1	1.1	3.0
Payments for debt issuance costs	-	(0.5)	-
Payments on financing leases and other	(0.5)	(0.5)	(0.6)
Total used in financing activities	$(47.6)	$(49.0)	$(91.0)

Cash Provided by (Used in) Operating Activities.

We generated $100.7 million in cash from operating activities, an increase from $69.4 million in the prior year period primarily due to a reduction in inventory carrying levels and accounts receivable combined with higher net income partially offset by a decline in customer deposits. Our inventory decreased $27.3 million since June 30, 2022 as we restore our operating inventory levels to more historical levels as backlog declines. Inventory balances continue to decrease as we seek to reduce our inventory while also ensuring appropriate levels are maintained to service our customer base. These benefits were partially offset by a decrease in customer deposits as net shipments outpaced incoming written orders, which also helped reduce backlog, and a decrease in accounts payable. Restructuring payments made during fiscal 2023 were $1.0 million compared to $1.6 million in the prior year and related primarily to severance and lease exit costs paid.

Cash Provided by (Used in) Investing Activities.

Cash used in investing activities was $101.5 million during fiscal 2023, an increase from $14.0 million in the prior year period due to $97.5 million of net purchases of investments (net of proceeds from sales of investments) and capital expenditures of $13.9 million, partially offset by $8.1 in proceeds received from the sale-leaseback transaction completed in August 2022 as well as the sale of a property for $1.8 million in April 2023. During fiscal 2023, we purchased $219.5 million in short-term United States Treasury Bills, with maturities ranging from 90 days to a maximum of one year, of which $109.5 million matured during fiscal 2023 for a net investment of $110.6 million as of June 30, 2023. We also liquidated our previously held investments in municipal bonds, commercial paper and certificates of deposit during the first quarter of fiscal 2023, which had totaled $11.2 million as of June 30, 2022. Our short-term investments are reported within Investments in our consolidated balance sheets as of June 30, 2023 and 2022. Capital expenditures of $13.9 million during fiscal 2023 primarily related to efficiency and safety upgrades to our manufacturing plants, spending on design center relocations and improvements and investments in technology upgrades and infrastructure.

Cash Provided by (Used in) Financing Activities.

Cash used in financing activities was $47.6 million during fiscal 2023, a decrease from $49.0 million in the prior year period primarily from a lower special dividend paid, which was $0.50 per share in fiscal 2023 compared with $0.75 a year ago. This decrease was partially offset by a 12.5% increase to the regular quarterly cash dividend. The Board increased the regular quarterly cash dividend to $0.36 per share on April 25, 2023, which was paid on May 25, 2023. There were no repurchases of common stock under our existing share repurchase program during fiscal 2023 or 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other Assets on our consolidated balance sheets. At June 30, 2023 and 2022, we held $0.5 million and $1.0 million, respectively, of restricted cash related to the Ethan Allen insurance captive.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents were positively impacted by $0.2 million during fiscal 2023 compared with a $0.1 million negative impact in the prior year period. These changes had an immaterial impact on our cash balances held in Canada, Mexico, and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. As of June 30, 2023, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants, and had borrowing availability of $121.0 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method. See Note 11, Credit Agreement, to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K, for a further description of the Credit Agreement.

Letters of Credit. At both June 30, 2023 and 2022 there were $4.0 million of standby letters of credit outstanding under the Facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures in fiscal 2023 totaled $13.9 million compared with $13.4 million in the prior year period. The increase is primarily related to $6.2 million of spending within our Upholstery and Case Goods manufacturing facilities to further improve their capacity, safety, equipment and efficiency. The remaining spend of $7.7 million was primarily for retail design center openings, relocations and floor projection changes, as well as additional investments in technology used throughout each design center and within our corporate support services.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures. We expect our fiscal 2024 capital expenditures to be slightly above fiscal 2023 levels as we refresh the majority of our design center projections, further invest in technology, and open new or relocate multiple design centers.

Dividends. Our Board of Directors has sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during fiscal 2023 as the following actions were taken pertaining to dividends.

●	On August 3, 2022, our Board declared a $0.50 per share special cash dividend in addition to our regular quarterly cash dividend of $0.32 per share, which was paid to shareholders on August 30, 2022

●	On November 9, 2022, our Board declared a regular quarterly cash dividend of $0.32 per share, which was paid on January 4, 2023

●	On January 24, 2023, our Board declared a regular quarterly cash dividend of $0.32 per share, which was paid on February 7, 2023

●	On April 26, 2023, our Board increased our regular quarterly cash dividend by 12.5% to $0.36 per share, which was paid on May 25, 2023

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During fiscal 2023 we paid a total of $1.82 per share in cash dividends for an aggregate total of $46.4 million. This included the special dividend paid in August 2022 totaling $12.7 million. In the prior year period, total dividends paid were $48.3 million. With our dividends, we have returned $206.4 million to shareholders over the past five years and $620.9 million since our initial public offering in 1993.

Ethan Allen has a long history of returning capital to shareholders and is pleased to pay a special cash dividend, which highlights the Company’s strong balance sheet and operating results. We have paid a special cash dividend each of the past three years and paid an annual cash dividend every year since 1996. Although we expect to continue to declare and pay comparable quarterly cash dividends for the foreseeable future, the payment of future cash dividends is within the discretion of our Board of Directors and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants that includes limitations on our ability to pay dividends.

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program during fiscal 2023 or 2022. At June 30, 2023, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our share repurchase program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations

Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, the rate of written orders and net sales, levels of customer deposits on hand, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of June 30, 2023, we had total contractual obligations of $199.1 million, an increase from $193.2 million a year ago due to $40.2 million in operating lease liabilities from new leases and modifications to existing leases entered into throughout fiscal 2023 partially offset by operating lease payments of $31.0 million during fiscal 2023. Except for operating leases, there were no other material changes, outside of the ordinary course of business, in our contractual obligations during the fiscal year.

Our material cash requirements for our contractual obligations as of June 30, 2023 were as follows:

●

Operating Leases. Our undiscounted future minimum operating lease payments as of June 30, 2023 was $152.4 million, an increase from $131.6 million in the prior year period due to new leases and modifications to existing leases entered into throughout the fiscal 2023 year partially offset by monthly lease payments made to landlords and the exiting of certain retail leased spaces in the past 12 months. We enter into operating leases in the normal course of business and most provide us with the option to renew the lease at defined terms. During fiscal 2023, we entered into four new leases and modified 22 other existing operating leases in the form of a renewal or extension to the existing leased space. For more information on our operating leases, see Note 6, Leases, in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

●

Financing Leases. Our remaining financing lease payments as of June 30, 2023 was $0.6 million, a decrease from $1.2 million in the prior year period due to $0.5 million of payments made on existing leases during fiscal 2023. For more information on our financing leases, see Note 6, Leases, in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

●

Open Purchase Orders. We had purchase obligations, defined as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased, of $29.2 million as of June 30, 2023, down from $40.8 million in the prior year period. We do, in the normal course of business, regularly initiate purchase orders for the procurement of selected finished goods sourced from third-party suppliers, lumber, fabric, leather and other raw materials used in our manufacturing production, and certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within short time periods. At June 30, 2023, our open purchase orders with respect to such goods and services of $29.2 million are expected to be paid in less than one year. The decrease in purchase orders was primarily due to lower open import vendor purchase orders as lead times have decreased from improved import product receipts combined with the stabilization of inventory levels and the slowing of written order trends, which has caused us to reduce our purchase order quantities to prevent excess inventory.

●

Long-term Debt. We had no outstanding borrowings under our revolving credit facility at June 30, 2023 or 2022. Further discussion of our contractual obligations associated with long-term debt can be found in Note 11, Credit Agreement, to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

●

Other Purchase Obligations. Other purchase commitments for services such as telecommunication, computer-related software, web development, financial and accounting software services, insurance and other maintenance contracts was $16.9 million as of June 30, 2023, down from $19.7 million in the prior year period, primarily due to timing of contract signing and extensions combined with use of other more-cost effective services. Significant multi-year contracts were extended in fiscal 2022 and include telecommunication services for our retail design centers, Microsoft Office® software, our retail accounting and order entry system, web and e-commerce marketing tool software and technology used to create our 3D room planner and augmented reality.

For a discussion of our liquidity and capital resources and our cash flow activities for the fiscal year ended June 30, 2022 and 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 29, 2022.

Other Arrangements

We do not utilize or employ any other arrangements in operating our business. As such, we do not maintain any retained or contingent interests, derivative instruments or variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

Product Warranties. As of June 30, 2023 and 2022, our product warranty liability totaled $1.3 million and $1.2 million, respectively. Our products, including our case goods, upholstery and home accents, generally carry explicit product warranties and are provided based on terms that are generally accepted in the industry. All our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience. On rare occasions, certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. We provide for such warranty issues as they become known and are deemed to be both probable and estimable.

Government Contracts

Other than standard provisions contained in our contracts with the United States government, we do not believe that any significant portion of our business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of government entities. The Company sells to the United States government both through General Services Administration (“GSA”) Multiple Award Schedule Contracts and through competitive bids. The GSA Multiple Award Schedule Contract pricing is principally based upon our commercial price list in effect when the contract is initiated. We are required to receive GSA approval to apply list price increases during the term of the Multiple Award Schedule Contract period.

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

Impairment of Long-Lived Assets, including the Assessment of the Carrying Value of Retail Design Center Long-lived Assets

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

Goodwill and Indefinite-Lived Intangible Assets

We review the carrying value of our goodwill and other intangible assets with indefinite lives at least annually, during the fourth quarter, or more frequently if an event occurs or circumstances change, for possible impairment. Both goodwill and indefinite-lived intangible assets are assigned to our wholesale reporting unit which is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

Goodwill. We may elect to evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit or fair value of indefinite lived intangible assets is less than its carrying value. If the qualitative evaluation indicates that it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount, a quantitative impairment test is required. Alternatively, we may bypass the qualitative assessment for a reporting unit or indefinite lived intangible asset and directly perform a quantitative assessment.

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

To evaluate goodwill in a quantitative impairment test, the fair value of the reporting units is estimated using a combination of Market and Income approaches. The Market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). In the Market approach, the method focuses on comparing the Company’s risk profile and growth prospects to reasonably similar publicly traded companies. Key assumptions used include multiples for revenues, EBITDA and operating cash flows, as well as consideration of control premiums. The selected multiples are determined based on public companies within our peer group, and if appropriate, recent comparable transactions are also considered. Control premiums are determined using recent comparable transactions in the open market. Under the Income approach, a discounted cash flow method is used, which includes a terminal value, and is based on management’s forecasts and budgets. The long-term terminal growth rate assumptions reflect our current long-term view of the market in which we compete. Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2023 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required. In performing the qualitative assessment, we considered such factors as macroeconomic conditions, industry and market conditions in which we operate including the competitive environment and any significant changes in demand. We also considered our stock price both in absolute terms and in relation to peer companies.

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

We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2023 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required. Qualitative factors reviewed included a review for significant adverse changes in customer demand or business climate that could affect the value of the asset, a product recall or an adverse action or assessment by a regulator.

Inventories

Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-downs, taking into account future demand and market conditions. Our inventory reserves contain uncertainties that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. We adjust our inventory reserves for net realizable value and obsolescence based on trends, aging reports, specific identification and estimates of future retail sales prices. If actual demand or market conditions change from our prior estimates, we adjust our inventory reserves accordingly throughout the period. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the periods presented. At June 30, 2023 and 2022, our inventory reserves totaled $1.9 million and $2.1 million, respectively.

Income Taxes

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

The Company evaluates, on a quarterly basis, uncertain tax positions taken or expected to be taken on tax returns for recognition, measurement, presentation, and disclosure in its consolidated financial statements. If an income tax position exceeds a 50% probability of success upon tax audit, based solely on the technical merits of the position, the Company recognizes an income tax benefit in its financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The liability associated with an unrecognized tax benefit is classified as a long-term liability except for the amount for which a cash payment is expected to be made or tax positions settled within one year.

Business Insurance Reserves

We have insurance programs in place for workers’ compensation and health care under certain employee benefit plans provided by the Company. The insurance programs, which are funded through self-insured retention, are subject to various stop-loss limitations. We accrue estimated losses using actuarial models and assumptions based on historical loss experience. As of June 30, 2023, we had a liability of $2.4 million related to health care coverage compared to $2.0 million in the prior year period. We also carry workers’ compensation insurance subject to a deductible amount for which the Company is responsible on each claim. As of June 30, 2023, we had accrued liabilities of $4.2 million related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, compared to $3.8 million in the prior year period. These business insurance reserves are recorded within Accrued compensation and benefits on our consolidated balance sheets.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to the following market risks, which could impact our financial position and results of operations.

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. While we had no fixed or variable rate borrowings outstanding at June 30, 2023, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the Secured Overnight Financing Rate (“SOFR”). Based on our current and expected levels of exposed liabilities, we estimate that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash and Cash Equivalents and Investments

The fair market value of our cash and cash equivalents as of June 30, 2023 was $62.1 million while our short-term investments balance was $110.6 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our short-term investments consist of United States Treasury Bills with maturities of one year or less and at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the short-term nature of our investments, our financial exposure to fluctuations in interest rates has been low and is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged as of June 30, 2023. We monitor our interest rate and credit risks of our cash equivalents and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and short-term investments will continue to be immaterially affected by fluctuations in interest rates.

Foreign Currency Exchange Risk

Foreign currency exchange risk is primarily limited to our four Company-operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in U.S. dollars. As such, foreign exchange gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies relative to the U.S. dollar may affect the profitability of our vendors, but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in our industry.

The financial statements of our foreign locations are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive loss as a component of shareholders’ equity. Foreign exchange gains or losses resulting from market changes in the value of foreign currencies did not have a material impact during any of the fiscal periods presented.

A hypothetical 10% weaker United States dollar against all foreign currencies as of June 30, 2023 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

Duties and Tariffs Market Risk

We are exposed to market risk with respect to duties and tariffs assessed on raw materials, component parts, and finished goods we import. Additionally, we are exposed to duties and tariffs on our finished goods that we export from our manufacturing plants. As these tariffs and duties increase, we determine whether a price increase to our customers to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

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

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflationary pressure, we believe any inflationary impact on our product and operating costs would be offset by our ability to increase selling prices, create operational efficiencies and seek lower cost alternatives.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. As of June 30, 2023, there were 139 Company-operated retail design centers averaging approximately 14,100 square feet in size per location. Of the 139 Company-operated retail design centers, 49 of the properties are owned and 90 are leased. Our retail real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased design center and service center locations. At June 30, 2023, the unamortized balance of such right-of-use assets totaled $115.9 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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

In addition, our consolidated financial statements as of June 30, 2023 and 2022 and for the years then ended, have been audited by CohnReznick LLP, an independent registered public accounting firm, whose report also appears in this Annual Report on Form 10-K. Our consolidated statements of comprehensive income, shareholders’ equity and cash flows for the year ended June 30, 2021, and the related notes have been audited by KPMG LLP, an independent registered public accounting firm, whose report also appears in this Annual Report on Form 10-K.

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

Our management (with the participation of the Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. The effectiveness of our internal control over financial reporting as of June 30, 2023 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ M. Farooq Kathwari	/s/ Matthew J. McNulty
Chairman, President and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ethan Allen Interiors Inc.

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We have also audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of the carrying value of retail design center long-lived assets, including right-of-use lease assets (Note 3 to the Consolidated Financial Statements)

The Company reviews the carrying value of retail design center long-lived assets, which includes the right-of-use lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value. As discussed in Note 3 to the consolidated financial statements, as of June 30, 2023, Property, plant and equipment, net, was $222.2 million and the Operating lease right-of-use assets were $115.9 million. During the year ended June 30, 2023, the Company did not recognize any impairment charges.

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

●

When the sum of the estimated undiscounted future cash flows related to the assets were less than the carrying value, we obtained the assistance of an internal valuation specialist to help evaluate the reasonableness of management’s appraisal utilized in determining the fair value of properties.

●	We evaluated the reasonableness of management’s estimate that no impairment charges were appropriate during the year.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2022.

New York, New York
August 24, 2023

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Ethan Allen Interiors Inc.:

Opinion on the Consolidated Financial Statements

We have audited the consolidated statements of comprehensive income, shareholders’ equity and cash flows of Ethan Allen Interiors Inc. and subsidiaries (the Company) for the year ended June 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

Stamford, Connecticut
August 19, 2021

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$62,130	$109,919
Investments	110,577	11,199
Accounts receivable, net	11,577	17,019
Inventories, net	149,195	176,504
Prepaid expenses and other current assets	25,974	32,108
Total current assets	359,453	346,749
Property, plant and equipment, net	222,167	223,530
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	115,861	100,782
Deferred income taxes	640	820
Other assets	2,204	2,886
TOTAL ASSETS	$745,453	$719,895

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$28,565	$37,370
Customer deposits	77,765	121,080
Accrued compensation and benefits	23,534	22,700
Current operating lease liabilities	26,045	25,705
Other current liabilities	7,188	8,788
Total current liabilities	163,097	215,643
Operating lease liabilities, long-term	104,301	89,506
Deferred income taxes	3,056	4,418
Other long-term liabilities	3,993	3,005
TOTAL LIABILITIES	$274,447	$312,572

Commitments and contingencies (See Note 20)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value; 150,000 shares authorized; 49,426 and 49,360 shares issued; 25,356 and 25,323 shares outstanding at June 30, 2023 and 2022, respectively	494	494
Additional paid-in-capital	386,146	384,782
Treasury stock, at cost: 24,070 and 24,037 shares at June 30, 2023 and 2022, respectively	(682,646)	(681,834)
Retained earnings	769,819	710,369
Accumulated other comprehensive loss	(2,785)	(6,462)
Total Ethan Allen Interiors Inc. shareholders' equity	471,028	407,349
Noncontrolling interests	(22)	(26)
TOTAL SHAREHOLDERS' EQUITY	471,006	407,323
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$745,453	$719,895

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share data)

	Fiscal Year Ended June 30,
	2023	2022	2021
Net sales	$791,382	$817,762	$685,169
Cost of sales	311,012	333,056	292,062
Gross profit	480,370	484,706	393,107

Selling, general and administrative expenses	346,894	350,917	313,411
Restructuring and other impairment charges, net of gains	(3,720)	(4,461)	2,411
Operating income	137,196	138,250	77,285

Interest and other income (expense), net	4,042	72	(393)
Interest and other financing costs	213	201	481
Income before income taxes	141,025	138,121	76,411

Income tax expense	35,218	34,841	16,406
Net income	$105,807	$103,280	$60,005

Per share data
Basic earnings per common share:
Net income per basic share	$4.15	$4.06	$2.38
Basic weighted average common shares	25,473	25,413	25,265

Diluted earnings per common share:
Net income per diluted share	$4.13	$4.05	$2.37
Diluted weighted average common shares	25,604	25,522	25,352

Comprehensive income
Net income	$105,807	$103,280	$60,005
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3,178	(466)	2,510
Other	503	(66)	(24)
Other comprehensive income (loss), net of tax	3,681	(532)	2,486
Comprehensive income	$109,488	$102,748	$62,491

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2023	2022	2021
Cash Flows from Operating Activities
Net income	$105,807	$103,280	$60,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,614	15,987	16,385
Share-based compensation expense	1,288	1,139	1,268
Non-cash operating lease cost	30,235	30,261	29,944
Deferred income taxes	(1,182)	(352)	3,013
Restructuring and other impairment charges, net of gains	(3,720)	(4,461)	3,050
Restructuring payments	(1,045)	(1,556)	(2,771)
Loss on disposal of property, plant and equipment	43	44	38
Other	455	70	(115)
Changes in operating assets and liabilities:
Accounts receivable, net	5,442	(7,993)	(934)
Inventories, net	27,309	(32,526)	(18,516)
Prepaid expenses and other current assets	5,570	6,659	(13,654)
Customer deposits	(43,315)	(9,555)	66,604
Accounts payable and accrued expenses	(8,787)	123	11,741
Accrued compensation and benefits	948	(1,053)	5,360
Operating lease liabilities	(31,013)	(33,588)	(33,401)
Other assets and liabilities	(2,985)	2,877	1,895
Net cash provided by operating activities	100,664	69,356	129,912

Cash Flows from Investing Activities
Proceeds from sales of property, plant and equipment	9,914	10,613	4,913
Capital expenditures	(13,885)	(13,387)	(12,029)
Purchases of investments	(234,949)	(63,861)	-
Proceeds from sales of investments	137,397	52,664	-
Net cash used in investing activities	(101,523)	(13,971)	(7,116)

Cash Flows from Financing Activities
Payment of cash dividends	(46,357)	(48,257)	(43,290)
Payments on borrowings	-	-	(50,000)
Payment for debt issuance costs	-	(505)	-
Proceeds from employee stock plans	75	1,117	2,961
Taxes paid related to net share settlement of equity awards	(812)	(843)	(75)
Payments on financing leases and other	(497)	(512)	(585)
Net cash used in financing activities	(47,591)	(49,000)	(90,989)

Effect of exchange rate changes on cash and cash equivalents	201	(110)	513
Net (decrease) increase in cash, cash equivalents and restricted cash	(48,249)	6,275	32,320
Cash, cash equivalents and restricted cash at beginning of period	110,871	104,596	72,276
Cash, cash equivalents and restricted cash at end of period	$62,622	$110,871	$104,596

Supplemental Disclosure on Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$41,933	$28,795	$6,006
Cash paid during the year for interest	$31	$25	$538

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2020	49,053	$491	$378,300	24,000	$(680,916)	$(8,441)	$638,631	$(1)	$328,064
Net income	-	-	-	-	-	-	60,005	-	60,005
Common stock issued on share-based awards	175	1	2,959	-	-	-	-	-	2,960
Share-based compensation expense	-	-	1,268	-	-	-	-	-	1,268
Restricted stock vesting	12	-	-	3	(75)	-	-	-	(75)
Cash dividends declared	-	-	-	-	-	-	(43,290)	-	(43,290)
Other comprehensive income (loss)	-	-	-	-	-	2,510	-	(24)	2,486
Balance at June 30, 2021	49,240	$492	$382,527	24,003	$(680,991)	$(5,931)	$655,346	$(25)	$351,418
Net income	-	-	-	-	-	-	103,280	-	103,280
Common stock issued on share-based awards	55	1	1,116	-	-	-	-	-	1,117
Share-based compensation expense	-	-	1,139	-	-	-	-	-	1,139
Restricted stock vesting	65	1	-	34	(843)	-	-	-	(842)
Cash dividends declared	-	-	-	-	-	-	(48,257)	-	(48,257)
Other comprehensive income (loss)	-	-	-	-	-	(531)	-	(1)	(532)
Balance at June 30, 2022	49,360	$494	$384,782	24,037	$(681,834)	$(6,462)	$710,369	$(26)	$407,323
Net income	-	-	-	-	-	-	105,807	-	105,807
Common stock issued on share-based awards	2	-	75	-	-	-	-	-	75
Share-based compensation expense	-	-	1,288	-	-	-	-	-	1,288
Restricted stock vesting	64	-	1	33	(812)	-	-	-	(811)
Cash dividends declared	-	-	-	-	-	-	(46,357)	-	(46,357)
Other comprehensive income (loss)	-	-	-	-	-	3,677	-	4	3,681
Balance at June 30, 2023	49,426	$494	$386,146	24,070	$(682,646)	$(2,785)	$769,819	$(22)	$471,006

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of June 30, 2023, the Company operates 139 retail design centers with 135 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities in the United States, Mexico and Honduras, including one sawmill, one rough mill and a kiln dry lumberyard. Approximately 75% of our products are manufactured or assembled in these North American facilities. We also contract with various suppliers located in Europe, Asia, and various other countries that produce products that support our business.

(2)	Basis of Presentation

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other Assets on our consolidated balance sheets. As of June 30, 2023, and 2022 we held $0.5 million and $1.0 million, respectively, of restricted cash related to the Ethan Allen insurance captive.

Investments

Our investments as of June 30, 2023 consist solely of United States Treasury Bills with maturities of one year or less. Previously held investments included fixed income securities including municipal bonds, commercial paper and certificates of deposits with maturities of less than one year. We classify our investments as available-for-sale debt investments and are held in the custody of major financial institutions. These short-term investments are recorded in our consolidated balance sheets at fair value. The fair value of our underlying investments is based on observable inputs and classified as Level 2. Unrealized gains and losses on these investments are included, net of tax, as a separate component of Accumulated other comprehensive loss. There were no material gross unrealized gains or losses on the investments at June 30, 2023 or 2022.

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for doubtful accounts. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. On a monthly basis, we review all accounts as to their past due balances, as well as collectability of the outstanding trade accounts receivable for possible write-off. It is our policy to write-off the accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from retailers that are significantly past due, and we ship product only when our ability to collect payment from our customer for the new order is probable. At June 30, 2023 and 2022, the allowance for doubtful accounts was immaterial.

Inventories

Inventories are stated at the lower of cost (on first-in, first-out basis) or net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e., material, labor and manufacturing overhead costs). We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. At June 30, 2023 and 2022, our inventory reserves were $1.9 million and $2.1 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of the respective assets typically range from 20-40 years for buildings and improvements and from three to twenty years for machinery and equipment. Information systems, computer hardware and software, which are included within the machinery and equipment category, are typically depreciated from three to five years. Leasehold improvements are amortized over the shorter of the underlying lease term or the estimated useful life. Repairs and maintenance expenditures, which are not considered leasehold improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

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

Upon designation as an asset held for sale, the carrying value of the asset is recorded at the lower of its carrying value or its estimated fair value less estimated costs to sell, and the Company ceases depreciating the asset. As of June 30, 2023 and 2022, we did not have any assets held for sale.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Goodwill and Other Indefinite-Lived Intangible Assets

Our goodwill and intangible assets are comprised primarily of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are assigned to our wholesale reporting unit, which is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents, and are not amortized as they are estimated to have an indefinite life.

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

Goodwill. When testing goodwill for impairment, we may elect to perform a qualitative analysis to determine whether it is more likely than not the fair value of the reporting unit is greater than its carrying value. In performing a qualitative assessment, we consider such factors as macro-economic conditions, industry and market conditions in which we operate including the competitive environment and significant changes in demand. We also consider our stock price both in absolute terms and in relation to peer companies. If the qualitative analysis indicates that it is more likely than not the fair value of our wholesale reporting unit is less than its carrying amount or if we elect not to perform a qualitative analysis, a quantitative analysis is performed to determine whether a goodwill impairment exists. The quantitative goodwill impairment analysis is used to identify potential impairment by comparing fair value of a reporting unit with its carrying amount using an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of our reporting units. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2023 using a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required.

Other Indefinite-Lived Intangible Assets (trade name). The fair value of our trade name, which is the Company’s only indefinite-lived intangible asset other than goodwill, is assessed annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. When testing for impairment, we may elect to perform a qualitative analysis to determine whether it is more likely than not the fair value of our trade name is greater than its carrying value. We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2023 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required.

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

Operating leases are included in operating lease ROU assets, current operating lease liabilities and long-term operating lease liabilities in our consolidated balance sheets. Financing leases are included in property, plant and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

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

Customer Deposits

In most cases we collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. As of June 30, 2023, we had customer deposits of $77.8 million compared with $121.1 million a year ago. During fiscal 2023, we recognized $117.6 million of revenue related to our contract liabilities as of June 30, 2022. We expect that substantially all of the customer deposits received as of June 30, 2023 will be recognized as revenue within the next twelve months as the performance obligations are satisfied.

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

Insurance

The Company maintains insurance coverage for significant exposures, as well as those risks that, by law, must be insured. In the case of the Company’s health care coverage for employees, the Company has an insurance program related to claims filed that also includes a stop-loss insurance policy to protect from individual losses over a specified dollar value. Expenses related to this insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and amount of claims filed, levels of IBNR, fluctuations in health care costs and changes to regulatory requirements. We recorded an estimated liability related to health care coverage of $2.4 million and $2.0 million, as of June 30, 2023 and 2022, respectively. These liabilities are recorded within Accrued compensation and benefits on our consolidated balance sheets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We also carry workers’ compensation insurance subject to a deductible amount for which the Company is responsible on each claim. We recorded an estimated liability related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, of $4.2 million and $3.8 million as of June 30, 2023 and 2022, respectively. The workers’ compensation insurance reserve is recorded within Accrued compensation and benefits on our consolidated balance sheets.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At June 30, 2023 and 2022, these amounts were immaterial.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Commissions. We capitalize commissions paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At June 30, 2023, we had prepaid commissions of $12.3 million, which we expect to recognize to selling expense in the next twelve months within our consolidated statements of comprehensive income. Prepaid commissions totaled $20.2 million at June 30, 2022, which were fully recognized in selling expenses during fiscal 2023.

Customer Financing Program

The Ethan Allen Platinum Card consumer credit program offers clients a menu of custom financing options. Financing offered through this program is administered by a third-party financial institution and is granted to our clients on a non-recourse basis to the Company. Clients may apply for an Ethan Allen Platinum Card at a design center or online at ethanallen.com. During fiscal 2023 we offered various interest-free financing options and will continue to evaluate the use of such financing options and their related costs during fiscal 2024 as interest rates remain elevated.

Cost of Sales

Our cost of sales consist of the cost to manufacture our merchandise including materials, direct labor and overhead costs as well as the cost to purchase import products, including inbound freight.

Selling, General and Administrative Expenses

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

Advertising Expenses

Advertising expenses primarily represent the costs associated with our digital marketing, direct mailings, national television spots, on-air radio and other mediums. Our total advertising costs were $17.2 million in fiscal 2023, $15.6 million in fiscal 2022 and $20.7 million in fiscal 2021. These amounts include advertising media expenses, outside and inside agency expenses, certain website related fees and photo and video production. Advertising costs from our direct mailers are expensed when provided to the carrier for distribution. Website, print and other advertising expenses, which include e-commerce advertising, web creative content, national television and direct marketing activities such as print media and radio, are expensed as incurred or upon the release of the content or the initial advertisement. Prepaid advertising costs were immaterial at June 30, 2023 and 2022, respectively.

Research and Development Costs

Research and development costs are charged to expense in the periods incurred and are included as a component of SG&A. Expenditures for research and development costs were immaterial in each fiscal year presented.

Interest and Other Financing Costs

Interest expense consists primarily from borrowings under our revolving credit facility and the amortization of deferred financing fees. For the twelve months ended June 30, 2023, 2022 and 2021, we recorded interest expense of $0.2 million, $0.2 million and $0.5 million, respectively.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes interest income on investments, foreign currency gains or losses and other income or expense incurred outside our normal course of business. There were no material transactions recorded within Interest and other income (expense), net during fiscal 2023, 2022 and 2021.

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

We estimate, as of the date of grant, the fair value of stock options awarded using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected life). Expected volatility is based on the historical volatility of our stock and other contributing factors. The risk-free rate of return is based on the United States Treasury bill rate extrapolated to the term matching the expected life of the grant. The dividend yield is based on the annualized dividend rate at the grant date relative to the grant date stock price. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data.

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

As share-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based primarily on historical experience. Windfall tax benefits, defined as tax deductions that exceed recorded share-based compensation, are classified as cash inflows from operating activities. The value of the portion of the equity-based awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of comprehensive income.

Earnings Per Share

We compute basic earnings per share (“EPS”) by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated similarly, except that the weighted average outstanding shares are adjusted to include the effects of converting all potentially dilutive share-based awards issued under our stock incentive plan. The number of potential common shares outstanding are determined in accordance with the treasury stock method to the extent they are dilutive. For the purpose of calculating EPS, common shares outstanding include common shares issuable upon the exercise of outstanding share-based compensation awards. Under the treasury stock method, the exercise price paid by the optionee and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

Foreign Currency Translation

The functional currency of each Company-operated foreign location is the respective local currency. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Resulting translation adjustments are reported as a component of Accumulated other comprehensive loss within shareholders’ equity.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

New Accounting Standards or Updates Adopted in Fiscal 2023

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability to our consolidated financial statements. As of the beginning of fiscal 2023, we implemented all applicable new standards and updates, none of which had a material impact on our consolidated financial statements.

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

Inflation Reduction Act of 2022. On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA contains several revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% minimum income tax on certain large corporations. We do not expect this law to have a material impact on our consolidated financial statements. The IRA also includes a 1% excise tax on corporate stock repurchases made by publicly traded United States corporations after December 31, 2022. There were no share repurchases during fiscal 2023, thus no incremental excise tax paid.

No other new accounting pronouncements issued or effective as of June 30, 2023 have had or are expected to have a material impact on our consolidated financial statements.

(4)	Revenue Recognition

The following table disaggregates our net sales by product category by segment for each fiscal year (in thousands):

	Fiscal Year Ended June 30,
	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$224,272	$318,131	$(163,589)	$378,814
Case goods(3)	149,664	180,079	(93,022)	236,721
Accents(4)	82,181	129,385	(64,153)	147,413
Other(5)	(6,526)	34,960	-	28,434
Fiscal 2023	$449,591	$662,555	$(320,764)	$791,382

Upholstery(2)	$262,592	$350,737	$(188,661)	$424,668
Case goods(3)	148,536	175,697	(96,110)	228,123
Accents(4)	80,665	133,354	(71,193)	142,826
Other(5)	(7,951)	30,096	-	22,145
Fiscal 2022	$483,842	$689,884	$(355,964)	$817,762

Upholstery(2)	$217,517	$275,887	$(144,268)	$349,136
Case goods(3)	126,690	149,912	(79,206)	197,396
Accents(4)	75,572	115,578	(59,404)	131,746
Other(5)	(6,703)	13,594	-	6,891
Fiscal 2021	$413,076	$554,971	$(282,878)	$685,169

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(1)	The Eliminations column in the table above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture, and wooden accents.

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

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income, and cost approaches is permissible. We consider the principal or most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset or liability.

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At June 30, 2023 and 2022, we have categorized our investments as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities as of June 30, 2023 or 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and 2022. We did not have any transfers between levels of fair value measurements during the periods presented.

	Fair Value Measurements at June 30, 2023
Assets	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	$23,923	$-	$-	$23,923
Investments (2)	-	110,577	-	110,577
Total	$23,923	$110,577	$-	$134,500

	Fair Value Measurements at June 30, 2022
Assets	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	$51,035	$-	$-	$51,035
Investments (2)	-	11,199	-	11,199
Total	$51,035	$11,199	$-	$62,234

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(1)

We invest excess cash in corporate money market funds and short-term investments. Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value. Our corporate money market funds are classified as Level 1 assets and are included in Cash and cash equivalents within the consolidated balance sheets.

(2)

Our investments as of June 30, 2023 consisted solely of United States Treasury Bills with maturities of less than one year. Previously held investments included fixed income securities including municipal bonds, commercial paper and certificates of deposits with maturities of less than one year. We classify our investments as available-for-sale debt investments. The fair value of our underlying investments is based on observable inputs. Our investments are classified as Level 2 and are included in Investments (short-term) within the consolidated balance sheets. All unrealized gains and losses were included, net of tax, in Accumulated other comprehensive loss within the consolidated balance sheets. There were no material gross unrealized gains or losses on the investments as of June 30, 2023 or 2022.

There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2023 or 2022.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings as of June 30, 2023 and 2022. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

(6)	Leases

We recognize leases on our balance sheet as a ROU asset and a lease liability. We have operating leases for many of our design centers that expire at various dates through fiscal 2040. We also lease certain tangible assets, including computer equipment and vehicles with initial lease terms ranging from three to five years. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. For purposes of measuring our ROU asset and lease liability, we determine our incremental borrowing rate by computing the rate of interest that we would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) at an amount equal to the total lease payments and (iv) in a similar economic environment.

The Company's lease terms and discount rates are as follows:

		Fiscal Year Ended June 30,
	Statements of Comprehensive Income Location	2023	2022
Operating lease cost(1)	SG&A expenses	$30,235	$30,261
Financing lease cost
Depreciation of property	SG&A expenses	503	489
Interest on lease liabilities	Interest expense and other financing costs	26	24
Short-term lease cost(2)	SG&A expenses	1,099	1,222
Variable lease cost(3)	SG&A expenses	9,117	9,351
Less: Sublease income	SG&A expenses	(1,162)	(1,384)
Total lease expense		$39,818	$39,963

The following table discloses the location and amount of our operating and financing lease assets and liabilities within our consolidated balance sheet (in thousands):

		June 30,
	Consolidated Balance Sheet Location	2023	2022
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$115,861	$100,782
Financing leases	Property, plant and equipment, net	550	1,060
Total lease assets		$116,411	$101,842
Liabilities
Current:
Operating leases	Current operating lease liabilities	$26,045	$25,705
Financing leases	Other current liabilities	378	535
Noncurrent:
Operating leases	Operating lease liabilities, long-trem	104,301	89,506
Financing leases	Other long-term liabilities	204	579
Total lease liabilities		$130,928	$116,325

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The ROU assets by segment are as follows (in thousands):

	June 30,
	2023	2022
Retail	$115,861	$100,800
Wholesale	550	1,042
Total ROU assets	$116,411	$101,842

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Fiscal Year Ended June 30,
	Statements of Comprehensive Income Location	2023	2022
Operating lease cost(1)	SG&A expenses	$30,235	$30,261
Financing lease cost
Depreciation of property	SG&A expenses	503	489
Interest on lease liabilities	Interest expense and other financing costs	26	24
Short-term lease cost(2)	SG&A expenses	1,099	1,222
Variable lease cost(3)	SG&A expenses	9,117	9,351
Less: Sublease income	SG&A expenses	(1,162)	(1,384)
Total lease expense		$39,818	$39,963

(1)	Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.

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

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of June 30, 2023 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2024	$32,145	$392
2025	29,607	80
2026	25,520	72
2027	19,127	66
2028	15,947	-
Thereafter	30,007	-
Total undiscounted future minimum lease payments	152,353	610
Less: imputed interest	(22,007)	(28)
Total present value of lease obligations(1)	$130,346	$582

(1) Excludes future commitments under short-term operating lease agreements of less than $0.1 million as of June 30, 2023.

As of June 30, 2023, we did not have any operating or financing leases that have not yet commenced.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other supplemental information for our leases is as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$31,013	$33,588
Operating cash flows from financing leases	$525	$512
Operating lease assets obtained in exchange for new operating lease liabilities	$40,240	$18,674
Financing lease obligations obtained in exchange for new financing lease assets	$-	$315

We sublease a small number of our leased locations. The terms of these leases generally match those of the lease we have with the lessor. As of June 30, 2023, future minimum leases payments due to us under those subleases were as follows (in thousands):

Sublease
Fiscal Year	Income
2024	$1,616
2025	1,641
2026	1,509
2027	1,171
2028	634
Thereafter	2,242
Total future minimum sublease income	$8,813

Sale-leaseback transaction. On August 1, 2022, we completed a sale-leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center. The design center was leased back to Ethan Allen via a multi-year operating lease agreement. As part of the transaction, we received net proceeds of $8.1 million, which resulted in a pre-tax gain of $1.8 million recorded within Restructuring and other impairment charges, net of gains and $5.2 million deferred as a liability to be amortized to Restructuring and other impairment charges, net of gains over the term of the related lease. For the year ended June 30, 2023, we amortized $2.4 million of this deferred liability as a gain within Restructuring and other impairment charges, net of gains. As of June 30, 2023, the deferred liability balance was $2.8 million, with $2.6 million in Other current liabilities and $0.2 million in Other long-term liabilities on our consolidated balance sheet.

(7)	Inventories

Inventories are summarized as follows (in thousands):

	June 30,
	2023	2022

Finished goods	$108,873	$131,021
Work in process	12,606	15,098
Raw materials	29,653	32,490
Inventory reserves	(1,937)	(2,105)
Inventories, net	$149,195	$176,504

(8)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	June 30,
	2023	2022

Land and improvements	$77,940	$78,443
Building and improvements	352,582	356,622
Machinery and equipment	126,203	127,062
Property, plant and equipment, gross	556,725	562,127
Less: accumulated depreciation and amortization	(334,558)	(338,597)
Property, plant and equipment, net	$222,167	$223,530

We recorded depreciation and amortization expense of $15.6 million, $16.0 million and $16.4 million in fiscal years 2023, 2022 and 2021, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(9)	Goodwill and Other Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At June 30, 2023 and 2022, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which is assigned to our wholesale reporting unit. Our wholesale reporting unit is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2023 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required. We also performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2023 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required. In performing the qualitative assessments, we considered such factors as macroeconomic conditions, industry and market conditions in which we operate including the competitive environment, significant adverse changes in customer demand, a product recall or an adverse action or assessment by a regulator. We also considered our stock price both in absolute terms and in relation to peer companies.

(10)	Restructuring and Other Impairment Activities

Restructuring and other impairment charges, net of gains, were as follows (in thousands):

	Fiscal Year Ended June 30,
	2023	2022
Gain on sale-leaseback transaction(1)	$(4,222)	$-
Gain on sales of property, plant and equipment(2)	(311)	(5,431)
Severance and other charges	813	970
Total Restructuring and other impairment charges, net of gains	$(3,720)	$(4,461)

(1)

In August 2022, we sold and subsequently leased back a retail design center and recognized a net gain of $4.2 million for the year ended June 30, 2023. The remaining deferred liability of $2.8 million as of June 30, 2023 will be recognized over the remaining life of the lease. Refer to Note 6, Leases, for further discussion on the sale-leaseback transaction.

(2)

In April 2023, we sold a previously closed property to an independent third party for $1.8 million, which resulted in a pre-tax gain of $0.3 million. During the prior year period, we completed the sale of three previously closed properties to independent third parties for $11.0 million, less closing costs, in three separate transactions. As a result of these property sales, the Company recognized a pre-tax gain of $5.4 million.

The Company’s restructuring and other impairment activities are summarized in the table below (in thousands):

		Fiscal 2023 Activity
	Balance June 30, 2022	New Charges (Income)	Non-Cash	(Payments) Receipts	Balance June 30, 2023
Lease exit costs	$185	$-	$-	$(185)	$-
Sale of property, plant and equipment	-	(311)	1,398	1,809	100
Sale-leaseback transaction	-	(4,222)	1,043	8,103	2,838	(1)
Severance and other charges	268	813	-	(860)	221

Total Restructuring and other impairment activities	$453	$(3,720)	$2,441	$8,867	$3,159

(1)

The remaining balance of $2.8 million on the sale-leaseback transaction will be amortized to Restructuring and other impairment charges, net of gains over the term of the related lease. As of June 30, 2023, $2.6 million of the remaining balance of $2.8 million is reported within Other current liabilities (short-term) and $0.2 million in Other long-term liabilities (long-term).

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.0 million at June 30, 2023 and 2022.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYFRB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility as of June 30, 2023 and 2022 or at any time during fiscal 2023 and 2022. Since we had no outstanding borrowings during fiscal 2023 and 2022, there was no associated interest expense during fiscal 2023 and 2022. Interest expense on our outstanding borrowings was $0.3 million during fiscal 2021.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal 2023 or 2022, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At both June 30, 2023 and 2022, we were in compliance with all the covenants under the Facility.

Letters of Credit. At both June 30, 2023 and 2022, there were $4.0 million of standby letters of credit outstanding under the Facility.

(12)	Other Current and Long-term Liabilities

The following table summarizes the nature of the amounts within Other current liabilities (in thousands):

	June 30,
	2023	2022

Income taxes payable	$266	$4,558
Deferred liability, short-term (1)	2,620	-
Financing lease liabilities, short-term	378	535
Customer financing program rebate	433	216
Other current liabilities	3,491	3,479
Other current liabilities	$7,188	$8,788

(1)

As of June 30, 2023, the deferred liability balance associated with the sale-leaseback transaction completed on August 1, 2022 was $2.8 million, with $2.6 million in Other current liabilities and $0.2 million in Other long-term liabilities on our consolidated balance sheet. Refer to Note 6, Leases, for further disclosure on the transaction.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table summarizes the nature of the amounts within Other long-term liabilities (in thousands):

	June 30,
	2023	2022

Unrecognized tax benefits	$2,654	$2,023
Customer financing program rebate	730	183
Long-term financing lease liabilities	204	579
Other long-term liabilities	405	220
Other long-term liabilities	$3,993	$3,005

(13)	Income Taxes

Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Income tax expense for the fiscal years ended June 30 were as follows (in thousands):

	2023	2022	2021
U.S. operations	$138,941	$135,077	$75,458
Non-U.S. operations	2,084	3,044	953
Income before income taxes	$141,025	$138,121	$76,411

U.S. operations	$34,679	$34,682	$15,812
Non-U.S. operations	539	159	594
Total income tax expense	$35,218	$34,841	$16,406
Effective tax rate	25.0%	25.2%	21.5%

The components of income tax expense for the fiscal years ended June 30 were as follows (in thousands):

	2023	2022	2021
Current:
U.S. Federal	$29,139	$28,144	$10,617
U.S. State and Local	7,076	6,474	1,647
Foreign	185	575	492
Total current	36,400	35,193	12,756
Deferred:
U.S. Federal	(1,362)	(610)	4,462
U.S. State and Local	(174)	674	(914)
Foreign	354	(416)	102
Total deferred	(1,182)	(352)	3,650
Total income tax expense	$35,218	$34,841	$16,406

The following is a reconciliation of our effective tax rate to the U.S. federal income tax rate for the fiscal years ended June 30 (in thousands):

	2023		2022		2021
Income tax expense at U.S. Federal statutory tax rate	$29,616	21.0%	$29,005	21.0%	$16,046	21.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of U.S. federal income benefit	5,203	3.7%	5,208	3.8%	2,565	3.4%
Change in valuation allowance	-	-	(591)	(0.4%)	(2,565)	(3.4%)
Foreign derived intangible income ("FDII") deduction	428	0.3%	(289)	(0.2%)	(130)	(0.2%)
Unrecognized tax benefits	(229)	(0.2%)	390	0.3%	48	0.1%
Share-based compensation	5	-	189	0.1%	72	0.1%
Other, net	195	0.2%	929	0.6%	370	0.5%
Total income tax expense (and corresponding effective tax rate)	$35,218	25.0%	$34,841	25.2%	$16,406	21.5%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The significant components of deferred tax assets recorded within the consolidated balance sheet were as follows (in thousands):

	June 30,
	2023	2022
Lease liabilities	$32,411	$28,621
Employee compensation	2,218	2,167
Share-based compensation	139	271
Net operating loss carryforwards	318	340
Property, plant and equipment	151	1,309
Other	3,802	3,321
Total deferred tax assets	$39,039	$36,029

The significant components of deferred tax liabilities recorded within the consolidated balance sheet were as follows (in thousands):

	June 30,
	2023	2022
Operating lease right-of-use assets	$28,724	$24,965
Intangible assets other than goodwill	9,047	9,041
Commissions	3,032	5,006
Other	652	615
Total deferred tax liabilities	$41,455	$39,627

Deferred tax balances are classified in the consolidated balance sheets as follows (in thousands):

	June 30,
	2023	2022
Other assets	$640	$820
Other non-current liabilities	(3,056)	(4,418)
Total net deferred tax asset (liability)	$(2,416)	$(3,598)

We evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance. The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. Our forecasts are based on our best estimate of expected trends resulting from certain leading economic indicators. The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management's forecasts which may be impacted by a sustained economic downturn, or significantly extended economic recovery. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements. A valuation allowance must be established for deferred tax assets when it is more likely than not that assets will not be realized. At June 30, 2023, there was no valuation allowance in place against the Company’s tax assets. The valuation allowance previously recorded of $0.6 million against the retail segment’s Canadian tax assets was removed during fiscal 2022 as it was then considered more likely than not to be realized based on the performance and related positive earnings generated by the retail segment’s Canadian operations over the past 36 months.

The deferred tax assets as of June 30, 2023 associated with net operating loss carryforwards and the related expiration dates are as follows (in thousands):

	Deferred	Net Operating Loss
	Tax Assets	Carryforwards
Various U.S. state net operating losses, expiring between 2031 and 2040	$208	$2,689
Canada net operating loss, expiring 2039	$110	$417

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. As of June 30, 2023, we had gross unrecognized tax benefits totaling $3.0 million, an increase from $2.5 million as of June 30, 2022. We had approximately $0.3 million accrued for interest as of June 30, 2023 and 2022, respectively. If the $3.0 million of unrecognized tax benefits and related interest as of June 30, 2023 were recognized, approximately $2.4 million would be recorded as a benefit to income tax expense.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest is as follows (in thousands):

	June 30,
	2023	2022
Beginning balance	$2,474	$1,984
Additions for tax positions related to the current year	817	853
Additions for tax positions of prior years	170	94
Reductions resulting from a lapse of the applicable statute of limitations	(461)	(457)
Ending balance	$3,000	$2,474

It is reasonably possible that various issues relating to approximately $0.3 million of the total gross unrecognized tax benefits as of June 30, 2023 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $0.3 million of unrecognized tax benefits would reduce our income tax expense in the period realized. While the amount of uncertain tax benefits with respect to the entities may change within the next twelve months, it is not anticipated that any of the changes will be significant.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the United States, various state, local, and foreign jurisdictions. In the normal course of business, our tax filings are subject to examination by federal, state and foreign taxing authorities. As of June 30, 2023, our U.S. federal income tax return for the tax year of 2019 through the current period remain subject to examination. In addition, we conduct business in various states, which are subject to audit from fiscal year 2018 to the current year. Our foreign operations in Canada, Mexico and Honduras remain subject to examination for the 2018 tax year through to the current period.

(14)	Shareholders’ Equity

Shares Authorized for Issuance

Our authorized capital stock consists of 150,000,000 shares of common stock, par value $0.01 per share, and 1,055,000 shares of Preferred Stock, par value $0.01 per share. The Board of Directors may provide for the issuance of all or any shares of Preferred Stock in one or more classes or series, and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such class or series and as may be permitted by the General Corporation Law of the State of Delaware. As of June 30, 2023 and 2022, there were no shares of Preferred Stock issued or outstanding.

Share Repurchase Program

There were no share repurchases under the Company’s existing multi-year share repurchase program during fiscal years 2023, 2022 or 2021. As of June 30, 2023, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our share repurchase program. There is no expiration date on the repurchase authorization. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Dividends

In August 2022 we paid a special cash dividend of $0.50 per share. In April 2023, the Board of Directors increased the cash dividend by 12.5% to $0.36 per share. In addition to the special cash dividend paid during August 2022, we paid four regular quarterly cash dividends during fiscal 2023. Total cash dividends paid to shareholders in fiscal 2023 were $1.82 per share and totaled $46.4 million. During fiscal 2022, total cash dividends paid were $48.3 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(15)	Earnings Per Share

Basic and diluted EPS are calculated using the following weighted average share data (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Weighted average shares outstanding for basic calculation	25,473	25,413	25,265
Dilutive effect of stock options and other share-based awards	131	109	87
Weighted average shares outstanding adjusted for dilution calculation	25,604	25,522	25,352

Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of June 30, 2023, 2022 and 2021, total share-based awards of 39,065, 65,545 and 46,827, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of June 30, 2023, 2022 and 2021, the number of performance units excluded from the calculation of diluted EPS was 92,638 89,969 and 251,867, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

(16)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on investments, net of tax. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Our investments as of June 30, 2023 consist of United States Treasury Bills with maturities of one year or less. As of June 30, 2022, our investments consisted of municipal bonds, commercial paper and certificates of deposit with maturities of one year or less. All unrealized gains and losses are included, net of tax, in Accumulated other comprehensive loss within the consolidated balance sheets.

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30,
	2023	2022
Accumulated foreign currency translation adjustments	$(3,219)	$(6,397)
Accumulated unrealized gains (losses) on investments, net of tax	434	(65)
	$(2,785)	$(6,462)

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	Fiscal Year Ended June 30,
	2023	2022
Beginning balance at July 1	$(6,462)	$(5,931)
Other comprehensive income (loss), net of tax	3,681	(532)
Less amounts attributable to noncontrolling interests	(4)	1
Ending balance at June 30	$(2,785)	$(6,462)

(17)	Share-Based Compensation

We recognized total share-based compensation expense of $1.3 million, $1.1 million, and $1.3 million in fiscal years 2023, 2022 and 2021, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. As of June 30, 2023, $1.8 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 1.8 years. There was no share-based compensation capitalized as of June 30, 2023 and 2022.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At June 30, 2023, there were 1,346,671 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”). Under this Plan, the initial aggregate number of shares of common stock that may be issued through awards of any form was 6,487,867 shares. The Plan provides for the grant of stock options, restricted stock and stock units. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options, however no SARs have been issued to date. All share-based awards are approved by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Stock options are granted with an exercise price equal to the market price of our common stock at the date of grant, vest ratably over a specified service period and have a contractual term of 10 years. Equity awards can also include performance vesting conditions. Company policy further requires an additional one-year holding period beyond the service vest date for executive officers.

Stock Option Activity

A summary of stock option activity is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Options	Price	Term (yrs)	($ in thousands)
Outstanding at June 30, 2020	403,106	$21.24	4.4	$-
Granted	37,008	$12.97	n/a	n/a
Exercised	(174,662)	$16.95	n/a	$667
Canceled (forfeited/expired)	(11,497)	$18.62	n/a	n/a
Outstanding at June 30, 2021	253,955	$23.10	5.6	$1,368
Granted	25,410	$23.61	n/a	n/a
Exercised	(55,220)	$20.23	n/a	$287
Canceled (forfeited/expired)	(117,105)	$23.98	n/a	n/a
Outstanding at June 30, 2022	107,040	$23.75	4.4	$120
Granted	23,970	$25.03	n/a	n/a
Exercised	(2,666)	$28.05	n/a	$4
Canceled (forfeited/expired)	(13,507)	$23.64	n/a	n/a
Outstanding at June 30, 2023	114,837	$23.93	4.8	$560
Exercisable at June 30, 2023	85,104	$24.22	3.5	$406

The aggregate intrinsic value of stock options exercised during fiscal years 2023, 2022 and 2021 was less than $0.1 million, $0.3 million and $0.7 million, respectively. We received proceeds from employee stock option exercises of $0.1 million, $1.1 million, and $3.0 million during fiscal years 2023, 2022, and 2021, respectively.

A summary of the nonvested shares as of June 30, 2023 and changes during the fiscal year then ended is presented below.

		Weighted Average
	Options	Exercise Price
Nonvested at June 30, 2022	20,492	$18.22
Granted	23,970	$25.03
Vested	(10,734)	$17.39
Canceled (forfeited)	(3,995)	$25.03
Nonvested at June 30, 2023	29,733	$23.09

As of June 30, 2023, $0.1 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 1.9 years.

Employee Stock Option Grants. There were no stock option awards granted to employees during fiscal 2023 or 2022.

Non-Employee Stock Option Grants. The Plan also provides for the grant of share-based awards to non-employee (independent) directors of the Company. During the first quarter of fiscal 2023, we granted 23,970 stock options at an exercise price of $25.03 to our existing non-employee directors. These stock options vest in three annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on our Board. All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Non-employee (independent) directors were granted stock options during the first quarter of each fiscal year presented and valued using the Black-Scholes option pricing model with the following assumptions:

	2023	2022	2021
Volatility	41.6%	39.3%	38.2%
Risk-free rate of return	2.92%	0.73%	0.35%
Dividend yield	4.25%	3.79%	3.26%
Expected average life (years)	4.9	5.5	5.5
Grant date fair value	$5.98	$5.04	$3.20
Fair value as a % of exercise price	23.9%	21.3%	24.7%

There were no other non-employee stock option grants during fiscal 2023 or 2022.

Restricted Stock Unit Activity

A summary of restricted stock unit activity is presented below.

		Weighted
	Restricted	Average
	Stock Units	Fair Value
Outstanding at June 30, 2020	56,000	$9.15
Granted	38,000	$9.58
Vested	(12,375)	$9.15
Canceled (forfeited)	(10,625)	$9.15
Outstanding at June 30, 2021	71,000	$9.38
Granted	51,100	$20.71
Vested	(29,000)	$9.43
Canceled (forfeited)	(17,000)	$12.66
Outstanding at June 30, 2022	76,100	$16.23
Granted	21,257	$19.48
Vested	(32,150)	$13.47
Canceled (forfeited)	(11,344)	$18.16
Outstanding at June 30, 2023	53,863	$18.76

During fiscal 2023 we granted 21,257 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $19.48. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in three equal annual installments on the anniversary of the date of grant. During fiscal 2022, we granted 51,100 RSUs with a weighted average grant date fair value of $20.71. The fiscal 2022 RSUs vest in four equal annual installments on the anniversary date of the grant.

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

As of June 30, 2023, $0.7 million of total unrecognized compensation expense related to non-vested restricted stock units is expected to be recognized over a weighted average remaining period of 2.0 years. A total of 32,150 restricted stock units vested with an aggregate fair value of $0.9 million during fiscal 2023 compared to 29,000 restricted stock units vesting in fiscal 2022 with a total fair value of $0.8 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Performance Stock Unit (“PSU”) Activity

The following table summarizes PSU activity at the maximum award amounts:

		Weighted Average
		Grant Date
	Units	Fair Value
Outstanding at June 30, 2020	325,107	$19.05
Granted	117,338	$8.76
Vested	-	n/a
Canceled (forfeited)	(64,578)	$18.29
Outstanding at June 30, 2021	377,867	$15.98
Granted	90,367	$17.15
Vested	(35,124)	$18.19
Canceled (forfeited)	(112,975)	$11.86
Outstanding at June 30, 2022	320,135	$17.53
Granted	103,096	$18.75
Vested	(31,635)	$12.53
Canceled (forfeited)	(4,600)	$18.75
Outstanding at June 30, 2023	386,996	$18.25

Share-based compensation expense related to PSUs recognized in our consolidated statements of comprehensive income are presented in the following table (in thousands).

	Fiscal Year Ended June 30,
	2023	2022	2021
Fiscal 2020 grants	$-	$107	$234
Fiscal 2021 grants	236	143	301
Fiscal 2022 grants	317	413	-
Fiscal 2023 grants	280	-	-
Total expense	$833	$663	$535

As of June 30, 2023, $1.0 million of total unrecognized compensation expense related to non-vested PSUs is expected to be recognized over a weighted average remaining period of 1.6 years.

Under the Plan, the Compensation Committee of the Board of Directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. The awards are offered at no cost to the employees. In the event of an employee's termination during the performance period, the right to earn shares under this program is forfeited.

Payout of PSU grants depend on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years. The number of awards that will vest, as well as unearned and canceled awards, depend on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with us through the end of the three-year performance periods. We account for PSU awards as equity-based awards because upon vesting, they will be settled in common shares. We expense as compensation cost the fair value of the PSUs as of the grant date and amortize expense ratably over the total performance and time vest period, considering the probability that we will satisfy the performance goals.

During fiscal 2023 we granted 103,096 PSUs compared with 90,367 PSUs in fiscal 2022. The weighted average assumptions used for PSUs granted during fiscal 2023, 2022 and 2021, respectively, are presented below.

	Fiscal Year Ended June 30,
	2023	2022	2021
Volatility	47.7%	43.3%	56.0%
Risk-free rate of return	3.16%	0.62%	0.14%
Dividend yield	4.25%	3.79%	3.26%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(18)	Employee Retirement Programs

The Company established its Ethan Allen Retirement Savings Plan (the “401(k) Plan”) in 1994. The 401(k) Plan is a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Effective January 1, 2021, all full-time U.S. employees of the Company are eligible to participate in the Plan on the first day of employment. Prior to such date, all full-time United States employees were eligible to participate in the 401(k) Plan on the first day of any subsequent April, July, October or January coincident with or next following the three-month anniversary of their date of hire. Each year, participants may contribute up to 100% of their eligible annual compensation, subject to annual limitations established by the IRC. We may, at our discretion, make a matching and profit-sharing contribution to the 401(k) Plan on behalf of each eligible participant. All participants with a date of hire on or after January 1, 2021 shall cliff vest 100% of Company contributions received after three years of service. Those employees hired before January 1, 2021 will continue to vest immediately in all Company contributions. The Company, at its discretion, may elect to match a portion of employee contributions. Total defined contribution plan expense incurred by the Company in matching and profit-sharing contributions to employee 401(k) accounts during fiscal years 2023, 2022 and 2021, was $2.7 million, $2.6 million and $2.7 million, respectively.

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

Wholesale Segment. The wholesale segment is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of our broad range of home furnishings and accents. Wholesale revenue is generated upon the sale and shipment of our products to our retail network of independently operated design centers, Company-operated design centers, and other third-party contract business customers and accounted for 16.3% of net sales during fiscal 2023 compared to 15.6% in the prior year period. Our ten largest customers were all within our wholesale segment and accounted for 21% of sales within our wholesale segment during fiscal 2023 and 18% of wholesale sales during fiscal 2022. These customers were nine independent retailers and the United States government GSA, which individually represented 7% of our consolidated net sales in fiscal 2023. Our wholesale segment’s net sales include sales to our retail segment, which are eliminated in consolidation.

Within the wholesale segment, we record revenue information according to each respective product line (i.e. case goods, upholstery and home accents). Wholesale profitability includes (i) the wholesale gross margin, which represents the difference between the wholesale net sales price and the cost associated with manufacturing and/or sourcing the related product, and (ii) other operating costs associated with wholesale segment activities. The wholesale segment’s product line revenue, expressed as a percentage of net sales during fiscal 2023, is comprised of 49% upholstered products, 33% case goods and the remaining 18% home accents and other.

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

Retail Segment. The retail segment sells home furnishings and accents to clients through a network of 139 Company-operated design centers and accounted for 83.7% of net sales during fiscal 2023 compared to 84.4% in the prior year period. Ethan Allen design centers are typically located in busy retail settings as freestanding destinations or as part of town centers, lifestyle centers, and suburban shopping malls, and average approximately 14,100 square feet in size. Over the past 10 years, 47% of our design centers are new or have been relocated as we continually evaluate our retail footprint. Other initiatives include regularly updating presentations and floor plans, strengthening the qualifications of our designers through training and certifications and combining technology with personal service in our design centers, which has also allowed us to reduce the size of our design centers. In the past five years, we have either opened or relocated a total of 18 new design centers with an average size of 8,100 square feet. These smaller footprint design centers reflect our shift from destination and shopping mall locations to lifestyle centers that better project our brand and offer increased traffic opportunities. During fiscal 2023, we strategically relocated two design centers (Skokie, Illinois and San Jose, California), to premier shopping destinations with more bright, open, modern layout designs and closed two design centers (Watermill, New York and Buckhead, Georgia). The geographic distribution of our retail design center locations is disclosed under Item 2, Properties, contained in Part I of this Annual Report on Form 10-K.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail segment revenue is generated upon the sale and delivery of our products to our retail customers through our network of home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities. We measure the performance of our design centers primarily based on net sales and operating income on a comparable period basis. The frequency of our promotional events as well as the timing of the end of those events can affect the comparability of net sales during a given period. Due to the nature of the business in which the retail segment operates, there are no customer concentration risks. The retail segment’s product line revenue, expressed as a percentage of net sales during fiscal 2023, is comprised of 51% upholstered products, 29% case goods and the remaining 20% home accents and other.

Intersegment. We account for intersegment sales transactions between our segments consistent with independent third-party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our retail segment is included within our wholesale segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third-party transactions. Segment operating income is based on profit or loss from operations before interest and other financing costs, interest and other income (expense), net and income taxes. Sales are attributed to countries on the basis of the customer's location.

Information for each of the last three fiscal years is provided below (in thousands):

	Fiscal Year Ended June 30,
	2023	2022	2021
Net sales
Wholesale segment	$449,591	$483,842	$413,076
Less: intersegment sales	(320,764)	(355,964)	(282,878)
Wholesale sales to external customers	128,827	127,878	130,198
Retail segment	662,555	689,884	554,971
Consolidated total	$791,382	$817,762	$685,169

Income before income taxes
Wholesale segment	$68,792	$63,930	$52,281
Retail segment	67,256	80,496	28,824
Elimination of intercompany profit(a)	1,148	(6,176)	(3,820)
Operating income	137,196	138,250	77,285
Interest and other income (expense), net	4,042	72	(393)
Interest expense and other financing costs	213	201	481
Consolidated total	$141,025	$138,121	$76,411

Depreciation and amortization
Wholesale segment	$6,328	$6,439	$6,714
Retail segment	9,286	9,548	9,671
Consolidated total	$15,614	$15,987	$16,385

Capital expenditures
Wholesale segment	$6,787	$8,125	$5,618
Retail segment	7,098	5,262	6,411
Consolidated total	$13,885	$13,387	$12,029

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	June 30,
(in thousands)	2023	2022	2021
Total Assets
Wholesale segment	$373,921	$341,466	$298,332
Retail segment	403,651	412,176	412,066
Inventory profit elimination(a)	(32,119)	(33,747)	(27,153)
Consolidated total	$745,453	$719,895	$683,245

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

Geographic Information

Our international net sales are comprised of our wholesale segment sales to independent retailers and our retail segment sales to customers through our Company-operated design centers in Canada.

The following table sets forth consolidated net sales by geographic area for each of the past three fiscal years:

	Fiscal Year Ended June 30,
Sales by Country	2022	2022	2021
United States	97.0%	96.0%	94.9%
All Others	3.0%	4.0%	5.1%

The following table sets forth long-lived assets by geographic area at June 30 (in thousands):

	2023	2022	2021
United States	$301,951	$295,747	$311,529
Mexico	20,695	15,085	15,381
Honduras	10,686	9,967	8,347
Canada	4,696	3,513	4,919
Total long-lived assets(1)	$338,028	$324,312	$340,176

(1)	Long-lived assets consist of property, plant and equipment and operating lease right-of-use assets and exclude goodwill, intangible assets, deferred income taxes and other assets.

(20)	Commitments and Contingencies

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

Purchase Commitments with Suppliers

Purchase obligations are defined as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We do, in the normal course of business, initiate purchase orders for the procurement of selected finished goods sourced from third-party suppliers, lumber, fabric, leather and other raw materials used in production, and certain outsourced services. All purchase orders are based on current needs and are fulfilled by suppliers within a relatively short time period. Our open purchase orders with respect to such goods and services was $29.2 million at June 30, 2023 and are expected to be paid in the next 12 months.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other Purchase Commitments

Other purchase commitments represent payment due for services such as telecommunication, computer-related software, finance and accounting services, web development, insurance and other maintenance contracts. These commitments are generally payable within one year and totaled approximately $16.9 million as of June 30, 2023.

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

On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote”, “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at June 30, 2023, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

In July 2023, our Case Goods manufacturing facility located in Orleans, Vermont was damaged by flood waters from the Barton River. The Company's incurred losses from the disposal of damaged inventory, inoperable machinery equipment from water damage, business interruption, facility cleanup, and restoration, are not yet determinable. We are working through insurance to recover a portion of our incurred losses. The manufacturing facility in Orleans resumed operations during August 2023 and is focused on reducing its backlog. The losses incurred from the flooding had no effect on the fiscal 2023 consolidated financial statements and are not expected to have a material impact on the fiscal 2024 consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management report on internal control over financial reporting is included under Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of June 30, 2023 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report which appears under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Policy Prohibiting Insider Trading and Related Procedures

Ethan Allen is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and third-party contractors, as well as by Ethan Allen itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Executive Officers of the Company

We provide some of the information about our executive officers under the heading Information About our Executive Officers in Part I of this Annual Report on Form 10-K. All other remaining information required by this item will be included in our proxy statement for our 2023 Annual Meeting of Stockholders and is incorporated in this item by reference.

Directors of the Company

The information required by this item will be included in our proxy statement for our 2023 Annual Meeting of Stockholders and is incorporated in this item by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our proxy statement for our 2023 Annual Meeting of Stockholders and is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information required by this item relating to security ownership of certain beneficial owners and management will be included in our proxy statement for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Equity Compensation Plan Information

The following table summarizes as of June 30, 2023, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	555,696	(1)	$23.93	(2)	1,346,671
Equity compensation plans not approved by security holders(3)	-		-		-
Total	555,696		$23.93		1,346,671

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

(3)	As of June 30, 2023, we did not maintain any equity compensation plans that have not been approved by our shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our proxy statement for our 2023 Annual Meeting of Stockholders and is incorporated in this item by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is CohnReznick LLP, New York, New York (PCAOB ID: 596). Our predecessor independent registered public accounting firm was KPMG LLP, Stamford, Connecticut (PCAOB ID: 185).

The information required by this item will be included in our proxy statement for our 2023 Annual Meeting of Stockholders and is incorporated in this item by reference.

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

(3)	Exhibits

The information required by this item is set forth below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-11692	3(a)	11/18/2016	-
3.2	Certificate of Designations relating to the New Convertible Preferred Stock dated as of March 23, 1993	10-K	001-11692	3(b)	8/12/2015	-
3.3	Certificate of Designations of Series C Junior Participating Preferred Stock dated as of July 3, 1996, and Certificate of Amendment of Certificate of Designations of Series C Junior Participating Preferred Stock dated as of December 27, 2004	10-K	001-11692	3(c)	8/12/2015	-
3.4	Amended and Restated By-laws of the Company	8-K	001-11692	3(d)	11/18/2016	-
4.1	Description of Securities of the Registrant	10-K	001-11692	4.1	8/29/2022	-
10.1	Restated Directors Indemnification Agreement dated March 1993, among the Company and Ethan Allen and their Directors (incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)	S-1	33-57216	10(c)	3/16/1993	-
10.2*	Employment Agreement between the Company and M. Farooq Kathwari dated October 1, 2015	8-K	001-11692	10.1	10/2/2015	-
10.3*	Form of Performance-Based Stock Unit Agreement	8-K	001-11692	10.2	10/2/2015	-
10.4*	Change in Control Severance Plan	8-K	001-11692	10.3	10/2/2015	-
10.5*	Ethan Allen Interiors Inc. Stock Incentive Plan	DEFC14A	001-11692	Appendix A	10/27/2015	-
10.6*	Form of Option Agreement for Grants to Independent Directors	10-K	001-11692	10(h)-4	9/13/2005	-
10.7*	Form of Option Agreement for Grants to Employees	10-K	001-11692	10(h)-5	9/13/2005	-
10.8*	Form of Restricted Stock Agreement for Executives	8-K	001-11692	10(f)-1	11/19/2007	-
10.9*	Form of Stock Option Agreement for Grants to Employees that include performance conditions	10-Q	001-11692	10(g)-5	5/1/2014	-
10.10	Third Amended and Restated Credit Agreement among Ethan Allen Interiors Inc., most of its domestic subsidiaries, and J.P. Morgan Chase Bank, N.A., as Administrative Agent and Syndication Agent, and Capital One, National Association, as Documentation Agent, dated as of January 26, 2022	10-Q	001-11692	10.1	1/27/2022	-

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

10.11*	Employment Agreement between the Company and M. Farooq Kathwari dated February 3, 2022	8-K	001-11692	10.1	2/3/2022	-
10.12*	Form of Performance-Based Stock Unit Agreement	8-K	001-11692	10.2	2/3/2022	-
10.13*	Form of Restricted Stock Unit Agreement	8-K	001-11692	10.3	2/3/2022	-
16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated February 10, 2022	8-K	001-11692	16.1	2/10/2022
19.1	Insider Trading Policy	-	-	-	-	X
21	List of subsidiaries of Ethan Allen Interiors Inc.	-	-	-	-	X
23.1	Consent of CohnReznick LLP	-	-	-	-	X
23.2	Consent of KPMG LLP	-	-	-	-	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	-	-	-	-	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	-	-	-	-	X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	-
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	-
97.1	Policy Governing the Recovery of Erroneously Awarded Compensation	-	-	-	-	X
101.INS	Inline XBRL Instance Document	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	-	X

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: August 24, 2023	By:	/s/ M. Farooq Kathwari
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

Name	Title	Date

/s/ M. Farooq Kathwari	Chairman, President and Chief Executive Officer	August 24, 2023
(M. Farooq Kathwari)	(Principal Executive Officer)

/s/ Matthew J. McNulty	Senior Vice President, Chief Financial Officer and Treasurer	August 24, 2023
(Matthew J. McNulty)	(Principal Financial and Accounting Officer)

/s/ María Eugenia Casar	Director	August 24, 2023
(María Eugenia Casar)

/s/ John J. Dooner Jr.	Director	August 24, 2023
(John J. Dooner Jr.)

/s/ David M. Sable	Director	August 24, 2023
(David M. Sable)

/s/ Tara I. Stacom	Director	August 24, 2023
(Tara I. Stacom)

/s/ Cynthia Ekberg Tsai	Director	August 24, 2023
(Cynthia Ekberg Tsai)