Form 10-Q
period 2023-09-30
ETHAN ALLEN INTERIORS INC
filed 2023-10-25
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 18, 2023, was 25,399,254.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q FIRST QUARTER OF FISCAL 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2023	June 30, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$56,888	$62,130
Investments	106,284	110,577
Accounts receivable, net	11,053	11,577
Inventories, net	149,623	149,195
Prepaid expenses and other current assets	28,950	25,974
Total current assets	352,798	359,453

Property, plant and equipment, net	221,504	222,167
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	117,332	115,861
Deferred income taxes	655	640
Other assets	2,146	2,204
TOTAL ASSETS	$739,563	$745,453

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$29,633	$28,565
Customer deposits	77,928	77,765
Accrued compensation and benefits	20,579	23,534
Current operating lease liabilities	26,530	26,045
Other current liabilities	10,272	7,188
Total current liabilities	164,942	163,097
Operating lease liabilities, long-term	105,102	104,301
Deferred income taxes	3,066	3,056
Other long-term liabilities	3,897	3,993
TOTAL LIABILITIES	$277,007	$274,447

Commitments and contingencies (see Note 18)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,535 and 49,426 shares issued; 25,399 and 25,356 shares outstanding at September 30, 2023 and June 30, 2023, respectively	495	494
Additional paid-in capital	386,816	386,146
Treasury stock, at cost: 24,136 and 24,070 shares at September 30, 2023 and June 30, 2023, respectively	(684,747)	(682,646)
Retained earnings	762,830	769,819
Accumulated other comprehensive loss	(2,810)	(2,785)
Total Ethan Allen Interiors Inc. shareholders' equity	462,584	471,028
Noncontrolling interests	(28)	(22)
TOTAL SHAREHOLDERS' EQUITY	462,556	471,006
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$739,563	$745,453

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended
	September 30,
	2023	2022
Net sales	$163,892	$214,530
Cost of sales	63,751	84,914
Gross profit	100,141	129,616

Selling, general and administrative expenses	80,298	91,962
Restructuring and other charges, net of gains	1,492	(1,996)
Operating income	18,351	39,650

Interest and other income, net	1,785	396
Interest and other financing costs	61	55
Income before income taxes	20,075	39,991
Income tax expense	5,136	10,111
Net income	$14,939	$29,880

Per share data
Basic earnings per common share
Net income per basic share	$0.59	$1.17
Basic weighted average common shares	25,504	25,458
Diluted earnings per common share
Net income per diluted share	$0.58	$1.17
Diluted weighted average common shares	25,618	25,560

Comprehensive income
Net income	$14,939	$29,880
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(552)	(226)
Other	521	137
Other comprehensive income (loss), net of tax	(31)	(89)
Comprehensive income	$14,908	$29,791

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$14,939	$29,880
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,947	3,857
Share-based compensation expense	357	268
Non-cash operating lease cost	7,925	7,802
Deferred income taxes	(5)	(848)
Restructuring and other charges, net of gains	1,492	(1,996)
Payments on restructuring and other charges, net of proceeds	(166)	(238)
Loss on disposal of property, plant and equipment	35	36
Other	24	331
Change in operating assets and liabilities:
Accounts receivable, net	524	8,412
Inventories, net	(1,389)	8,848
Prepaid expenses and other current assets	(3,194)	(639)
Customer deposits	163	(12,192)
Accounts payable and accrued expenses	(363)	(668)
Accrued compensation and benefits	(3,012)	(2,711)
Operating lease liabilities	(8,200)	(8,230)
Other assets and liabilities	3,623	6,510
Net cash provided by operating activities	16,700	38,422

Cash Flows from Investing Activities
Proceeds from sale of property, plant and equipment	-	8,103
Capital expenditures	(3,697)	(3,179)
Purchases of investments	(24,998)	(64,953)
Proceeds from sales of investments	30,684	26,504
Net cash provided by (used in) investing activities	1,989	(33,525)

Cash Flows from Financing Activities
Payment of cash dividends	(21,928)	(20,879)
Proceeds from employee stock plans	313	-
Taxes paid related to net share settlement of equity awards	(2,101)	(765)
Payments on financing leases	(131)	(133)
Net cash used in financing activities	(23,847)	(21,777)

Effect of exchange rate changes on cash and cash equivalents	(90)	(273)

Net decrease in cash, cash equivalents and restricted cash	(5,248)	(17,153)
Cash, cash equivalents and restricted cash at beginning of period	62,622	110,871
Cash, cash equivalents and restricted cash at end of period	$57,374	$93,718

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2023	49,426	$494	$386,146	24,070	$(682,646)	$(2,785)	$769,819	$(22)	$471,006
Net income	-	-	-	-	-	-	14,939	-	14,939
Common stock issued on share-based awards	12	-	313	-	-	-	-	-	313
Share-based compensation expense	-	-	357	-	-	-	-	-	357
Restricted stock vesting	97	1	-	66	(2,101)	-	-	-	(2,100)
Cash dividends declared	-	-	-	-	-	-	(21,928)	-	(21,928)
Other comprehensive loss	-	-	-	-	-	(25)	-	(6)	(31)
Balance at September 30, 2023	49,535	$495	$386,816	24,136	$(684,747)	$(2,810)	$762,830	$(28)	$462,556

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2022	49,360	$494	$384,782	24,037	$(681,834)	$(6,462)	$710,369	$(26)	$407,323
Net income	-	-	-	-	-	-	29,880	-	29,880
Share-based compensation expense	-	-	268	-	-	-	-	-	268
Restricted stock vesting	55	-	1	31	(765)	-	-	-	(764)
Cash dividends declared	-	-	-	-	-	-	(20,879)	-	(20,879)
Other comprehensive loss	-	-	-	-	-	(82)	-	(7)	(89)
Balance at September 30, 2022	49,415	$494	$385,051	24,068	$(682,599)	$(6,544)	$719,370	$(33)	$415,739

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of September 30, 2023, the Company operated 141 retail design centers with 137 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras. Approximately 75% of our products are manufactured or assembled in the North American plants. We also contract with various suppliers located in Europe, Asia and other countries that produce products that support our business.

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

All intercompany activity and balances, including any related profit on intercompany sales, have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report on Form 10-K”). We derived the June 30, 2023 consolidated balance sheet from our audited financial statements included in our 2023 Annual Report on Form 10-K.

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

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheets. At both September 30, 2023 and June 30, 2023, we held $0.5 million of restricted cash related to our Ethan Allen insurance captive.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We have evaluated subsequent events through the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

(3)	Recent Accounting Pronouncements

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability to our consolidated financial statements.

New Accounting Standards or Updates Adopted in Fiscal 2024

Business Combinations. In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. The adoption of this accounting standard in the first quarter of fiscal 2024 did not have an impact on our consolidated financial statements.

Derivatives and Hedging. In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 801): Fair Value Hedging – Portfolio Layer Method, which expands the current single-layer hedging model to allow multiple-layer hedges of a single closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments under the method. The adoption of this accounting standard in the first quarter of fiscal 2024 did not have an impact on our consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact upon adoption.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At September 30, 2023 and June 30, 2023, these amounts were immaterial.

Allowance for Doubtful Accounts. Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. At September 30, 2023 and June 30, 2023, the allowance for doubtful accounts was immaterial.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Commissions. We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At September 30, 2023, we had prepaid commissions of $12.6 million, which we expect to recognize to selling expense in the next two fiscal quarters as Selling, general and administrative expenses within our consolidated statements of comprehensive income.

Customer Deposits. We collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. As of September 30, 2023, we had customer deposits of $77.9 million compared with $77.8 million at June 30, 2023. During the first quarter of fiscal 2024, we recognized $54.2 million of revenue related to our contract liabilities as of June 30, 2023. We expect that substantially all of the customer deposits received as of September 30, 2023 will be recognized as revenue within the next twelve months as the performance obligations are satisfied.

The following table disaggregates our net sales by product category by segment (in thousands):

	Three months ended September 30, 2023				Three months ended September 30, 2022
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$49,265	$65,193	$(35,952)	$78,506	$58,622	$90,982	$(43,565)	$106,039
Case goods(3)	30,335	32,301	(17,976)	44,660	38,170	49,254	(23,458)	63,966
Accents(4)	20,788	28,825	(15,211)	34,402	19,621	34,205	(16,756)	37,070
Other(5)	(958)	7,282	-	6,324	(1,762)	9,217	-	7,455
Total	$99,430	$133,601	$(69,139)	$163,892	$114,651	$183,658	$(83,779)	$214,530

(1)	The Eliminations column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At September 30, 2023 and June 30, 2023, we have categorized our investments as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities as of September 30, 2023 or June 30, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and June 30, 2023. We did not have any transfers between levels of fair value measurements during the periods presented.

	Fair Value Measurements at September 30, 2023

Assets	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	$17,098	$-	$-	$17,098
Investments (2)	-	106,284	-	106,284
Total	$17,098	$106,284	$-	$123,382

	Fair Value Measurements at June 30, 2023

Assets	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	$23,923	$-	$-	$23,923
Investments (2)	-	110,577	-	110,577
Total	$23,923	$110,577	$-	$134,500

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

(2)

Our investments as of September 30, 2023 and June 30, 2023 consisted solely of U.S. Treasury Bills with maturities of less than one year. We classify our investments as available-for-sale debt investments. The fair value of our underlying investments is based on observable inputs. Our investments are classified as Level 2 and are included in Investments (short-term) within the consolidated balance sheets. All unrealized gains and losses were included in Accumulated other comprehensive loss within the consolidated balance sheets. There were no material gross unrealized gains or losses on the investments at September 30, 2023 or June 30, 2023.

There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2024 or 2023.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings as of September 30, 2023 and June 30, 2023. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Company's lease terms and discount rates are as follows:

	September 30,
	2023	2022
Weighted average remaining lease term (in years)
Operating leases	5.8	6.0
Financing leases	2.2	2.4
Weighted average discount rate
Operating leases	5.7%	4.5%
Financing leases	3.8%	3.1%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended
		September 30,
	Statements of Comprehensive Income Location	2023	2022

Operating lease cost(1)	Selling, general and administrative (“SG&A”) expenses	$7,925	$7,802
Financing lease cost
Depreciation of property	SG&A expenses	124	128
Interest on lease liabilities	Interest and other financing costs	4	8
Short-term lease cost(2)	SG&A expenses	58	255
Variable lease cost(3)	SG&A expenses	2,427	2,210
Less: Sublease income	SG&A expenses	(288)	(293)
Total lease expense		$10,250	$10,110

(1)	Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.

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

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of September 30, 2023 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2024 (remaining nine months)	$24,954	$256
2025	31,161	80
2026	26,980	72
2027	20,524	66
2028	17,897	-
Thereafter	33,955	-
Total undiscounted future minimum lease payments	155,471	474
Less: imputed interest	(23,839)	(24)
Total present value of lease obligations(1)	$131,632	$450

(1)	There were no future commitments under short-term operating lease agreements as of September 30, 2023.

As of September 30, 2023, we did not have any operating or finance leases that have not yet commenced.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other supplemental information for our leases is as follows (in thousands):

	Three months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,200	$8,230
Operating cash flows from financing leases	$131	$133
Operating lease assets obtained in exchange for operating lease liabilities	$7,680	$5,510

There were no non-cash financing lease obligations obtained in exchange for new financing lease assets during the three months ended September 30, 2023 or 2022.

Sale-leaseback transaction. On August 1, 2022, we completed a sale-leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center. The design center was leased back to Ethan Allen via a multi-year operating lease agreement. As part of the transaction, we received net proceeds of $8.1 million, which resulted in a pre-tax gain of $1.8 million recorded within Restructuring and other charges, net of gains and $5.2 million deferred as a liability to be amortized to Restructuring and other charges, net of gains over the term of the related lease. For the three months ended September 30, 2023, we amortized an additional $0.7 million of this deferred liability as a gain within Restructuring and other charges, net of gains. As of September 30, 2023, the deferred liability balance was $2.2 million recorded in Other current liabilities on our consolidated balance sheet.

(7)	Inventories

Inventories are summarized as follows (in thousands):

	September 30,	June 30,
	2023	2023
Finished goods	$111,253	$108,873
Work in process	12,983	12,606
Raw materials	27,250	29,653
Inventory reserves	(1,863)	(1,937)
Inventories, net	$149,623	$149,195

(8)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	September 30,	June 30,
	2023	2023
Land and improvements	$77,915	$77,940
Building and improvements	354,226	352,582
Machinery and equipment	126,803	126,203
Property, plant and equipment, gross	558,944	556,725
Less: accumulated depreciation and amortization	(337,440)	(334,558)
Property, plant and equipment, net	$221,504	$222,167

We recorded depreciation and amortization expense of $3.9 million during the three months ended September 30, 2023 and 2022, respectively.

(9)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At September 30, 2023 and June 30, 2023, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which is assigned to our wholesale reporting unit. Our wholesale reporting unit is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Consistent with the timing of prior years, we performed our annual goodwill and indefinite-lived intangible asset impairment tests during the fourth quarter of fiscal 2023 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required.

(10)	Other Current Liabilities

The following table summarizes the nature of the amounts within Other current liabilities (in thousands):

	September 30,	June 30,
	2023	2023

Income taxes payable	$3,970	$266
Deferred liability, short-term (1)	2,183	2,620
Financing lease liabilities, short-term	267	378
Customer financing program rebate	384	433
Other current liabilities	3,468	3,491
Other current liabilities	$10,272	$7,188

(1)

As of September 30, 2023, the deferred liability balance associated with the sale-leaseback transaction completed on August 1, 2022 was $2.2 million which was all recorded in Other current liabilities on our consolidated balance sheet. Refer to Note 6, Leases, for further disclosure on the transaction.

(11)	Income Taxes

The Company's process for determining the provision for income taxes involves using an estimated annual effective tax rate which is based on expected annual income and statutory tax rates across the various jurisdictions in which we operate. We recorded a provision for income tax expense of $5.1 million for the three months ended September 30, 2023 compared with $10.1 million in the prior year comparable period. Our consolidated effective tax rate was 25.6% for the three months ended September 30, 2023 compared with 25.3% in the year ago first quarter. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

We recognize interest and penalties related to income tax matters as a component of income tax expense. As of September 30, 2023, we had $3.2 million of unrecognized tax benefits compared with $3.0 million as of June 30, 2023. It is reasonably possible that various issues relating to $0.4 million of the total gross unrecognized tax benefits as of September 30, 2023 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, $0.3 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

(12)	Credit Agreement

On January 26, 2022, the Company and most of its domestic subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amends and restates the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides the Company with an option to increase the size of the facility up to an additional amount of $60 million. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense within Interest and other financing costs in the consolidated statements of comprehensive income over the remaining life of the Credit Agreement using the effective interest method.

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.0 million at both September 30, 2023 and June 30, 2023.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYRFB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility as of September 30, 2023, June 30, 2023, or at any time during fiscal 2024 and 2023. Since we had no outstanding borrowings during fiscal 2024 and 2023, there was no interest expense during these periods.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal years 2024 or 2023, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At both September 30, 2023 and June 30, 2023, we were in compliance with all the covenants under the Facility.

Letters of Credit. At both September 30, 2023 and June 30, 2023, there was $4.0 million of standby letters of credit outstanding under the Facility.

(13)	Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains were as follows (in thousands):

	Three months ended September 30,
	2023	2022
Orleans, Vermont flood	$2,096	$-
Gain on sale-leaseback transaction	(655)	(2,257)
Severance and other charges	51	261
Total Restructuring and other charges, net of gains	$1,492	$(1,996)

Activity within restructuring and other charges, net of gains are summarized in the table below (in thousands):

	Balance	Fiscal 2024 Activity				Balance
	June 30, 2023	Expenses/(Gain)	Non-Cash	Payments	Receipts	September 30, 2023
Orleans, Vermont flood(1)
Inventory write-downs and overhead manufacturing costs	$-	$1,350	$1,350	$-	$-	$-
Repair and remediation costs	-	2,206	-	(1,166)	-	1,040	(1)
Insurance recoveries and grant proceeds	-	(1,460)	-	-	1,000	(460)	(2)
Sub-total	$-	$2,096	$1,350	$(1,166)	$1,000	$580

Gain on sale-leaseback transaction	$2,838	$(655)	$-	$-	$-	$2,183	(3)
Severance and other charges	321	51	-	-	-	372
Total Restructuring and other charges, net	$3,159	$1,492	$1,350	$(1,166)	$1,000	$3,135

(1)

In July 2023, our wood furniture manufacturing operations located in Orleans, Vermont sustained damage from heavy flooding of the nearby Barton River. In addition to losses related to wood furniture inventory parts and state-of-the-art manufacturing equipment, the flooding also resulted in a temporary work stoppage for many Vermont associates and a disruption and delay of shipments. Losses incurred from the disposal of damaged inventory, inoperable machinery equipment from water damage, facility cleanup, and restoration, was $2.1 million, net of insurance recoveries and grant proceeds. The remaining amount of repair and remediation costs to be paid as of September 30, 2023 is accrued for within Accounts payable and accrued expenses.

(2)

The Vermont Department of Economic Development awarded Ethan Allen a $0.5 million grant through its Business Emergency Gap Assistance Program. These funds were used toward the cleanup and restoration efforts. Insurance proceeds received during the first quarter of fiscal 2024 totaled $0.5 million with an additional $0.46 million to be paid to Ethan Allen within the next three months, which is reflected within Prepaid expenses and other current assets.

(3)

In August 2022, we sold and subsequently leased back a retail design center and recognized a net gain of $0.7 million for the three months ended September 30, 2023. The remaining deferred liability of $2.2 million as of September 30, 2023 will be recognized over the remaining life of the lease. Refer to Note 6, Leases, for further discussion on the sale-leaseback transaction.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(14)	Earnings Per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share (“EPS”):

	Three months ended
	September 30,
(in thousands, except per share data)	2023	2022
Numerator (basic and diluted):
Net income available to common Shareholders	$14,939	$29,880

Denominator:
Basic weighted average shares common shares outstanding	25,504	25,458
Dilutive effect of stock options and other share-based awards (1)	114	102
Diluted weighted average shares common shares outstanding	25,618	25,560

Earnings per share:
Basic	$0.59	$1.17
Diluted	$0.58	$1.17

(1) Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of September 30, 2023 and 2022, total share-based awards of 20,088 and 94,379, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of September 30, 2023 and 2022, the number of performance units excluded from the calculation of diluted EPS were 165,176 and 181,096, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

(15)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on investments. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Our investments consist of U.S. Treasury Bills with maturities of one year or less. All unrealized gains and losses are included in Accumulated Other Comprehensive Loss within the consolidated balance sheets.

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2023	June 30, 2023
Accumulated foreign currency translation adjustments	$(3,771)	$(3,219)
Accumulated unrealized gains on investments, net of tax	961	434
	$(2,810)	$(2,785)

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	2023	2022
Beginning balance at July 1	$(2,785)	$(6,462)
Other comprehensive loss, net of tax	(31)	(89)
Less AOCI attributable to noncontrolling interests	6	7
Ending balance at September 30	$(2,810)	$(6,544)

(16)	Share-Based Compensation

We recognized total share-based compensation expense of $0.4 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. As of September 30, 2023, $2.8 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.1 years. There was no share-based compensation capitalized during the three months ended September 30, 2023 and 2022, respectively.

At September 30, 2023, there were 1,246,953 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock and stock units. The number and frequency of share-based awards granted are based on competitive practices, our operating results, government regulations, and other factors.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the three months ended September 30, 2023 and 2022.

Non-Employee Stock Option Grants. The Plan also provides for the grant of share-based awards, including stock options, to non-employee directors of the Company. During the first quarter of fiscal 2024, we granted 14,330 stock options at an exercise price of $34.89 to our existing non-employee directors. In the prior year first quarter, we granted 23,970 stock options at an exercise price of $25.03. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on the Company’s Board of Directors (the “Board”). All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board. There were no other non-employee stock option grants during fiscal 2024 or 2023.

As of September 30, 2023, $0.2 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 2.4 years. A total of 112,145 stock options were outstanding as of September 30, 2023, at a weighted average exercise price of $24.96 and a weighted average grant date fair value of $7.00.

Restricted Stock Unit Activity

During the first three months of fiscal 2024, we granted 17,232 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $28.58. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in three equal annual installments on the anniversary of the date of grant. In the year ago first quarter, we granted 21,257 RSUs with a weighted average grant date fair value of $19.48 and vest in three equal annual installments on the anniversary date of the grant.

During the first three months of fiscal 2024, 15,537 RSUs vested and 250 RSUs forfeited, leaving 55,308 RSUs unvested and outstanding as of September 30, 2023, with a weighted average grant date fair value of $21.44.

As of September 30, 2023, $1.1 million of total unrecognized compensation expense related to non-vested RSUs is expected to be recognized over a weighted average remaining period of 2.3 years.

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

During the first three months of fiscal 2024, we granted 73,095 PSUs with a weighted average grant date fair value of $27.58 compared with 103,096 PSUs at a weighted average grant date fair value of $18.75 in the prior year first quarter. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model.

During the first three months of fiscal 2024, 81,250 PSUs, that were previously granted in August 2020, vested and none were forfeited. As of September 30, 2023, a total of 378,841 PSUs were outstanding, with a weighted average grant date fair value of $22.08.

Unrecognized compensation expense as of September 30, 2023, related to PSUs, was $1.6 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 2.0 years.

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

Retail Segment. The retail segment sells home furnishings and accents to clients through a network of Company-operated design centers. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of retail home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities. As of September 30, 2023, the Company operated 141 design centers within our retail segment.

Intersegment. We account for intersegment sales transactions between our segments consistent with independent third-party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our retail segment is included within our wholesale segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third-party transactions. Segment operating income is based on profit or loss from operations before interest and other income, net, interest and other financing costs, and income taxes. Sales are attributed to countries on the basis of the customer's location.

Segment information is provided below (in thousands):

	Three months ended
	September 30,
	2023	2022
Net sales
Wholesale segment	$99,430	$114,651
Less: intersegment sales	(69,139)	(83,779)
Wholesale sales to external customers	30,291	30,872
Retail segment	133,601	183,658
Consolidated total	$163,892	$214,530

Income before income taxes
Wholesale segment	$14,371	$15,413
Retail segment	5,162	21,989
Elimination of intercompany profit (a)	(1,182)	2,248
Operating income	18,351	39,650
Interest and other income, net	1,785	396
Interest and other financing costs	61	55
Consolidated total	$20,075	$39,991

Depreciation and amortization
Wholesale segment	$1,602	$1,591
Retail segment	2,345	2,266
Consolidated total	$3,947	$3,857

Capital expenditures
Wholesale segment	$1,456	$2,061
Retail segment	2,241	1,118
Consolidated total	$3,697	$3,179

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(in thousands)	September 30,	June 30,
Total Assets	2023	2023
Wholesale segment	$362,535	$373,921
Retail segment	410,142	403,651
Inventory profit elimination (a)	(33,114)	(32,119)
Consolidated total	$739,563	$745,453

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(18)	Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (specifically when the goods or services are received).

Material Cash Requirements from Contractual Obligations. As disclosed in our 2023 Annual Report on Form 10-K, we had total contractual obligations of $199.1 million, including $152.4 million related to our operating lease commitments and $29.2 million of open purchase orders as of June 30, 2023. Except for $8.2 million in operating lease payments made to our landlords and $7.7 million of operating lease assets obtained in exchange for $7.7 million of operating lease liabilities during the first three months of fiscal 2024, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2023 Annual Report on Form 10-K.

Legal Matters. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at September 30, 2023, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A should be read in conjunction with our 2023 Annual Report on Form 10-K, Current Reports on Form 8-K and other filings with the SEC, and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to the following: declines in certain economic conditions, which impact consumer confidence and spending; financial or operational difficulties due to competition in the residential home furnishings industry; a significant shift in consumer preference toward purchasing products online; inability to maintain and enhance the Ethan Allen brand; failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner; inability to maintain current design center locations at current costs; failure to select and secure appropriate retail locations; disruptions in the supply chain and supply chain management; fluctuations in the price, availability and quality of raw materials and imported finished goods resulting in increased costs and production delays; competition from overseas manufacturers and domestic retailers; the number of manufacturing and distribution sites may increase exposure to business disruptions and could result in higher transportation costs; current and former manufacturing and retail operations and products are subject to increasingly stringent environmental, health and safety requirements; product recalls or product safety concerns; significant increased costs or potential liabilities as a result of environmental laws and regulations aimed at combating climate change; risk to reputation and stock price related to future disclosures on Environmental, Social and Governance (“ESG”) matters; extensive reliance on information technology systems to process transactions, summarize results, and manage the business and that of certain independent retailers; disruptions in both primary and back-up systems; cyber-attacks and the failure to maintain adequate cyber-security systems and procedures; loss, corruption and misappropriation of data and information relating to customers; global and local economic uncertainty may materially adversely affect manufacturing operations or sources of merchandise and international operations; changes in U.S. trade and tax policies; reliance on certain key personnel, loss of key personnel or inability to hire additional qualified personnel; a shortage of qualified labor within our operations and our supply chain; potential future asset impairment charges resulting from changes to estimates or projections used to assess assets’ fair value, financial results that are lower than current estimates or determinations to close underperforming locations; access to consumer credit could be interrupted as a result of external conditions; risks associated with self-insurance related to health benefits; adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty; failure to protect the Company’s intellectual property; hazards and risks which may not be fully covered by insurance; and other factors disclosed in Part I, Item 1A. Risk Factors, in our 2023 Annual Report on Form 10-K, and elsewhere here in this Quarterly Report on Form 10-Q.

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of September 30, 2023, the Company operates 141 retail design centers; 137 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the United States, two upholstery manufacturing plants in Mexico and one case goods manufacturing plant in Honduras. Approximately 75% of our products are manufactured or assembled in the North American plants. We also contract with various suppliers located in Europe, Asia and other various countries to produce products that support our business.

Ethan Allen was named to Newsweek’s list of America’s Best Retailers, including the #1 retailer of Premium Furniture, during the first quarter of fiscal 2024. This award is presented by Newsweek and Statista Inc., a leading statistics portal and industry ranking provider. The final assessment and rankings were the result of an independent survey of more than 9,000 customers who have shopped at retail stores in person in the past three years and based on the likelihood of recommendation and the evaluation of products, customer service, atmosphere, accessibility and store layout.

Business Model. We are an Interior Design Destination. We are celebrating our 91st year and remain focused on the concept of constant reinvention. Our business model is to maintain focus on (i) providing relevant product offerings, (ii) capitalizing on the professional and personal service offered to our customers by our interior design professionals, (iii) leveraging the benefits of our vertical integration including a strong manufacturing presence in North America, (iv) regularly investing in new technologies across key aspects of our vertically integrated business, (v) maintaining a strong logistics network, (vi) communicating our messages with strong advertising and marketing campaigns, and (vii) being socially responsible. We seek to constantly reinvent our projection and product offerings through a broad selection of products, designed to complement one another, reflecting current fashion trends in home furnishing under the umbrella of Classics with a Modern Perspective. Our vertical integration is a competitive advantage for us. Our North American manufacturing and logistics operations are an integral part of an overall strategy to maximize production efficiencies and maintain this competitive advantage.

Talent. As of September 30, 2023, our employee count totaled 3,659, with 2,584 employees in our wholesale segment and 1,075 in our retail segment. Our employee count has decreased 2.4% during fiscal 2024, reflective of manufacturing efficiencies gained through the use of technology combined with reduced production from lower backlog and a decline in incoming written orders. Our retail segment headcount has remained flat during fiscal 2024. Compared to a year ago, our wholesale segment headcount is down 13.1% while our retail segment is 10.0% lower.

Fiscal 2024 First Quarter in Review (1). We continued to maintain a strong balance sheet, a high gross margin and a strong double-digit operating margin, as we believe we are well-positioned to support our future growth initiatives. We ended the quarter with cash, cash equivalents and investments of $163.2 million and no outstanding debt. Continuing our strong history of returning capital to shareholders, our Board declared and paid both a regular quarterly cash dividend of $0.36 per share as well as a special dividend of $0.50 per share in August 2023. Retail written orders were down 13.2% compared with the year ago first quarter as inflationary pressures, high interest rates and a pull back on discretionary home-related spending, negatively impacted demand. Consolidated net sales of $163.9 million were down 23.6% primarily due to manufacturing delays caused by the recent Vermont flood, which reduced net sales by approximately $15 million. Consolidated gross margin improved to 61.1% primarily due to a change in the product mix, lower input costs and operational efficiencies gained through the use of technology partially offset by lower unit volume sales and a change in the sales mix. Our adjusted operating margin of 12.1% decreased 550 basis points from last year driven by the decline in sales. Adjusted diluted earnings per share of $0.63 compared with $1.11 a year ago. Cash generated from operations totaled $16.7 million compared with $38.4 million in the prior year quarter.

In July 2023, our wood furniture manufacturing operations located in Orleans, Vermont sustained damage from heavy flooding. In addition to losses related to wood furniture inventory parts and state-of-the-art manufacturing equipment, the flooding also resulted in a temporary work stoppage for many Vermont associates and a disruption and delay of shipments for approximately seven weeks. The delay in the production of custom orders reduced our consolidated net sales by approximately $15 million for the first quarter and increased our case goods backlog by 3 weeks. Losses incurred from the flood totaled $2.1 million, net of insurance recoveries and grant proceeds.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

While we understand the challenges of a slower economy and the reduction of consumer focus on the home, we remain cautiously optimistic that our current business model, strategy, and balance sheet will enable us to fulfill our many initiatives over the remainder of the fiscal year.

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data).

	Three months ended September 30,
	2023	% of Sales	% Chg		2022	% of Sales	% Chg
Net sales	$163.9	100.0%	(23.6%	)	$214.5	100.0%	17.7%
Gross profit	$100.1	61.1%	(22.7%	)	$129.6	60.4%	18.7%
Operating income	$18.4	11.2%	(53.7%	)	$39.7	18.5%	44.9%
Adjusted operating income(1)	$19.8	12.1%	(47.4%	)	$37.7	17.6%	35.9%
Net income	$14.9	9.1%	(50.0%	)	$29.9	13.9%	48.3%
Adjusted net income(1)	$16.1	9.8%	(43.5%	)	$28.4	13.2%	39.1%
Diluted EPS	$0.58		(50.4%	)	$1.17		48.1%
Adjusted diluted EPS(1)	$0.63		(43.2%	)	$1.11		38.8%
Cash flow from operating activities	$16.7		(56.5%	)	$38.4		126.2%
Adjusted annualized return on equity	13.3%				27.3%
Wholesale written orders			(15.6%	)			(7.2% )
Retail written orders			(13.2%	)			(8.6% )

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

The following table shows our design center information.

	Fiscal 2024			Fiscal 2023
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	153	139	292	155	141	296
New locations	-	3	3	-	-	-
Closures	(2)	(1)	(3)	-	(2)	(2)
Transfers	-	-	-	-	-	-
Balance at September 30	151	141	292	155	139	294
Relocations (in new and closures)	-	1	1	-	-	-

Retail Design Center geographic locations:
United States	33	137	170	33	135	168
Canada	-	4	4	-	4	4
China	103	-	103	105	-	105
Other Asia	10	-	10	11	-	11
Middle East and Europe	5	-	5	6	-	6
Total	151	141	292	155	139	294

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three months ended September 30, 2023 and 2022, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended
	September 30,
	2023	2022	% Change
Consolidated net sales	$163,892	$214,530	(23.6%)
Wholesale net sales	$99,430	$114,651	(13.3%)
Retail net sales	$133,601	$183,658	(27.3%)
Consolidated gross profit	$100,141	$129,616	(22.7%)
Consolidated gross margin	61.1%	60.4%

Consolidated Net Sales

Consolidated net sales for the three months ended September 30, 2023 decreased $50.6 million or 23.6% compared to the prior year quarter primarily due to a 27.3% reduction in retail sales through our Company-operated design centers and a decline of 13.3% in wholesale net shipments. In July 2023, our Orleans, Vermont wood furniture manufacturing operations sustained damage from heavy flooding which resulted in a temporary work stoppage and lowered shipments by approximately $15 million during the first quarter. Our Orleans plant has since resumed operations and we expect to recover from the delayed shipments during the second and third quarters of fiscal 2024. Sales in the first quarter a year ago were also historically high as we increased our manufacturing production to bring our significant backlog more current.

Wholesale Net Sales

Wholesale net sales for the three months ended September 30, 2023 decreased $15.2 million or 13.3% compared to the prior year quarter due to a decrease in intersegment sales to our Company-operated design centers and sales to our independent dealers partially offset by higher contract sales. Reduced sales were primarily from a decline in delivered volume as a result of the flooding in Vermont combined with lower incoming written orders. Excluding intersegment sales to our retail segment, wholesale net sales decreased 1.9% compared to the prior year quarter. Our wholesale net sales outside the U.S. were down 15.0% compared to the prior year due to a reduction in net sales to China and our international retailers in Southeast Asia. Sales to our international independent retailers represented 1.8% of total wholesale net sales compared to 1.9% in the prior year period. Our contract sales, including shipments to the United States government General Services Administration (“GSA”) increased 9.3%.

Wholesale written orders, which represent orders booked through all of our channels, were down 15.6% for the three months ended September 30, 2023 compared to the prior year quarter. Our independent U.S. retail network orders were down 7.2%, international retailer orders were down 20.7%, orders from our intersegment Company-operated design centers were down 16.0% and our contract orders (primarily GSA) were down 17.9%. The decline in written orders is a result of the overall market downturn in home furnishings from challenging factors, such as inflationary pressures, high interest rates, global unrest and a change in the allocation of discretionary spending. Wholesale backlog was $75.4 million as of September 30, 2023, down 28.6% from a year ago but up $1.4 million from June 30, 2023 due to the timing of incoming GSA written orders combined with production levels being negatively impacted by the Vermont flood which increased our case goods backlog by approximately 3 weeks. The number of weeks of wholesale backlog as of September 30, 2023 was down compared to last year, with notable improvements seen within upholstery and home accents, partially offset by the aforementioned higher case goods backlog. In the near-term, our teams are managing the business to work through the higher order backlog and remain focused on production and shipping.

Retail Net Sales

Net sales from Company-operated design centers for the three months ended September 30, 2023 decreased $50.1 million or 27.3% compared to the prior year quarter. There was a 28.1% decrease in net sales within the U.S., while net sales from our Canadian design centers increased 19.6%. The decline in retail net sales was primarily from a decline in delivered unit volume as a result of the flooding in Vermont, which led to lower manufacturing productions levels, combined with declining written orders and decreased premier home delivery revenue partially offset by higher clearance sales. Canadian retail net sales were higher driven by an increase in average ticket price combined with the prior year first quarter being negatively impacted by temporary disruptions at a local service center that impacted deliveries. Retail written orders decreased 13.2% year over year as inflationary pressures, higher interest rates and global unrest have contributed to the softening of consumer interest in home furnishings and is reflected in a decrease in quarterly traffic compared to the prior year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We are proud to celebrate our culture of constant reinvention and excited to start the next phase of our journey. We are repositioning our retail network as an Interior Design Destination and are nearing completion of this design center refresh project. As part of this refresh initiative, we incurred incremental expenditures associated with new product swatches, samples, floor displays and maintenance including paint, lighting and flooring. In the upcoming months we will be hosting design center grand reopenings, which offer guests a chance to see our new products and meet our local designers. As of September 30, 2023, there were 141 Company-operated design centers compared to 139 in the prior year, with new locations in The Villages, Florida and Avon, Ohio and a relocation of our Manhattan design center.

Consolidated Gross Profit and Margin

Consolidated gross profit for the three months ended September 30, 2023 decreased $29.5 million or 22.7% compared to the prior year first quarter due to sales declines within both our wholesale and retail segments, a change in the sales mix with a shift to more wholesale sales which carries lower margins, and lower delivered unit volume. These decreases were partially offset by wholesale margin expansion from lower input costs including declining inbound freight, disciplined promotional activity, a higher percentage of contract sales, a favorable product mix and an increase in average ticket price. Wholesale gross profit decreased 4.6% primarily due to a 13.3% reduction in net sales gross partially offset by margin expansion from declining input costs (inbound freight and materials). As a result of the decline in incoming written orders and lower weeks of backlog, we have reduced our Upholstery production levels. Retail gross profit decreased 27.2% primarily due to the 27.3% decrease in net shipments, increased designer floor sample sales, lower premier home delivery revenue and increased fees to offer our customers interest free financing partially offset by an increase in average ticket sale.

Consolidated gross margin was 61.1% compared with 60.4% in the prior year quarter due to a change in product mix and lower manufacturing input costs partially offset by a change in sales mix. The just completed first quarter of fiscal 2024 was our 10th consecutive quarter that consolidated gross margin exceeded 58%. Our wholesale segment gross margin increased 330 basis points while our retail segment gross margin was flat to last year. Retail sales, as a percentage of total consolidated sales, were 81.5% in the current year first quarter, down from 85.6% in the prior year.

SG&A Expenses

(in thousands)	Three months ended
	September 30,
	2023	2022	% Change
SG&A expenses	$80,298	$91,962	(12.7%	)
Restructuring and other charges, net of gains	$1,492	$(1,996)	(174.7%	)
Consolidated operating income	$18,351	$39,650	(53.7%	)
Consolidated GAAP operating margin	11.2%	18.5%
Consolidated adjusted operating margin	12.1%	17.6%
Wholesale operating income	$14,371	$15,413	(6.8%	)
Retail operating income	$5,162	$21,989	(76.5%	)

SG&A expenses for the three months ended September 30, 2023 decreased $11.7 million or 12.7% due to lower selling expenses from reduced delivered unit volumes partially offset by an increase in general and administrative costs. Consolidated selling expenses were down 20.9% while general and administrative costs increased 1.4%. When expressed as a percentage of sales, SG&A expenses were 49.0% compared to 42.9% in the prior year quarter, an increase of 610 basis points primarily driven by lower sales volume relative to fixed costs. SG&A expenses were down 12.7% while consolidated net sales decreased at a much faster rate of 23.6%, which led to the decrease in operating leverage.

Retail selling expenses were down 22.5% due to lower designer variable compensation, reduced delivery costs from the 27.3% decrease in retail net sales volume and decreased advertising spend. Wholesale selling expenses, which includes our logistics operation, were down 15.8% from lower freight rates and less outgoing distribution costs driven by an 8.0% decrease in wholesale units shipped, reduced headcount and less advertising spend partially offset by an increase in web-enablement and 3D technology spend. Our consolidated advertising expenses during the first quarter of fiscal 2024 was equal to 2.0% of net sales, down from 2.5% in the prior year first quarter due to timing of direct mail campaigns. Consolidated general and administrative expenses increased 1.4% primarily due to incremental costs associated with the design center projection refreshes combined with increased employee benefit costs, including medical and group insurance, partially offset by lower employee compensation from reduced headcount and decreases in annual incentive compensation, corporate technology support services and professional fees.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restructuring and other charges, net of gains

Restructuring and other charges, net of gains for the three months ended September 30, 2023 were $1.5 million compared to a gain of $2.0 million in the prior year first quarter primarily from the net loss on the Vermont flood of $2.1 million partially offset by a $0.7 million gain related to the amortization of the deferred liability generated from the sale-leaseback transaction completed on August 1, 2022. In July 2023, our wood furniture manufacturing operations located in Orleans, VT sustained damage from heavy flooding of the nearby Barton River. Losses incurred from the disposal of damaged inventory, inoperable machinery equipment from water damage, facility cleanup, and restoration, was $2.1 million, net of insurance recoveries and grant proceeds. In the year ago first quarter we completed a sale-leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center on August 1, 2022. The design center was leased back to Ethan Allen via a multi-year operating lease agreement. As part of the transaction, we received gross proceeds of $8.4 million, less closing costs of $0.3 million, and recognized a gain of $2.3 million in the first quarter of fiscal 2023.

Consolidated Operating Income

Consolidated operating income for the three months ended September 30, 2023 decreased $21.3 million or 53.7% and as a percentage of net sales was 11.2%, compared to 18.5% the prior year quarter. Adjusted operating income, which excludes restructuring and other charges, net of gains was $19.8 million, or 12.1% of net sales compared with $37.7 million, or 17.6% of net sales in the prior year quarter. The decrease in operating income was driven by lower consolidated net sales partially offset by gross margin expansion and lower operating expenses. We remain focused on a disciplined approach to cost savings and expense control in a declining net sales environment, which helped mitigate the impact of the 23.6% reduction in consolidated net sales. Compared to a year ago, our headcount is down 509 associates (390 wholesale and 119 retail) or 12.2% as we continue to identify additional operational efficiencies and leverage the use of technology to streamline workflows. Our ability to operate the business more efficiently with less headcount has helped our operating margin.

Wholesale Operating Income

Wholesale operating income for the three months ended September 30, 2023 was $14.4 million or 14.5% of net sales compared with $15.4 million or 13.4% in the prior year quarter. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $16.5 million or 16.6% of net sales compared with $15.4 million or 13.4% of net sales in the prior year quarter. The 7.2% increase in adjusted wholesale operating income was driven by an improvement in wholesale gross margin, lower distribution and inbound freight costs due to declining volumes, lower compensation from less headcount and reduced incentives, decreased professional fees and less advertising spend partially offset by the 13.3% decline in net sales and higher employee benefit costs.

Retail Operating Income

Retail operating income for the three months ended September 30, 2023 was $5.2 million, or 3.9% of sales, compared with $22.0 million, or 12.0% of sales in the prior year quarter. Adjusted retail operating income, which excludes restructuring and other charges, net of gains was $4.5 million or 3.4% of net sales compared with $20.0 million or 10.9% of net sales in the prior year quarter. The decrease in adjusted retail operating income is attributed to the 27.3% decrease in net sales, incremental expenditures associated with new product swatches, samples, floor displays and projection refresh, fixed warehouse costs and increased employee benefit costs partially offset by lower designer variable compensation and delivery costs from the decreased sales volume, lower compensation from less headcount and reduced advertising spend.

Income Tax Expense

(in thousands)	Three months ended
	September 30,
	2023	2022	% Change
Income tax expense	$5,136	$10,111	(49.2%	)
Effective tax rate	25.6%	25.3%
Net income	$14,939	$29,880	(50.0%	)
Adjusted Net income	$16,054	$28,417	(43.5%	)
Diluted EPS	$0.58	$1.17	(50.4%	)
Adjusted Diluted EPS	$0.63	$1.11	(43.2%	)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Income tax expense for the three months ended September 30, 2023 was $5.1 million compared with $10.1 million in the prior year first quarter primarily due to the $19.9 million decrease in income before income taxes. Our consolidated effective tax rate was 25.6% in the current year compared with 25.3% in the prior year. Our effective tax rate of 25.6% varies from the 21% federal statutory rate primarily due to state taxes. The increase in the effective tax rate compared with the prior year was primarily due to unrecognized tax benefits.

Net Income

Net income for the three months ended September 30, 2023 was $14.9 million compared with $29.9 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, net of gains was $16.1 million, down 43.5% from the prior year period. The decrease in net income and adjusted net income was driven by lower consolidated net sales partially offset by gross margin expansion and lower operating expenses.

Diluted EPS

Diluted EPS for the three months ended September 30, 2023 was $0.58 compared with $1.17 per diluted share in the prior year period. Adjusted diluted EPS was $0.63, down 43.2% compared with the prior year period. The decrease in diluted EPS and adjusted diluted EPS was driven by lower consolidated net sales partially offset by gross margin expansion and lower operating expenses.

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

(in thousands, except per share amounts)	Three months ended
	September 30,
	2023	2022	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$18,351	$39,650	(53.7%)
Adjustments (pre-tax) *	1,492	(1,958)
Adjusted operating income *	$19,843	$37,692	(47.4%)

Consolidated Net sales	$163,892	$214,530	(23.6%)
GAAP Operating margin	11.2%	18.5%
Adjusted operating margin *	12.1%	17.6%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$14,939	$29,880	(50.0%)
Adjustments, net of tax *	1,115	(1,463)
Adjusted net income	$16,054	$28,417	(43.5%)
Diluted weighted average common shares	25,618	25,560
GAAP Diluted EPS	$0.58	$1.17	(50.4%)
Adjusted diluted EPS *	$0.63	$1.11	(43.2%)

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$14,371	$15,413	(6.8%)
Adjustments (pre-tax) *	2,153	(4)
Adjusted wholesale operating income *	$16,524	$15,409	7.2%

Wholesale net sales	$99,430	$114,651	(13.3%)
Wholesale GAAP operating margin	14.5%	13.4%
Adjusted wholesale operating margin *	16.6%	13.4%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$5,162	$21,989	(76.5%)
Adjustments (pre-tax) *	(661)	(1,954)
Adjusted retail operating income *	$4,501	$20,035	(77.5%)

Retail net sales	$133,601	$183,658	(27.3%)
Retail GAAP operating margin	3.9%	12.0%
Adjusted retail operating margin *	3.4%	10.9%

* Adjustments to reported GAAP financial measures including operating income and margin, net income and diluted EPS have been adjusted by the following (in thousands):

	Three months ended
	September 30,
	2023	2022
Orleans, Vermont flood (wholesale)	$2,096	$-
Gain on sale-leaseback transaction (retail)	(655)	(2,257)
Severance and other charges (wholesale)	57	(4)
Severance and other charges (retail)	(6)	303
Adjustments to operating income	$1,492	$(1,958)
Related income tax effects on non-recurring items(1)	(377)	495
Adjustments to net income	$1,115	$(1,463)

(1) Calculated using a rate of 25.3% in both current and prior year.

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

As of September 30, 2023, the Company had available liquidity of $284.1 million as summarized below (in thousands).

	September 30,	June 30,
	2023	2023

Cash and cash equivalents	$56,888	$62,130
Short-term investments	106,284	110,577
Availability under existing credit facility	120,952	120,952
Total Available Liquidity	$284,124	$293,659

As of September 30, 2023, we had working capital of $187.9 million compared to $196.4 million at June 30, 2023 and a current ratio of 2.1 at September 30, 2023, comparable to 2.2 at June 30, 2023 and 1.7 at September 30, 2022. Our non-U.S. subsidiaries held $2.9 million in cash and cash equivalents at September 30, 2023, which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At September 30, 2023, we held cash and cash equivalents of $56.9 million compared with $62.1 million at June 30, 2023. Cash and cash equivalents aggregated to 7.7% of our total assets at September 30, 2023 compared with 8.3% at June 30, 2023. In addition to cash and cash equivalents of $56.9 million, we had short-term investments of $106.3 million at September 30, 2023 compared with $110.6 million at June 30, 2023. Our short-term investments at September 30, 2023 are within U.S. Treasury Bills with maturities of less than one year, and to which we expect will further enhance our returns on excess cash.

Our cash and cash equivalents decreased $5.2 million or 8.4% during the first three months of fiscal 2024 due to $21.9 million in cash dividends paid, capital expenditures of $3.7 million and $2.1 million in taxes paid related to net share settlement of vested RSUs and PSUs. These cash outflows were partially offset by net cash provided by operating activities of $16.7 million and $5.7 million in net proceeds from sales of investments.

The following table illustrates the main components of our cash flows for the three months ended September 30, 2023 and 2022 (in millions):

	Three months ended
	September 30,
	2023	2022
Operating activities
Net income	$14.9	$29.9
Non-cash operating lease cost	7.9	7.8
Restructuring and other charges, net of gains	1.5	(2.0)
Payments on restructuring and other charges, net of proceeds	(0.2)	(0.2)
Depreciation and amortization and other non-cash items	4.4	4.4
Deferred income taxes	-	(0.8)
Change in operating assets and liabilities	(11.8)	(0.7)
Total provided by operating activities	$16.7	$38.4

Investing activities
Capital expenditures	$(3.7)	$(3.2)
Proceeds from sale of property, plant and equipment	-	8.1
Proceeds from sale of investments, net of purchases	5.7	(38.4)
Total provided by (used in) investing activities	$2.0	$(33.5)

Financing activities
Dividend payments	$(21.9)	$(20.9)
Taxes paid related to net share settlement of equity awards	(2.1)	(0.8)
Proceeds from employee stock plans	0.3	-
Payments on financing leases and other	(0.1)	(0.1)
Total used in financing activities	$(23.8)	$(21.8)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by (Used in) Operating Activities

We generated $16.7 million in cash from operating activities during the first three months of fiscal 2024, a decrease from $38.4 million in the prior year period primarily due to lower net income and changes in working capital. An increase in prepaid expenses related to the timing of insurance renewals combined with annual incentive compensation payments led to the change in working capital. The year ago first quarter benefited from a reduction in inventory carrying levels. Our inventory balance was $149.6 million as of September 30, 2023, an increase of $0.4 million since June 30, 2023, but lower than $167.7 million a year ago as we restore our operating inventory levels to more historical levels as backlog declines.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $2.0 million during the first three months of fiscal 2024, an increase from cash used of $33.5 million in the prior year period. In the prior fiscal year, we increased our short-term investments to enhance our returns on excess cash. The prior fiscal quarter included $38.4 million of net purchases of investments (net of proceeds from sales of investments). During fiscal 2024, we had $5.7 million of net proceeds from the sale of investments which was the redemption of $30.7 million of short-term U.S. Treasury Bills that matured during the quarter and was subsequently reinvested at $25.0 million. In addition, the prior year quarter included $8.1 million in proceeds received from the sale-leaseback transaction completed in August 2022. Capital expenditures increased to $3.7 million compared to $3.2 million in the prior year quarter primarily related to design center openings, relocations and improvements, efficiency and safety upgrades to our manufacturing plants, equipment replacement within our Orleans, Vermont plant due to the flood damage caused and investments in technology upgrades.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $23.8 million in the current year, an increase from $21.8 million in the prior year period primarily from a 12.5% increase in the regular quarterly cash dividend to $0.36 per share and an increase in taxes paid for the net share settlement of equity awards. There was a special cash dividend of $0.50 per share paid in both the current and prior year. Regular quarterly dividends of $0.36 per share as well as the special cash dividend of $0.50 per share were declared by our Board on August 1, 2023, which were subsequently paid on August 31, 2023 bringing the total amount of dividends paid to $21.9 million for the three months ended September 30, 2023. During the first quarter of fiscal 2024, a total of 66,328 shares valued at $2.1 million were repurchased from employees to satisfy their withholding tax obligations upon vesting of RSUs and PSUs. There were no repurchases of common stock under our existing share repurchase program during fiscal 2024 or 2023.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheets. At both September 30, 2023 and June 30, 2023, we held $0.5 million of restricted cash related to our Ethan Allen insurance captive.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents were reduced by $0.1 million during the first three months of fiscal 2024 compared with a $0.3 million negative impact in the prior year period. These changes had an immaterial impact on our cash balances held in Canada, Mexico, and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. As of September 30, 2023, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.0 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Letters of Credit. At both September 30, 2023 and June 30, 2023, there was $4.0 million of standby letters of credit outstanding under the Facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first three months of fiscal 2024 totaled $3.7 million compared with $3.2 million in the prior year period. The current expenditures this year is primarily related to $2.2 million for retail design center openings, relocations and floor projection refreshes and $1.3 million of spending within our manufacturing facilities to further improve their efficiency and safety as well as to replace equipment damaged in the flood.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures. We expect our full year fiscal 2024 capital expenditures to be slightly above fiscal 2023 levels as we open new or relocate design centers while also launching our next reinvention to further enhance our design center projections.

Dividends. Our Board has sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during the first three months of fiscal 2024 by paying a special dividend of $0.50 per share in addition to our regular quarterly dividend of $0.36 per share. During the first three months of fiscal 2024, we paid total cash dividends of $21.9 million, up from $20.9 million a year ago as the regular quarter dividend was increased by 12.5% in May 2023. On August 1, 2023, our Board declared a regular quarterly dividend of $0.36 per share as well as a special dividend of $0.50 per share, which was paid on August 31, 2023 to shareholders of record as of August 15, 2023.

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

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first three months of fiscal 2024 or 2023. At September 30, 2023, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations.

Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, the rate of written orders and net sales, levels of customer deposits on hand, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As disclosed in our 2023 Annual Report on Form 10-K, as of June 30, 2023, we had total contractual obligations of $199.1 million, including $152.4 million related to operating lease commitments and $29.2 million of open purchase orders. Except for $8.2 million in operating lease payments made to our landlords and $7.7 million of operating lease assets obtained in exchange for $7.7 million of operating lease liabilities during the first three months of fiscal 2024, there were no other material changes in our contractual obligations as previously disclosed in our 2023 Annual Report on Form 10-K.

Other Arrangements

We do not utilize or employ any other arrangements in operating our business. As such, we do not maintain any retained or contingent interests, derivative instruments or variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2023 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first three months of fiscal 2024 from those disclosed in our 2023 Annual Report on Form 10-K.

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

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2024 from those disclosed in our 2023 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. While we had no fixed or variable rate borrowings outstanding at September 30, 2023, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the Secured Overnight Financing Rate (“SOFR”). Based on our current and expected levels of exposed liabilities, we estimate that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

Cash, Cash Equivalents and Investments

The fair market value of our cash and cash equivalents at September 30, 2023 was $56.9 million while our short-term investments balance was $106.3 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. Treasury Bills with maturities of one year or less and at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the short-term nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged as of September 30, 2023. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and short-term investments will continue to be immaterially affected by fluctuations in interest rates.

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

A hypothetical 10% weaker United States dollar against all foreign currencies at September 30, 2023 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

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

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. As of September 30, 2023, there were 141 Company-operated retail design centers, of which 49 are owned and 92 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased design center locations and warehouse and distribution facilities. At September 30, 2023, the unamortized balance of such right-of-use assets totaled $117.3 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first three months of fiscal 2024 to the matters discussed in Part I, Item 3 – Legal Proceedings in our 2023 Annual Report on Form 10-K.

Item 1A. Risk Factors

We described in our 2023 Annual Report on Form 10-K the primary risks related to our business and periodically update those risks for material developments. For a detailed discussion of those risks that affect our business, refer to the risk factors identified in Part I, Item 1A – Risk Factors in our 2023 Annual Report on Form 10-K. There have been no material changes to our risk factors during the first three months of fiscal 2024.

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

We did not repurchase any shares of our outstanding common stock during the first quarter of fiscal 2024 under the existing share repurchase program. At September 30, 2023, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Officers

During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-11692	3(a)	11/18/2016	-	-
3.2	Amended and Restated By-Laws of the Company	8-K	001-11692	3(d)	11/18/2016	-	-
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: October 25, 2023	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: October 25, 2023	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)