Form 10-Q
period 2023-12-31
ETHAN ALLEN INTERIORS INC
filed 2024-01-24
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 17, 2024, was 25,399,587.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q SECOND QUARTER OF FISCAL 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2023	June 30, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$55,051	$62,130
Investments	97,679	110,577
Accounts receivable, net	6,831	11,577
Inventories, net	140,939	149,195
Prepaid expenses and other current assets	25,459	25,974
Total current assets	325,959	359,453
Property, plant and equipment, net	219,492	222,167
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	113,699	115,861
Deferred income taxes	832	640
Other assets	17,065	2,204
TOTAL ASSETS	$722,175	$745,453

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$24,069	$28,565
Customer deposits	63,098	77,765
Accrued compensation and benefits	21,253	23,534
Current operating lease liabilities	26,649	26,045
Other current liabilities	5,861	7,188
Total current liabilities	140,930	163,097
Operating lease liabilities, long-term	101,314	104,301
Deferred income taxes	2,991	3,056
Other long-term liabilities	4,050	3,993
TOTAL LIABILITIES	$249,285	$274,447

Commitments and contingencies (see Note 19)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,536 and 49,426 shares issued; 25,400 and 25,356 shares outstanding at December 31, 2023 and June 30, 2023, respectively	495	494
Additional paid-in capital	387,189	386,146
Treasury stock, at cost: 24,136 and 24,070 shares at December 31, 2023 and June 30, 2023, respectively	(684,747)	(682,646)
Retained earnings	771,052	769,819
Accumulated other comprehensive loss	(1,063)	(2,785)
Total Ethan Allen Interiors Inc. shareholders' equity	472,926	471,028
Noncontrolling interests	(36)	(22)
TOTAL SHAREHOLDERS' EQUITY	472,890	471,006
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$722,175	$745,453

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales	$167,276	$203,161	$331,168	$417,691
Cost of sales	66,640	79,141	130,391	164,055
Gross profit	100,636	124,020	200,777	253,636

Selling, general and administrative expenses	79,183	87,147	159,481	179,109
Restructuring and other charges, net of gains	(235)	(196)	1,257	(2,192)
Operating income	21,688	37,069	40,039	76,719

Interest and other income, net	1,719	901	3,504	1,297
Interest and other financing costs	52	50	113	105
Income before income taxes	23,355	37,920	43,430	77,911
Income tax expense	5,944	9,754	11,080	19,865
Net income	$17,411	$28,166	$32,350	$58,046

Per share data
Basic earnings per common share
Net income per basic share	$0.68	$1.11	$1.27	$2.28
Basic weighted average common shares	25,525	25,473	25,515	25,466
Diluted earnings per common share
Net income per diluted share	$0.68	$1.10	$1.26	$2.27
Diluted weighted average common shares	25,630	25,582	25,624	25,571

Comprehensive income
Net income	$17,411	$28,166	$32,350	$58,046
Other comprehensive income, net of tax
Foreign currency translation adjustments	636	574	84	348
Other	1,103	233	1,624	370
Other comprehensive income, net of tax	1,739	807	1,708	718
Comprehensive income	$19,150	$28,973	$34,058	$58,764

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended
	December 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$32,350	$58,046
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,007	7,695
Share-based compensation expense	721	763
Non-cash operating lease cost	15,818	14,984
Deferred income taxes	(257)	(1,888)
Restructuring and other charges, net of gains	1,257	(2,192)
Payments on restructuring and other charges, net of proceeds	(1,183)	(801)
Loss on disposal of property, plant and equipment	14	42
Other	(29)	290
Change in operating assets and liabilities:
Accounts receivable, net	4,746	6,323
Inventories, net	7,295	16,630
Prepaid expenses and other current assets	(205)	5,419
Customer deposits	(14,667)	(37,429)
Accounts payable and accrued expenses	(4,969)	(6,927)
Accrued compensation and benefits	(2,332)	(1,455)
Operating lease liabilities	(16,071)	(15,710)
Other assets and liabilities	(205)	(2,851)
Net cash provided by operating activities	30,290	40,939

Cash Flows from Investing Activities
Proceeds from sale of property, plant and equipment	22	8,105
Capital expenditures	(5,241)	(8,473)
Purchases of investments	(39,970)	(94,953)
Proceeds from sales of investments	40,818	51,504
Net cash used in investing activities	(4,371)	(43,817)

Cash Flows from Financing Activities
Payment of cash dividends	(31,117)	(20,879)
Proceeds from employee stock plans	322	9
Taxes paid related to net share settlement of equity awards	(2,101)	(765)
Payments on financing leases	(263)	(265)
Other financing costs	-	28
Net cash used in financing activities	(33,159)	(21,872)

Effect of exchange rate changes on cash and cash equivalents	56	(128)

Net decrease in cash, cash equivalents and restricted cash	(7,184)	(24,878)
Cash, cash equivalents and restricted cash at beginning of period	62,622	110,871
Cash, cash equivalents and restricted cash at end of period	$55,438	$85,993

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2023	49,426	$494	$386,146	24,070	$(682,646)	$(2,785)	$769,819	$(22)	$471,006
Net income	-	-	-	-	-	-	14,939	-	14,939
Common stock issued on share-based awards	12	-	313	-	-	-	-	-	313
Share-based compensation expense	-	-	357	-	-	-	-	-	357
Restricted stock vesting	97	1	-	66	(2,101)	-	-	-	(2,100)
Cash dividends declared	-	-	-	-	-	-	(21,928)	-	(21,928)
Other comprehensive income (loss)	-	-	-	-	-	(25)	-	(6)	(31)
Balance at September 30, 2023	49,535	$495	$386,816	24,136	$(684,747)	$(2,810)	$762,830	$(28)	$462,556
Net income	-	-	-	-	-	-	17,411	-	17,411
Common stock issued on share-based awards	1	-	9	-	-	-	-	-	9
Share-based compensation expense	-	-	364	-	-	-	-	-	364
Cash dividends declared	-	-	-	-	-	-	(9,189)	-	(9,189)
Other comprehensive income (loss)	-	-	-	-	-	1,747	-	(8)	1,739
Balance at December 31, 2023	49,536	$495	$387,189	24,136	$(684,747)	$(1,063)	$771,052	$(36)	$472,890

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2022	49,360	$494	$384,782	24,037	$(681,834)	$(6,462)	$710,369	$(26)	$407,323
Net income	-	-	-	-	-	-	29,880	-	29,880
Share-based compensation expense	-	-	268	-	-	-	-	-	268
Restricted stock vesting	55	-	1	31	(765)	-	-	-	(764)
Cash dividends declared	-	-	-	-	-	-	(20,879)	-	(20,879)
Other comprehensive income (loss)	-	-	-	-	-	(82)	-	(7)	(89)
Balance at September 30, 2022	49,415	$494	$385,051	24,068	$(682,599)	$(6,544)	$719,370	$(33)	$415,739
Net income	-	-	-	-	-	-	28,166	-	28,166
Common stock issued on share-based awards	1	-	9	-	-	-	-	-	9
Share-based compensation expense	-	-	495	-	-	-	-	-	495
Cash dividends declared	-	-	-	-	-	-	(8,152)	-	(8,152)
Other comprehensive income (loss)	-	-	-	-	-	795	-	12	807
Balance at December 31, 2022	49,416	$494	$385,555	24,068	$(682,599)	$(5,749)	$739,384	$(21)	$437,064

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

Ethan Allen Interiors Inc., through its wholly owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a Delaware corporation and leading interior design destination combining technology with personal service. Our design centers, which represent a mix of independent licensees and Company-owned and operated locations, offer complimentary interior design service, and sell a full range of home furnishings, including custom furniture and artisan-crafted accents for every room in the home. Vertically integrated from product design through logistics, we manufacture about 75% of our custom-crafted products in our North American manufacturing facilities and have been recognized for product quality and craftsmanship since our founding in 1932.

As of December 31, 2023, the Company operated 141 retail design centers with 137 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the United States, two manufacturing plants in Mexico and one manufacturing plant in Honduras.

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

All intercompany activity and balances, including any related profit on intercompany sales, have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements were prepared on a basis consistent with those reflected in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report on Form 10-K”), but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). We derived the June 30, 2023 consolidated balance sheet from our audited financial statements included in our 2023 Annual Report on Form 10-K.

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

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheets. At December 31, 2023 and June 30, 2023, we held $0.4 million and $0.5 million, respectively, of restricted cash related to our Ethan Allen insurance captive.

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

Recent Accounting Standards or Updates Not Yet Effective

Disclosure Improvements. In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As we are currently subject to these SEC requirements, this ASU is not expected to have a material impact on our consolidated financial statements or related disclosures.

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in this ASU are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2025 and interim periods starting in fiscal 2026, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This accounting standards update will be effective for us for fiscal year 2026 and interim periods beginning in the first quarter of fiscal 2027, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

No other new accounting pronouncements issued or effective as of December 31, 2023 have had or are expected to have a material impact on our consolidated financial statements.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At December 31, 2023 and June 30, 2023, these amounts were immaterial.

Allowance for Doubtful Accounts. Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. At December 31, 2023 and June 30, 2023, the allowance for doubtful accounts was immaterial.

Commissions. We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At December 31, 2023, we had prepaid commissions of $10.3 million, which we expect to recognize to selling expense during the remainder of fiscal 2024 as Selling, general and administrative expenses within our consolidated statements of comprehensive income.

Customer Deposits. We collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. As of December 31, 2023, we had customer deposits of $63.1 million. At June 30, 2023 we had customer deposits of $77.8 million, of which we recognized $71.9 million of revenue related to our contract liabilities during the six months ended December 31, 2023. Revenue recognized during the three months ended December 31, 2023 which was previously included in Customer deposits as of September 30, 2023 was $17.7 million, compared to $30.9 million of revenue recognized during the three months ended December 31, 2022, which was previously included in Customer deposits as of September 30, 2022. We expect that substantially all of the customer deposits as of December 31, 2023 will be recognized as revenue within the next twelve months as the performance obligations are satisfied.

The following table disaggregates our net sales by product category by segment (in thousands):

	Three months ended December 31, 2023				Three months ended December 31, 2022
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$44,619	$66,919	$(31,209)	$80,329	$53,661	$82,893	$(38,921)	$97,633
Case goods(3)	29,183	35,513	(17,579)	47,117	35,803	45,890	(20,958)	60,735
Accents(4)	17,851	28,794	(13,760)	32,885	18,215	34,150	(14,970)	37,395
Other(5)	(1,026)	7,971	-	6,945	(1,432)	8,830	-	7,398
Total	$90,627	$139,197	$(62,548)	$167,276	$106,247	$171,763	$(74,849)	$203,161

	Six months ended December 31, 2023				Six months ended December 31, 2022
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$93,884	$132,112	$(67,161)	$158,835	$112,283	$173,875	$(82,486)	$203,672
Case goods(3)	59,518	67,814	(35,555)	91,777	73,973	95,144	(44,416)	124,701
Accents(4)	38,639	57,619	(28,971)	67,287	37,836	68,355	(31,726)	74,465
Other(5)	(1,984)	15,253	-	13,269	(3,194)	18,047	-	14,853
Total	$190,057	$272,798	$(131,687)	$331,168	$220,898	$355,421	$(158,628)	$417,691

(1)	The Eliminations column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.
(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.
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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At December 31, 2023 and June 30, 2023, we have categorized our investments as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities as of December 31, 2023 or June 30, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and June 30, 2023. There were no transfers between levels of fair value measurements during the periods presented.

		Fair Value Measurements at December 31, 2023
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$16,363	$-	$-	$16,363
U.S. Treasury bills (2)	Investments	-	97,679	-	97,679
U.S. Treasury notes (2)	Other Assets	-	15,064	-	15,064
Total		$16,363	$112,743	$-	$129,106

		Fair Value Measurements at June 30, 2023
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$23,923	$-	$-	$23,923
U.S. Treasury bills (2)	Investments	-	110,577	-	110,577
Total		$23,923	$110,577	$-	$134,500

(1)	Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(2)

We have current and non-current debt securities (U.S. Treasury bills and notes) intended to enhance returns on our cash as well as to fund future obligations. All unrealized gains and losses were included in Accumulated other comprehensive loss within the consolidated balance sheets. There were no material gross unrealized gains or losses on the investments at December 31, 2023 or June 30, 2023.

Debt securities are presented below in accordance with their stated maturities. A portion of these investments are classified as non-current as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.

December 31, 2023
Due within one year	$97,679
Due within one and two years	15,064
Total	$112,743

There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2024 or 2023.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings as of December 31, 2023 and June 30, 2023. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

(6)	Leases

We recognize substantially all leases on our balance sheet as a right-of-use (“ROU”) asset and a lease liability. We have operating leases for many of our design centers that expire at various dates through fiscal 2040. We also lease certain tangible assets, including computer equipment and vehicles, with initial lease terms ranging from three to five years. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. For purposes of measuring our ROU asset and lease liability, we determine our incremental borrowing rate by computing the rate of interest that we would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) at an amount equal to the total lease payments and (iv) in a similar economic environment.

The Company's lease terms and discount rates are as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (in years)
Operating leases	5.7	6.1
Financing leases	2.5	2.3
Weighted average discount rate
Operating leases	5.7%	5.0%
Financing leases	4.4%	3.2%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended December 31,		Six months ended December 31,
	Statements of Comprehensive Income Location	2023	2022	2023	2022
Operating lease cost(1)	SG&A expenses	$7,893	$7,182	$15,818	$14,984
Financing lease cost
Depreciation of property	SG&A expenses	124	127	248	256
Interest on lease liabilities	Interest and other financing costs	4	7	8	15
Short-term lease cost(2)	SG&A expenses	2	325	59	580
Variable lease cost(3)	SG&A expenses	2,365	2,303	4,791	4,513
Less: Sublease income	SG&A expenses	(288)	(293)	(575)	(587)
Total lease expense		$10,100	$9,651	$20,349	$19,761

(1)

Operating lease costs include costs associated with fixed lease payments and index-based variable payments that qualified for lease accounting under ASC 842, Leases and complied with the practical expedients we elected. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(2)	Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.
(3)

Variable lease costs include costs that were not fixed at the lease commencement date and are not dependent on an index or rate. Variable lease payments are generally expensed as incurred, where applicable, and include certain non-lease components, such as maintenance, utilities, real estate taxes, insurance and other services provided by the lessor, and other charges included in the lease. In addition, certain of our equipment lease agreements include variable lease payments, which are based on the usage of the underlying asset. The variable portion of payments are not included in the initial measurement of the asset or lease liability due to uncertainty of the payment amount and are recorded as expense in the period incurred.

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of December 31, 2023 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2024 (remaining six months)	$16,742	$120
2025	31,805	80
2026	27,654	72
2027	21,191	66
2028	18,560	-
Thereafter	34,609	-
Total undiscounted future minimum lease payments	150,561	338
Less: imputed interest	(22,598)	(20)
Total present value of lease obligations(1)	$127,963	$318

(1)	There were no future commitments under short-term operating lease agreements as of December 31, 2023.

We have one operating lease for a new retail service center which had not yet commenced as of December 31, 2023. This operating lease is not part of the tables above nor in the lease ROU assets and liabilities. This lease will commence when we obtain possession of the underlying leased asset, which is expected to occur during the third quarter of fiscal 2024. The operating lease is for a period of 62 months and has aggregate undiscounted future lease payments of $1.8 million. As of December 31, 2023, we did not have any financing leases that had not yet commenced.

Other supplemental information for our leases is as follows (in thousands):

	Six months ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,071	$15,710
Operating cash flows from financing leases	$263	$265
Operating lease assets obtained in exchange for operating lease liabilities	$10,092	$15,765

There were no financing lease obligations obtained in exchange for new financing lease assets during the six months ended December 31, 2023 or 2022.

Sale-leaseback transaction. On August 1, 2022, we completed a sale-leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center. The design center was leased back to Ethan Allen via a multi-year operating lease agreement. As part of the transaction, we received net proceeds of $8.1 million, which resulted in a pre-tax gain of $1.8 million recorded within Restructuring and other charges, net of gains and $5.2 million deferred as a liability to be amortized to Restructuring and other charges, net of gains over the term of the related lease. For the six months ended December 31, 2023, we amortized an additional $1.3 million of this deferred liability as a gain within Restructuring and other charges, net of gains. As of December 31, 2023, the deferred liability balance was $1.5 million recorded in Other current liabilities on our consolidated balance sheet.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(7)	Inventories

Inventories are summarized as follows (in thousands):

	December 31,	June 30,
	2023	2023
Finished goods	$105,344	$108,873
Work in process	11,964	12,606
Raw materials	25,522	29,653
Inventory reserves	(1,891)	(1,937)
Inventories, net	$140,939	$149,195

(8)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	December 31,	June 30,
	2023	2023
Land and improvements	$77,951	$77,940
Building and improvements	358,191	352,582
Machinery and equipment	125,005	126,203
Property, plant and equipment, gross	561,147	556,725
Less: accumulated depreciation and amortization	(341,655)	(334,558)
Property, plant and equipment, net	$219,492	$222,167

We recorded depreciation and amortization expense of $4.1 million and $3.8 million for the three months ended December 31, 2023 and 2022, respectively. Depreciation expense was $8.0 million and $7.7 million for the six months ended December 31, 2023 and 2022, respectively.

(9)	Other Assets

The following table summarizes the nature of the amounts within Other assets (in thousands):

	December 31,	June 30,
	2023	2023
U.S. Treasury notes (1)	$15,064	$-
Restricted cash	387	492
Other assets	1,614	1,712
Other assets	$17,065	$2,204

(1)	Our investments in U.S. Treasury notes as of December 31, 2023 have maturities between one and two years.

(10)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At December 31, 2023 and June 30, 2023, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which is assigned to our wholesale reporting unit. Our wholesale reporting unit is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(11)	Other Current Liabilities

The following table summarizes the nature of the amounts within Other current liabilities (in thousands):

	December 31,	June 30,
	2023	2023

Income taxes payable	$629	$266
Deferred liability, short-term (1)	1,528	2,620
Financing lease liabilities, short-term	154	378
Customer financing program rebate	333	433
Other current liabilities	3,217	3,491
Other current liabilities	$5,861	$7,188

(1)

As of December 31, 2023, the deferred liability balance associated with the sale-leaseback transaction completed on August 1, 2022 was $1.5 million which was all recorded in Other current liabilities on our consolidated balance sheet. Refer to Note 6, Leases, for further disclosure on the transaction.

(12)	Income Taxes

The Company's process for determining the provision for income taxes involves using an estimated annual effective tax rate which is based on expected annual income and statutory tax rates across the various jurisdictions in which we operate. We recorded a provision for income tax expense of $5.9 million and $11.1 million, respectively, for the three and six months ended December 31, 2023 compared with $9.8 million and $19.9 million in the prior year comparable periods. Our consolidated effective tax rate was 25.5% for both the three and six months ended December 31, 2023 compared with 25.7% and 25.5% in the prior year comparable periods. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

We recognize interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2023, we had $3.5 million of unrecognized tax benefits compared with $3.0 million as of June 30, 2023. It is reasonably possible that various issues relating to $0.4 million of the total gross unrecognized tax benefits as of December 31, 2023 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, $0.3 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

(13)	Credit Agreement

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

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.0 million at both December 31, 2023 and June 30, 2023.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYRFB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility as of December 31, 2023, June 30, 2023, or at any time during fiscal 2024 and 2023. Since we had no outstanding borrowings during fiscal 2024 and 2023, there was no related interest expense during these periods.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal years 2024 or 2023, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At both December 31, 2023 and June 30, 2023, we were in compliance with all the covenants under the Facility.

Letters of Credit. At both December 31, 2023 and June 30, 2023, there was $4.0 million of standby letters of credit outstanding under the Facility.

(14)	Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Orleans, Vermont flood	$250	$-	$2,346	$-
Gain on sale-leaseback transaction	(655)	(654)	(1,310)	(2,911)
Severance and other charges	170	458	221	719
Total Restructuring and other charges, net of gains	$(235)	$(196)	$1,257	$(2,192)

Activity within restructuring and other charges, net of gains are summarized in the table below (in thousands):

	Balance	Fiscal 2024 Activity				Balance
	June 30, 2023	Expenses/(Gain)	Non-Cash	Payments	Receipts	December 31, 2023
Orleans, Vermont flood(1)
Inventory write-downs and overhead manufacturing costs	$-	$1,426	$1,426	$-	$-	$-
Repair and remediation costs	-	2,415	-	(2,330)	-	85	(1)
Insurance recoveries and grant proceeds	-	(1,495)	-	-	1,405	(90)	(2)
Sub-total	$-	$2,346	$1,426	$(2,330)	$1,405	$(5)

Gain on sale-leaseback transaction	$2,838	$(1,310)	$-	$-	$-	$1,528	(3)
Severance and other charges	321	221	-	(258)	-	284
Total Restructuring and other charges, net of gains	$3,159	$1,257	$1,426	$(2,588)	$1,405	$1,807

(1)

In July 2023, our wood furniture manufacturing operations located in Orleans, Vermont sustained damage from flooding of the nearby Barton River. In addition to losses related to wood furniture inventory parts and state-of-the-art manufacturing equipment, the flooding also resulted in a temporary work stoppage for many Vermont associates and a disruption and delay of shipments. Losses incurred from the disposal of damaged inventory, inoperable machinery equipment from water damage, facility cleanup, and restoration, was $2.3 million, net of insurance recoveries and grant proceeds. The remaining amount of repair and remediation costs to be paid as of December 31, 2023 is accrued for within Accounts payable and accrued expenses.

(2)

The Vermont Department of Economic Development awarded Ethan Allen a $0.5 million grant through its Business Emergency Gap Assistance Program. These funds were used toward the cleanup and restoration efforts. Insurance proceeds received during fiscal 2024 totaled $1.4 million with an additional $0.1 million to be received by Ethan Allen within the next three months, which is reflected within Prepaid expenses and other current assets.

(3)

In August 2022, we sold and subsequently leased back a retail design center and recognized a net gain of $1.3 million for the six months ended December 31, 2023. The remaining deferred liability of $1.5 million as of December 31, 2023 is recorded within Other current liabilities on our consolidated balance sheet and will be recognized over the remaining life of the lease. Refer to Note 6, Leases, for further discussion on the sale-leaseback transaction.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(15)	Earnings Per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share (“EPS”):

	Three months ended		Six months ended
	December 31,		December 31,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator (basic and diluted):
Net income available to common Shareholders	$17,411	$28,166	$32,350	$58,046

Denominator:
Basic weighted average shares common shares outstanding	25,525	25,473	25,515	25,466
Dilutive effect of stock options and other share-based awards (1)	105	109	109	105
Diluted weighted average shares common shares outstanding	25,630	25,582	25,624	25,571

Earnings per share:
Basic	$0.68	$1.11	$1.27	$2.28
Diluted	$0.68	$1.10	$1.26	$2.27

(1) Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of December 31, 2023 and 2022, total share-based awards of 30,063 and 68,517, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of December 31, 2023 and 2022, the number of performance units excluded from the calculation of diluted EPS were 165,176 and 181,096, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

(16)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on investments. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. All unrealized gains and losses on investments are included in Accumulated Other Comprehensive Loss within the consolidated balance sheets.

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2023	June 30, 2023
Accumulated foreign currency translation adjustments	$(3,135)	$(3,219)
Accumulated unrealized gains on investments, net of tax	2,072	434
	$(1,063)	$(2,785)

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	2023	2022
Beginning balance at July 1	$(2,785)	$(6,462)
Other comprehensive loss, net of tax	1,708	718
Less AOCI attributable to noncontrolling interests	14	(5)
Ending balance at December 31	$(1,063)	$(5,749)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(17)	Share-Based Compensation

We recognized total share-based compensation expense of $0.7 million and $0.8 million during the six months ended December 31, 2023 and 2022, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. As of December 31, 2023, $2.2 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 1.9 years. There was no share-based compensation capitalized during the six months ended December 31, 2023 and 2022, respectively.

At December 31, 2023, there were 1,249,786 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock and stock units. The number and frequency of share-based awards granted are based on competitive practices, our operating results and other factors.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the six months ended December 31, 2023 and 2022.

Non-Employee Stock Option Grants. The Plan also provides for the grant of share-based awards, including stock options, to non-employee directors of the Company. During the first six months of fiscal 2024, we granted 14,330 stock options at an exercise price of $34.89 to our non-employee directors. In the prior year period, we granted 23,970 stock options at an exercise price of $25.03. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on the Company’s Board of Directors (the “Board”). All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board.

As of December 31, 2023, $0.2 million of total unrecognized compensation expense related to non-vested employee and non-employee stock options is expected to be recognized over a weighted average remaining period of 2.2 years. A total of 111,479 stock options were outstanding as of December 31, 2023, at a weighted average exercise price of $24.95 and a weighted average grant date fair value of $6.97.

Restricted Stock Unit Activity

During the first six months of fiscal 2024, we granted 17,232 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $28.58. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in three equal annual installments on the anniversary of the date of grant. In the prior year period, we granted 21,257 RSUs with a weighted average grant date fair value of $19.48 and vest in three equal annual installments on the anniversary date of the grant.

During the first six months of fiscal 2024, 15,537 RSUs vested and 2,750 RSUs forfeited, leaving 52,808 RSUs unvested and outstanding as of December 31, 2023, with a weighted average grant date fair value of $21.66.

As of December 31, 2023, $0.9 million of total unrecognized compensation expense related to non-vested RSUs is expected to be recognized over a weighted average remaining period of 2.1 years.

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

During the first six months of fiscal 2024, we granted 73,095 PSUs with a weighted average grant date fair value of $27.58 compared with 103,096 PSUs at a weighted average grant date fair value of $18.75 in the prior year first half. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model.

During the first six months of fiscal 2024, 81,250 PSUs, that were previously granted in August 2020, vested and none were forfeited. As of December 31, 2023, a total of 378,841 PSUs were outstanding, with a weighted average grant date fair value of $22.08.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Unrecognized compensation expense as of December 31, 2023, related to PSUs, was $1.1 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 1.7 years.

(18)	Segment Information

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

Retail Segment. The retail segment sells home furnishings and accents to clients through a network of Company-operated design centers. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of retail home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities. As of December 31, 2023, the Company operated 141 design centers within our retail segment.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Segment information is provided below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales
Wholesale segment	$90,627	$106,247	$190,057	$220,898
Less: intersegment sales	(62,548)	(74,849)	(131,687)	(158,628)
Wholesale sales to external customers	28,079	31,398	58,370	62,270
Retail segment	139,197	171,763	272,798	355,421
Consolidated total	$167,276	$203,161	$331,168	$417,691

Income before income taxes
Wholesale segment	$10,823	$14,569	$25,194	$29,982
Retail segment	6,962	18,080	12,124	40,069
Elimination of intercompany profit (a)	3,903	4,420	2,721	6,668
Operating income	21,688	37,069	40,039	76,719
Interest and other income, net	1,719	901	3,504	1,297
Interest and other financing costs	52	50	113	105
Consolidated total	$23,355	$37,920	$43,430	$77,911

Depreciation and amortization
Wholesale segment	$1,627	$1,575	$3,229	$3,166
Retail segment	2,433	2,263	4,778	4,529
Consolidated total	$4,060	$3,838	$8,007	$7,695

Capital expenditures
Wholesale segment	$834	$2,701	$2,290	$4,762
Retail segment	710	2,593	2,951	3,711
Consolidated total	$1,544	$5,294	$5,241	$8,473

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

(in thousands)	December 31,	June 30,
Total Assets	2023	2023
Wholesale segment	$358,396	$373,921
Retail segment	392,311	403,651
Inventory profit elimination (a)	(28,532)	(32,119)
Consolidated total	$722,175	$745,453

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(19)	Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (specifically when the goods or services are received).

Material Cash Requirements from Contractual Obligations. As disclosed in our 2023 Annual Report on Form 10-K, we had total contractual obligations of $199.1 million, including $152.4 million related to our operating lease commitments and $29.2 million of open purchase orders as of June 30, 2023. Except for $16.1 million in operating lease payments made to our landlords and $10.1 million of operating lease assets obtained in exchange for $10.1 million of operating lease liabilities during the first half of fiscal 2024, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2023 Annual Report on Form 10-K.

Legal Matters. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at December 31, 2023, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. As of December 31, 2023, the Company operates 141 retail design centers; 137 located in the United States and four in Canada. Our independently operated design centers are located in the United States, Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the United States, two upholstery manufacturing plants in Mexico and one case goods manufacturing plant in Honduras. Approximately 75% of our products are manufactured or assembled in the North American plants. We also contract with various suppliers located in Europe, Asia and other various countries to produce products that support our business.

Ethan Allen was named to Newsweek’s list of America’s Best Retailers, including the #1 retailer of Premium Furniture, during fiscal 2024. This award is presented by Newsweek and Statista Inc., a leading statistics portal and industry ranking provider. The final assessment and rankings were the result of an independent survey of more than 9,000 customers who have shopped at retail stores in person in the past three years and based on the likelihood of recommendation and the evaluation of products, customer service, atmosphere, accessibility and store layout.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Talent. As of December 31, 2023, our employee count totaled 3,564, with 2,519 employees in our wholesale segment and 1,045 in our retail segment. Compared to a year ago, our wholesale segment headcount is down 12.0% while our retail segment is 3.2% lower. Our employee count decreased 4.9% during fiscal 2024, reflective of manufacturing efficiencies gained through the use of technology combined with reduced production from lower backlog and a decline in incoming written orders. Our retail segment headcount decreased 2.7% during fiscal 2024 as we continue to review existing workflows and identify opportunities to streamline.

Fiscal 2024 Second Quarter in Review (1). During fiscal 2024, we hosted grand reopening celebrations in our design centers as part of a series of events unveiling the repositioning of our retail network as an Interior Design Destination. Each ribbon-cutting offered guests a chance to peruse new products, meet each location’s interior designers and experience the newly refreshed and reimagined design center equipped with new product swatches, samples, and floor displays. In addition to hosting grand reopening events, Ethan Allen held its company-wide Virtual Convention in December 2023. The global convention celebrated over 91 years of innovation by highlighting the Company’s strategic repositioning as the Interior Design Destination across its vertically integrated enterprise, crediting its rich history in classic style with a modern perspective, the service of its vertically integrated manufacturing and logistics networks and the strengthening of the Company’s retail network.

We maintained a robust balance sheet, a strong gross margin and a double-digit operating margin. We ended the quarter with cash, cash equivalents and investments of $167.8 million and no outstanding debt. Continuing our history of returning capital to shareholders, our Board declared a regular quarterly cash dividend of $0.36 per share, which was paid on November 22, 2023. Demand during the quarter remained challenging. Retail written orders were down 9.4% compared with a year ago as a slower economy, a reduction of consumer focus on the home including a pullback on discretionary home-related spending, inflationary pressures, ongoing high interest rates and a slow housing market continue to negatively impact demand. Consolidated net sales of $167.3 million were down 17.7% primarily due to a decline in delivered volume from lower available backlog, reduced production within our Vermont manufacturing plant and slowing demand. A strong consolidated gross margin of 60.2% was due to lower raw material and freight costs offset by lower unit volume sales and a change in sales and product mix. Our adjusted operating margin of 12.8% was driven by disciplined cost control initiatives. Adjusted diluted earnings per share of $0.67 compared with $1.10 a year ago. Cash generated from operations totaled $13.6 million, significantly higher than the $2.5 million in the prior year quarter.

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data).

	Three months ended December 31,						Six months ended December 31,
	2023	% of Sales	% Chg	2022	% of Sales	% Chg	2023	% of Sales	% of Chg	2022	% of Sales	% of Chg
Net sales	$167.3	100.0%	(17.7%)	$203.2	100.0%	(2.4%)	$331.2	100.0%	(20.7%)	$417.7	100.0%	7.0%
Gross profit	$100.6	60.2%	(18.9%)	$124.0	61.0%	1.4%	$200.8	60.6%	(20.8%)	$253.6	60.7%	9.6%
Operating income	$21.7	13.0%	(41.5%)	$37.1	18.2%	2.1%	$40.0	12.1%	(47.8%)	$76.7	18.4%	20.5%
Adjusted operating income(1)	$21.5	12.8%	(41.8%)	$36.9	18.1%	12.5%	$41.3	12.5%	(44.6%)	$74.6	17.9%	23.2%
Net income	$17.4	10.4%	(38.2%)	$28.2	13.9%	4.7%	$32.4	9.8%	(44.3%)	$58.0	13.9%	23.4%
Adjusted net income(1)	$17.2	10.3%	(38.5%)	$28.0	13.8%	15.5%	$33.3	10.1%	(41.0%)	$56.4	13.5%	26.3%
Diluted EPS	$0.68		(38.2%)	$1.10		4.8%	$1.26		(44.5%)	$2.27		22.7%
Adjusted diluted EPS(1)	$0.67		(39.1%)	$1.10		15.8%	$1.30		(41.2%)	$2.21		26.3%
Cash flow from operating activities	$13.6		439.9%	$2.5		(55.9%)	$30.3		(26.0%)	$40.9		80.3%
Adjusted annualized return on equity							13.1%			27.1%
Wholesale written orders			(10.9%)			(20.2%)			(13.7%)			(12.9%)
Retail written orders			(9.4%)			(16.3%)			(11.5%)			(12.3%)

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table shows our design center information.

	Fiscal 2024			Fiscal 2023
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	153	139	292	155	141	296
New locations	-	3	3	1	1	2
Closures	(3)	(1)	(4)	-	(3)	(3)
Transfers	-	-	-	-	-	-
Balance at December 31	150	141	291	156	139	295
Relocations (in new and closures)	-	1	1	-	-	-

Retail Design Center geographic locations:
United States	32	137	169	34	135	169
Canada	-	4	4	-	4	4
China	103	-	103	105	-	105
Other Asia	10	-	10	11	-	11
Middle East and Europe	5	-	5	6	-	6
Total	150	141	291	156	139	295

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three and six months ended December 31, 2023 and 2022, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended			Six months ended
	December 31,			December 31,
	2023	2022	% Change	2023	2022	% Change
Consolidated net sales	$167,276	$203,161	(17.7%)	$331,168	$417,691	(20.7%)
Wholesale net sales	$90,627	$106,247	(14.7%)	$190,057	$220,898	(14.0%)
Retail net sales	$139,197	$171,763	(19.0%)	$272,798	$355,421	(23.2%)
Consolidated gross profit	$100,636	$124,020	(18.9%)	$200,777	$253,636	(20.8%)
Consolidated gross margin	60.2%	61.0%		60.6%	60.7%

Consolidated Net Sales

Consolidated net sales for the three months ended December 31, 2023 decreased $35.9 million or 17.7% compared to the prior year quarter due to a 19.0% reduction in retail sales through our Company-operated design centers and a decline of 14.7% in wholesale net shipments. Our consolidated net sales were impacted by a decline in delivered volume, continued softening of the economy, the slow recovery from flooding within our Orleans, Vermont wood furniture manufacturing plant, lower incoming written orders and reduced available backlog. Consolidated net sales in the year ago second quarter were historically high as we benefited from delivery of significant backlog driven by heightened demand in prior periods.

Consolidated net sales for the six months ended December 31, 2023 decreased $86.5 million or 20.7% compared to the prior year period primarily due to a 23.2% reduction in retail sales through our Company-operated design centers and a decline of 14.0% in wholesale net shipments. As noted earlier, our Vermont wood furniture manufacturing operations sustained damage from heavy flooding which resulted in a temporary work stoppage and lowered shipments during the first six months of fiscal 2024. We have resumed operations and are actively working to deliver previously delayed orders. Sales in the first six months of fiscal 2023 were historically high as we increased our manufacturing production to bring our significant backlog more current.

Wholesale Net Sales

Wholesale net sales for the three months ended December 31, 2023 decreased $15.6 million or 14.7% compared to the prior year quarter primarily from a decline in delivered volume as a result of continued softening of the economy, the slow recovery from flooding within our Vermont plant, lower incoming written orders and reduced available backlog. We experienced decreases in intersegment sales to our Company-operated design centers, sales to our independent dealers and contract sales. Excluding intersegment sales to our retail segment, wholesale net sales decreased 10.6% compared to the prior year quarter. Our wholesale net sales outside the U.S. were up 8.3% compared to the prior year due to an increase in net sales to China and represented 2.0% of total wholesale net sales compared to 1.6% in the prior year period. Our contract sales, including shipments to the U.S. government General Services Administration (“GSA”) decreased 15.9%.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale net sales for the six months ended December 31, 2023 decreased $30.8 million or 14.0% compared to the prior year period primarily from a decline in delivered volume as a result of the flooding in Vermont during the first quarter combined with lower incoming written orders. Year-to-date decreases were noted within intersegment sales to our Company-operated design centers as well as sales to our independent dealers and contract customers. Excluding intersegment sales to our retail segment, wholesale net sales decreased 6.3% compared to the prior year. Our wholesale net sales outside the U.S. were down 4.7% compared to the prior year due to a reduction in net sales to our international retailers in Southeast Asia and the Middle East partially offset by an increase in sales to China. Our international sales represented 1.9% of total wholesale net sales compared to 1.7% in the prior year period. Our contract sales, including shipments to the GSA decreased 3.6%.

Wholesale written orders, which represent orders booked through all of our channels, were down 10.9% for the three months ended December 31, 2023 compared to the prior year quarter. Our independent U.S. retail network orders were down 12.2%, orders from our intersegment Company-operated design centers were down 12.9% and our contract orders were down 55.6% partially offset by an increase of 45.8% from our international retailers. The decline in written orders is a result of the softening in the home furnishings market, a slowing economy, inflationary pressures, ongoing high interest rates and a slow housing market.

Wholesale written orders for the six months ended December 31, 2023 were down 13.7% compared to the prior year period. Our independent U.S. retail network orders were down 9.4%, orders from our intersegment Company-operated design centers were down 14.6% and our contract orders were down 19.3% partially offset by an increase of 9.9% for our international retailers. The decline in written orders is a result of a pullback on discretionary home-related spending, a slowing economy and a difficult prior year comparison.

Wholesale backlog was $54.9 million as of December 31, 2023, down 30.1% from a year ago as we improved our delivery times during fiscal 2024. The number of weeks of wholesale backlog as of December 31, 2023 was down compared to last year with notable improvements seen within case goods and home accents as our teams are effectively managing the business to work through order backlog and to service our customers.

Retail Net Sales

Net sales from Company-operated design centers for the three months ended December 31, 2023 decreased $32.6 million or 19.0% compared to the prior year quarter. There was a 19.2% decrease in net sales within the U.S., while net sales from our Canadian design centers decreased 10.1%. The decline in retail net sales was primarily from a decline in delivered unit volume as a result of lower manufacturing levels combined with declining written orders, lower average ticket price and decreased premier home delivery revenue partially offset by higher clearance sales.

Net sales from Company-operated design centers for the six months ended December 31, 2023 decreased $82.6 million or 23.2% compared to the prior year period. There was a 23.8% decrease in net sales within the U.S., while net sales from our Canadian design centers increased 2.5%. The decline in retail net sales within the U.S. was primarily from a decline in delivered unit volume as a result of the flooding in Vermont during the first quarter, which led to lower manufacturing productions levels, combined with declining written orders, decrease in average ticket price and decreased premier home delivery revenue partially offset by higher clearance sales. Canadian retail net sales were higher as the prior year was negatively impacted by temporary disruptions at a local service center that impacted deliveries.

Retail written orders for the three months ended December 31, 2023 decreased 9.4% compared with the prior year period due to the continued softening of the economy, a pullback on discretionary home-related spending, reduced design center traffic and a slow housing market. Year-to-date fiscal 2024 retail written orders were down 11.5% year over year as weaker traffic, inflationary pressure, elevated interest rates and stock market volatility contributed to the softening of consumer interest in home furnishings.

To help drive traffic and related business to our retail design centers, we hosted grand reopening celebrations during fiscal 2024, unveiling the repositioning of our retail network as an Interior Design Destination offering guests a chance to peruse new products, meet each location’s interior designers and experience the newly refreshed and reimagined design centers. As of December 31, 2023, there were 141 Company-operated design centers compared to 139 in the prior year, with new locations in The Villages, Florida and Avon, Ohio and a relocation of our Manhattan (New York, New York) design center.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Gross Profit and Margin

Consolidated gross profit for the three months ended December 31, 2023 decreased $23.4 million or 18.9% compared to the prior year quarter due to sales and gross margin declines within both our wholesale and retail segments, including lower delivered unit volume, and a decrease in average retail ticket price. These decreases were partially offset by lower input costs, including decreased inbound freight and raw material costs, and a change in the sales mix, with a shift to a higher percentage of wholesale product sales that carry lower margins. Wholesale gross profit decreased 17.1% primarily due to a 14.7% change in our sales, including a 15.9% decrease in contract sales, and a decrease in unit volume and manufacturing production, which led to higher unfavorable manufacturing overhead costs. These headwinds were partially offset by lower manufacturing input costs. As a result of the decline in incoming written orders and lower available backlog, we reduced our Upholstery manufacturing production levels during fiscal 2024. Retail gross profit decreased 20.0% due to the 19.0% decrease in net shipments, including lower premier home delivery revenue, combined with a decrease in average ticket sale partially offset by higher sales of designer floor samples and lower customer financing costs.

Consolidated gross profit for the six months ended December 31, 2023 decreased $52.9 million or 20.8% compared to the prior year period due to sales declines within both our wholesale and retail segments, lower delivered unit volume, a decrease in average ticket price and a lower retail gross margin. These decreases were partially offset by a change in sales mix, wholesale margin expansion and a favorable product mix. Wholesale gross profit decreased 10.7% primarily due to a 14.0% reduction in net sales partially offset by margin expansion from declining input costs. Retail gross profit decreased 23.7% primarily due to the 23.2% decrease in net shipments and lower premier home delivery revenue partially offset by increased sales of designer floor samples.

Consolidated gross margin for the three months ended December 31, 2023 was 60.2% compared to 61.0% in the prior year quarter. The 80-basis point decrease in consolidated gross margin was due to deleveraging from lower unit volume combined with a change in sales and product mix partially offset by lower manufacturing input costs and reduced headcount. Our sales mix, which represents the percentage of retail sales compared to total consolidated sales, decreased in the current year. Retail sales were 83.2% of total consolidated sales in the current year second quarter, down from 84.5% in the prior year, which negatively affected consolidated gross margin. Our wholesale segment gross margin decreased 100 basis points while our retail segment gross margin decreased 60 basis points compared to the prior year quarter. The decrease in our wholesale gross margin was driven by reduced manufacturing production, which led to higher plant manufacturing variances, combined with inflationary pressure on labor and a change in product mix partially offset by lower raw material and inbound freight costs. Retail gross margin decreased due to increased designer floor sample sales and a decrease in average ticket sale partially offset by disciplined promotional activity, including lower customer financing costs.

Consolidated gross margin for the six months ended December 31, 2023 was 60.6% comparable with 60.7% in the prior year period. Our wholesale segment gross margin increased 130 basis points while our retail segment gross margin decreased 40 basis points. Retail sales, as a percentage of total consolidated sales, were 82.4% in the current year period, down from 85.1% in the prior year, which negatively affected our consolidated gross margin. Lower manufacturing input costs helped drive an improved wholesale gross margin while increased designer floor sample sales lowered retail gross margin.

SG&A Expenses

(in thousands)	Three months ended			Six months ended
	December 31,			December 31,
	2023	2022	% Change	2023	2022	% Change
SG&A expenses	$79,183	$87,147	(9.1%)	$159,481	$179,109	(11.0%)
Restructuring and other charges, net of gains	$(235)	$(196)	19.9%	$1,257	$(2,192)	(157.3%)
Consolidated operating income	$21,688	$37,069	(41.5%)	$40,039	$76,719	(47.8%)
Consolidated GAAP operating margin	13.0%	18.2%		12.1%	18.4%
Consolidated adjusted operating margin	12.8%	18.1%		12.5%	17.9%
Wholesale operating income	$10,823	$14,569	(25.7%)	$25,194	$29,982	(16.0%)
Retail operating income	$6,962	$18,080	(61.5%)	$12,124	$40,069	(69.7%)

SG&A expenses for the three months ended December 31, 2023 decreased $8.0 million or 9.1% primarily due to lower selling expenses from reduced delivered unit volumes and lower marketing costs combined with a decrease in general and administrative costs. Consolidated selling expenses were down 14.1% while general and administrative costs decreased 0.9%. When expressed as a percentage of sales, SG&A expenses were 47.3% compared to 42.9% in the prior year quarter, an increase of 440 basis points driven by lower sales volume relative to fixed costs. SG&A expenses were down 9.1% while consolidated net sales decreased at the faster rate of 17.7%, which led to the decrease in our operating leverage.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail selling expenses were down 14.1% due to lower designer variable compensation and delivery costs from the 19.0% decrease in retail net sales and decreased advertising spend. Wholesale selling expenses, which includes our logistics operation, were down 14.3% from lower freight rates, less outgoing distribution costs driven by the 13.7% decrease in wholesale units shipped, reduced headcount and less advertising expenses partially offset by increased 3D and web-technology spend. While total advertising costs decreased 18.6% to last year, our consolidated advertising expenses during the second quarter of fiscal 2024 were equal to 2.0% of net sales, the same percentage as the year ago second quarter. Consolidated general and administrative expenses decreased 0.9% primarily due to lower employee compensation from reduced headcount and decreases in annual incentive compensation, corporate support service, group insurance and professional fees partially offset by incremental costs associated with the design center projection refreshes, higher retail occupancy expenses from the addition of two new design centers in the last twelve months and increased workers compensation expense. As part of our fiscal 2024 design center refresh initiative, we incurred incremental expenditures associated with new product swatches, samples, floor displays and maintenance including paint, lighting and flooring.

SG&A expenses for the six months ended December 31, 2023 decreased $19.6 million or 11.0% due to lower selling expenses from reduced sales. Consolidated selling expenses were down 17.6% while general and administrative costs increased 0.3%. When expressed as a percentage of sales, SG&A expenses were 48.2% compared to 42.9% in the prior year period, a decrease of 530 basis points driven by lower sales volume relative to fixed costs. SG&A expenses were down 11.0% while consolidated net sales decreased at a rate of 20.7%, which led to the decrease in our operating leverage.

Retail selling expenses were down 18.5% due to lower designer variable compensation and reduced delivery costs from the 23.2% decrease in retail net sales volume and decreased advertising spend. Wholesale selling expenses were down 15.1% from lower freight rates, a decrease in wholesale units shipped, reduced headcount and less advertising spend partially offset by an increase in technology spend. During the first half of fiscal 2024, our consolidated advertising expense was equal to 2.0% of net sales, down from 2.3% in the prior year period due to timing of direct mail and national television campaigns. Consolidated general and administrative expenses increased by 0.3% primarily due to costs associated with the design center projection refreshes and higher retail occupancy expenses from the addition of two new design centers in the last twelve months partially offset by lower employee compensation from reduced headcount, decreases in annual incentive compensation, corporate support service and professional fees, and decreased employee benefit costs, including medical and group insurance.

Compared to a year ago, our headcount is down 9.6% or 379 associates (344 wholesale and 35 retail) as we continue to identify additional operational efficiencies and leverage the use of technology to streamline workflows to help reduce our human capital costs throughout our vertically-integrated enterprise.

Restructuring and other charges, net of gains

Restructuring and other charges, net of gains was a gain of $0.2 million for both the three months ended December 31, 2023 and 2022. The current year second quarter included a gain of $0.7 million from the amortization of the deferred liability generated from the sale-leaseback transaction completed on August 1, 2022 partially offset by $0.3 million of additional repairs and maintenance costs incurred in relation to the Vermont flood and $0.2 million of severance costs. In the year ago second quarter we incurred a $0.7 million gain related to the amortization of the deferred liability generated from the sale-leaseback transaction partially offset by $0.5 million of severance costs.

Restructuring and other charges, net of gains for the six months ended December 31, 2023 was a $1.3 million charge compared to a gain of $2.2 million in the prior year period. Fiscal 2024 restructuring charge of $1.3 million related primarily to the $2.3 million net loss incurred from the damage sustained in the July 2023 Vermont flooding and severance costs of $0.3 million partially offset by a $1.3 million gain related to the amortization of the above-mentioned deferred liability generated from the sale-leaseback transaction completed on August 1, 2022. Vermont flood losses incurred from the disposal of damaged inventory, inoperable machinery equipment from water damage, facility cleanup, and restoration, were $2.3 million, net of insurance recoveries and grant proceeds. In the prior year period, we recognized a gain of $2.9 million on the sale-leaseback transaction completed on August 1, 2022 partially offset by severance costs of $0.5 million.

Consolidated Operating Income

Consolidated operating income for the three months ended December 31, 2023 decreased $15.4 million or 41.5% and as a percentage of net sales was 13.0%, compared to 18.2% the prior year quarter. Adjusted operating income, which excludes restructuring and other charges, net of gains was $21.5 million, or 12.8% of net sales compared with $36.9 million, or 18.1% of net sales in the prior year quarter. The decrease in operating income was driven by lower consolidated net sales and gross margin erosion partially offset by lower operating expenses. We remain focused on a disciplined approach to cost savings and expense control in a declining net sales environment, which helped mitigate the impact of the 17.7% reduction in consolidated net sales.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated operating income for the six months ended December 31, 2023 decreased $36.7 million or 47.8% and as a percentage of net sales was 12.1%, compared to 18.4% in the prior year period. Adjusted operating income, which excludes restructuring and other charges, net of gains was $41.3 million, or 12.5% of net sales compared with $74.6 million, or 17.9% of net sales in the prior year period. The decrease in operating income was driven by lower consolidated net sales partially offset by lower operating expenses.

Wholesale Operating Income

Wholesale operating income for the three months ended December 31, 2023 was $10.8 million or 11.9% of net sales compared with $14.6 million or 13.7% in the prior year quarter. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $11.1 million or 12.3% of net sales compared with $14.6 million or 13.7% of net sales in the prior year quarter. The 23.6% decrease in adjusted wholesale operating income was driven primarily by the 14.7% decline in net sales and the 100- basis point decline in gross margin partially offset by the 12.7% reduction in wholesale SG&A expenses.

Wholesale operating income for the six months ended December 31, 2023 was $25.2 million or 13.3% of net sales compared with $30.0 million or 13.6% in the prior year period. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $27.7 million or 14.6% of net sales compared with $30.0 million or 13.6% of net sales in the prior year period. The 7.7% decrease in adjusted wholesale operating income was driven primarily by the 14.0% decline in net sales partially offset by the 130-basis point improvement in wholesale gross margin and the 12.7% reduction in wholesale SG&A expenses.

Retail Operating Income

Retail operating income for the three months ended December 31, 2023 was $7.0 million, or 5.0% of sales, compared with $18.1 million, or 10.5% of sales in the prior year quarter. Adjusted retail operating income, which excludes restructuring and other charges, net of gains was $6.4 million or 4.6% of net sales compared with $17.9 million or 10.4% of net sales in the prior year quarter. The decrease in adjusted retail operating income is attributed to the 19.0% decrease in net sales and the 60-basis point reduction in gross margin partially offset by the 7.9% reduction in retail SG&A expenses.

Retail operating income for the six months ended December 31, 2023 was $12.1 million, or 4.4% of sales, compared with $40.1 million, or 11.3% of sales in the prior year period. Adjusted retail operating income, which excludes restructuring and other charges, net of gains was $10.9 million or 4.0% of net sales compared with $37.9 million or 10.7% of net sales in the prior year period. The decrease in adjusted retail operating income is attributed to the 23.2% decrease in net sales and the 40-basis point reduction in gross margin partially offset by the 10.4% reduction in retail SG&A expenses.

Income Tax Expense

(in thousands)	Three months ended			Six months ended
	December 31,			December 31,
	2023	2022	% Change	2023	2022	% Change
Income tax expense	$5,944	$9,754	(39.1%)	$11,080	$19,865	(44.2%)
Effective tax rate	25.5%	25.7%		25.5%	25.5%
Net income	$17,411	$28,166	(38.2%)	$32,350	$58,046	(44.3%)
Adjusted Net income	$17,235	$28,020	(38.5%)	$33,289	$56,437	(41.0%)
Diluted EPS	$0.68	$1.10	(38.2%)	$1.26	$2.27	(44.5%)
Adjusted Diluted EPS	$0.67	$1.10	(39.1%)	$1.30	$2.21	(41.2%)

Income tax expense for the three months ended December 31, 2023 was $5.9 million compared with $9.8 million in the prior year second quarter primarily due to the $14.6 million decrease in income before income taxes. Our consolidated effective tax rate was 25.5% in the current year compared with 25.7% in the prior year. Our effective tax rate of 25.5% varies from the 21% federal statutory rate primarily due to state taxes.

Income tax expense for the six months ended December 31, 2023 was $11.1 million compared with $19.9 million in the prior year primarily due to the $34.5 million decrease in income before income taxes. Our consolidated effective tax rate was 25.5% in both the current year and prior year. Our effective tax rate of 25.5% varies from the 21% federal statutory rate primarily due to state taxes.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Net Income

Net income for the three months ended December 31, 2023 was $17.4 million compared with $28.2 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, net of gains was $17.2 million, down 38.5% from the prior year period. The decrease in net income and adjusted net income was driven by the $35.9 million decrease in consolidated net sales combined with gross margin erosion of 80 basis points partially offset by lower operating expenses from our ability to maintain a disciplined approach to cost savings and expense control.

Net income for the six months ended December 31, 2023 was $32.4 million compared with $58.0 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, net of gains was $33.3 million, down 41.0% from the prior year period. The decrease in net income and adjusted net income was driven by the $86.5 million reduction in consolidated net sales partially offset by lower operating expenses.

Diluted EPS

Diluted EPS for the three months ended December 31, 2023 was $0.68 compared with $1.10 per diluted share in the prior year period. Adjusted diluted EPS was $0.67, down 39.1% compared with the prior year period. The decrease in diluted EPS and adjusted diluted EPS was driven by lower consolidated net sales and gross margin erosion partially offset by lower operating expenses.

Diluted EPS for the six months ended December 31, 2023 was $1.26 compared with $2.27 per diluted share in the prior year period. Adjusted diluted EPS was $1.30, down 41.2% compared with the prior year period primarily due to lower sales.

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

(in thousands, except per share amounts)	Three months ended			Six months ended
	December 31,			December 31,
	2023	2022	% Change	2023	2022	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$21,688	$37,069	(41.5%)	$40,039	$76,719	(47.8%)
Adjustments (pre-tax) *	(235)	(196)		1,257	(2,154)
Adjusted operating income *	$21,453	$36,873	(41.8%)	$41,296	$74,565	(44.6%)

Consolidated Net sales	$167,276	$203,161	(17.7%)	$331,168	$417,691	(20.7%)
GAAP Operating margin	13.0%	18.2%		12.1%	18.4%
Adjusted operating margin *	12.8%	18.1%		12.5%	17.9%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$17,411	$28,166	(38.2%)	$32,350	$58,046	(44.3%)
Adjustments, net of tax *	(176)	(146)		939	(1,609)
Adjusted net income	$17,235	$28,020	(38.5%)	$33,289	$56,437	(41.0%)
Diluted weighted average common shares	25,630	25,582		25,624	25,571
GAAP Diluted EPS	$0.68	$1.10	(38.2%)	$1.26	$2.27	(44.5%)
Adjusted diluted EPS *	$0.67	$1.10	(39.1%)	$1.30	$2.21	(41.2%)

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$10,823	$14,569	(25.7%)	$25,194	$29,982	(16.0%)
Adjustments (pre-tax) *	312	-		2,465	(4)
Adjusted wholesale operating income *	$11,135	$14,569	(23.6%)	$27,659	$29,978	(7.7%)

Wholesale net sales	$90,627	$106,247	(14.7%)	$190,057	$220,898	(14.0%)
Wholesale GAAP operating margin	11.9%	13.7%		13.3%	13.6%
Adjusted wholesale operating margin *	12.3%	13.7%		14.6%	13.6%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$6,962	$18,080	(61.5%)	$12,124	$40,069	(69.7%)
Adjustments (pre-tax) *	(547)	(196)		(1,208)	(2,150)
Adjusted retail operating income *	$6,415	$17,884	(64.1%)	$10,916	$37,919	(71.2%)

Retail net sales	$139,197	$171,763	(19.0%)	$272,798	$355,421	(23.2%)
Retail GAAP operating margin	5.0%	10.5%		4.4%	11.3%
Adjusted retail operating margin *	4.6%	10.4%		4.0%	10.7%

* Adjustments to reported GAAP financial measures including operating income and margin, net income and diluted EPS have been adjusted by the following (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2023	2022	2023	2022
Orleans, Vermont flood (wholesale)	$250	$-	$2,346	$-
Gain on sale-leaseback transaction (retail)	(655)	(654)	(1,310)	(2,911)
Severance and other charges (wholesale)	63	-	120	(4)
Severance and other charges (retail)	107	458	101	761
Adjustments to operating income	$(235)	$(196)	$1,257	$(2,154)
Related income tax effects on non-recurring items(1)	59	50	(318)	545
Adjustments to net income	$(176)	$(146)	$939	$(1,609)

(1)	Calculated using a rate of 25.3% in both current and prior year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Liquidity

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, take advantage of short and long-term opportunities and execute our strategic initiatives. Our sources of liquidity include cash, cash equivalents, investments, cash generated from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, invest in capital expenditures and fulfill other cash requirements for day-to-day operations and contractual obligations. We continue to monitor our liquidity closely during this slowing economic period marked with high interest rates, market uncertainty and elevated inflationary pressures.

As of December 31, 2023, the Company had available liquidity of $288.7 million as summarized below (in thousands).

	December 31,	June 30,
	2023	2023

Cash and cash equivalents	$55,051	$62,130
Current investments	97,679	110,577
Non-current investments (1)	15,064	-
Availability under existing credit facility	120,952	120,952
Total Available Liquidity	$288,746	$293,659

(1)	Our long-term investments in U.S. Treasury notes are classified as non-current as they have stated maturities between one and two years.

As of December 31, 2023, we had working capital of $185.0 million compared to $196.4 million at June 30, 2023 and a current ratio of 2.3 at December 31, 2023, comparable to 2.2 at June 30, 2023 and 1.9 a year ago. Our non-U.S. subsidiaries held $3.4 million in cash and cash equivalents at December 31, 2023, which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At December 31, 2023, we held cash and cash equivalents of $55.1 million compared with $62.1 million at June 30, 2023. Cash and cash equivalents aggregated to 7.6% of our total assets at December 31, 2023 compared with 8.3% at June 30, 2023. In addition to cash and cash equivalents of $55.1 million, we had investments of $112.7 million at December 31, 2023 compared with $110.6 million at June 30, 2023. Our investments at December 31, 2023 are within U.S. Treasury bills and notes, which we expect will further enhance our returns on excess cash. Our U.S. Treasury bills totaling $97.7 million have maturities of less than one year while our U.S. Treasury notes totaling $15.1 million have maturities within one and two years.

Our cash and cash equivalents decreased $7.1 million or 11.4% during the first six months of fiscal 2024 due to $31.1 million in cash dividends paid, capital expenditures of $5.2 million and $2.1 million in taxes paid related to net share settlement of vested RSUs and PSUs partially offset by net cash provided by operating activities of $30.3 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table illustrates the main components of our cash flows for the three months ended December 31, 2023 and 2022 (in millions):

	Six months ended
	December 31,
	2023	2022
Operating activities
Net income	$32.4	$58.0
Non-cash operating lease cost	15.8	15.0
Restructuring and other charges, net of gains	1.3	(2.2)
Payments on restructuring and other charges, net of proceeds	(1.2)	(0.8)
Depreciation and amortization and other non-cash items	8.7	8.8
Deferred income taxes	(0.3)	(1.9)
Change in operating assets and liabilities	(26.4)	(36.0)
Total provided by operating activities	$30.3	$40.9

Investing activities
Capital expenditures	$(5.2)	$(8.5)
Proceeds from sales of property, plant and equipment	-	8.1
Proceeds from sales of investments, net of purchases	0.8	(43.4)
Total used in investing activities	$(4.4)	$(43.8)

Financing activities
Dividend payments	$(31.1)	$(20.9)
Taxes paid related to net share settlement of equity awards	(2.1)	(0.8)
Proceeds from employee stock plans	0.3	-
Payments on financing leases and other	(0.3)	(0.2)
Total used in financing activities	$(33.2)	$(21.9)

Cash Provided by Operating Activities

We generated $30.3 million in cash from operating activities during the first six months of fiscal 2024, a decrease from $40.9 million in the prior year period primarily due to lower net income partially offset by improvements in working capital. The change in working capital was primarily from a reduction in customer deposits as net shipments outpaced incoming written orders, lower inventory carrying levels as backlog declines and a decrease in outstanding accounts receivable from lower contract sales and improved cash collections. Our inventory decreased $18.9 million since June 30, 2023 as we restore our operating inventory levels to more historical levels as backlog declines. Inventory balances continue to decrease as we seek to reduce our inventory while also ensuring appropriate levels are maintained to service our customer base. Restructuring payments made during fiscal 2024 were $1.2 million compared to $0.8 million in the prior year and related primarily to the Orleans flood restoration services and severance.

Cash Used in Investing Activities

Cash used in investing activities was $4.4 million during the first six months of fiscal 2024 compared with cash used of $43.8 million in the prior year period. In the prior fiscal year, we increased our investments to enhance our returns on excess cash. The prior fiscal period included $43.4 million of net purchases of investments (net of proceeds from sales of investments). During fiscal 2024, we had $0.8 million of net proceeds from the sale of investments, which related to $40.8 million of short-term U.S. treasuries that matured during the year and the subsequent reinvestment of $40.0 million. In addition, the prior year quarter included $8.1 million in proceeds received from the sale-leaseback transaction completed in August 2022. Capital expenditures during fiscal 2024 were $5.2 million compared with $8.5 million in the prior year period. Current year capital expenditures related primarily to design center openings and improvements, manufacturing equipment replacement within our Orleans, Vermont plant due to the flood damage caused and investments in technology upgrades. Capital expenditures a year ago were higher as we incurred additional costs related to efficiency and safety upgrades to our manufacturing plants.

Cash Used in Financing Activities

Cash used in financing activities was $33.2 million in the current year, an increase from $21.9 million in the prior year period primarily due to the timing of dividend payments. In fiscal 2024, the second regular quarterly dividend of $0.36 per share was declared by our Board of Directors in October 2023 and paid in November 2023, while in the prior year the second regular quarterly dividend payment was declared in November 2022, but not paid until January 2023. A special cash dividend of $0.50 per share was paid in both the current and prior year. There was also a 12.5% increase in the regular quarterly cash dividend to $0.36 per share, effective May 2023, and an increase in taxes paid for the net share settlement of equity awards. During fiscal 2024, a total of 66,328 shares valued at $2.1 million were repurchased from employees to satisfy their withholding tax obligations upon vesting of RSUs and PSUs. There were no repurchases of common stock under our existing share repurchase program during fiscal 2024 or 2023.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statement of cash flows and within Other Assets on our consolidated balance sheets. At December 31, 2023 and June 30, 2023, we held $0.4 million and $0.5 million, respectively, of restricted cash related to our Ethan Allen insurance captive.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents were increased by $0.1 million during the first six months of fiscal 2024 compared with a $0.1 million decrease in the prior year period. These changes had an immaterial impact on our cash balances held in Canada, Mexico, and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. As of December 31, 2023, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.0 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

Letters of Credit. At both December 31, 2023 and June 30, 2023, there was $4.0 million of standby letters of credit outstanding under the Facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first six months of fiscal 2024 totaled $5.2 million compared with $8.5 million in the prior year period. The current year capital expenditures primarily related to $3.0 million for retail design center openings and floor projection updates and $2.1 million of spending within our manufacturing facilities to further improve their efficiency and safety as well as to replace equipment damaged in the Vermont flood.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures.

Dividends. Our Board has sole authority to determine if and when we will declare future dividends and on what terms. We have a history of returning capital to shareholders and continued this practice during fiscal 2024 by paying a special dividend of $0.50 per share in addition to our regular quarterly dividends of $0.36 per share. During the first six months of fiscal 2024, we paid total cash dividends of $31.1 million, up from $20.9 million a year ago as the regular quarterly dividend was increased by 12.5% in May 2023 and the timing of our second regular quarterly payment was in November 2023 compared to January 2023 in the prior fiscal year. On August 1, 2023, our Board declared a regular quarterly dividend of $0.36 per share as well as a special dividend of $0.50 per share, which was paid on August 31, 2023 to shareholders of record as of August 15, 2023. On October 24, 2023 our Board declared a regular quarterly dividend of $0.36 per share, which was paid on November 22, 2023 to shareholders of record as of November 7, 2023.

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

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first six months of fiscal 2024 or 2023. At December 31, 2023, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Material Cash Requirements from Contractual Obligations.

Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, the rate of written orders and net sales, levels of customer deposits on hand, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As disclosed in our 2023 Annual Report on Form 10-K, as of June 30, 2023, we had total contractual obligations of $199.1 million, including $152.4 million related to operating lease commitments and $29.2 million of open purchase orders. Except for $16.1 million in operating lease payments made to our landlords and $10.1 million of operating lease assets obtained in exchange for $10.1 million of operating lease liabilities during the first six months of fiscal 2024, there were no other material changes in our contractual obligations as previously disclosed in our 2023 Annual Report on Form 10-K.

Other Arrangements

We do not utilize or employ any other arrangements in operating our business. As such, we do not maintain any retained or contingent interests, derivative instruments or variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2023 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first six months of fiscal 2024 from those disclosed in our 2023 Annual Report on Form 10-K.

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

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2024 from those disclosed in our 2023 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. While we had no fixed or variable rate borrowings outstanding at December 31, 2023, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the Secured Overnight Financing Rate (“SOFR”). Based on our current and expected levels of exposed liabilities, we estimate that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

Cash, Cash Equivalents and Investments

The fair market value of our cash and cash equivalents at December 31, 2023 was $55.1 million while our investments balance was $112.8 million of which $97.7 is recorded as short-term and $15.1 million is recorded as long-term. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. treasuries with maturities ranging from one year or less to within one and two years and are reported at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve appropriate investment returns consistent with preserving principal and managing risk. Pursuant to our established investment policy guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged as of December 31, 2023. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and investments will continue to be immaterially affected by fluctuations in interest rates.

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

A hypothetical 10% weaker United States dollar against all foreign currencies at December 31, 2023 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

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

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. We believe any material inflationary impact on our product and operating costs would be partially offset by our ability to increase selling prices, create operational efficiencies and seek lower cost alternatives. During fiscal 2024, a period marked by ongoing high inflation, we have been able to reduce certain manufacturing input costs by identifying lower cost alternatives in raw materials as well as implemented operational efficiencies, including reduced headcount, which have helped to minimize the impact of high inflation.

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. As of December 31, 2023, there were 141 Company-operated retail design centers, of which 49 are owned and 92 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased design center locations and warehouse and distribution facilities. At December 31, 2023, the unamortized balance of such right-of-use assets totaled $113.7 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first six months of fiscal 2024 to the matters discussed in Part I, Item 3 – Legal Proceedings in our 2023 Annual Report on Form 10-K.

Item 1A. Risk Factors

We disclosed our risk factors in our 2023 Annual Report on Form 10-K. There have been no material changes to our risk factors during the first six months of fiscal 2024.

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

We did not repurchase any shares of our outstanding common stock during the second quarter of fiscal 2024 under the existing share repurchase program. At December 31, 2023, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Officers

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: January 24, 2024	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: January 24, 2024	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)