Form 10-Q
period 2024-03-31
ETHAN ALLEN INTERIORS INC
filed 2024-04-24
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 17, 2024, was 25,411,923.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q THIRD QUARTER OF FISCAL 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2024	June 30, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$63,862	$62,130
Investments	82,356	110,577
Accounts receivable, net	7,991	11,577
Inventories, net	144,474	149,195
Prepaid expenses and other current assets	27,627	25,974
Total current assets	326,310	359,453
Property, plant and equipment, net	219,013	222,167
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	114,023	115,861
Deferred income taxes	929	640
Other assets	36,813	2,204
TOTAL ASSETS	$742,216	$745,453
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$24,774	$28,565
Customer deposits	80,526	77,765
Accrued compensation and benefits	19,057	23,534
Current operating lease liabilities	27,208	26,045
Other current liabilities	4,544	7,188
Total current liabilities	156,109	163,097
Operating lease liabilities, long-term	100,974	104,301
Deferred income taxes	3,032	3,056
Other long-term liabilities	4,763	3,993
TOTAL LIABILITIES	$264,878	$274,447
Commitments and contingencies (see Note 19)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value, 150,000 shares authorized, 49,550 and 49,426 shares issued; 25,412 and 25,356 shares outstanding at March 31, 2024 and June 30, 2023, respectively	495	494
Additional paid-in capital	387,739	386,146
Treasury stock, at cost: 24,138 and 24,070 shares at March 31, 2024 and June 30, 2023, respectively	(684,796)	(682,646)
Retained earnings	774,813	769,819
Accumulated other comprehensive loss	(860)	(2,785)
Total Ethan Allen Interiors Inc. shareholders' equity	477,391	471,028
Noncontrolling interests	(53)	(22)
TOTAL SHAREHOLDERS' EQUITY	477,338	471,006
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$742,216	$745,453

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales	$146,421	$186,316	$477,589	$604,007
Cost of sales	56,597	74,765	186,988	238,820
Gross profit	89,824	111,551	290,601	365,187

Selling, general and administrative expenses	75,253	83,233	234,734	262,342
Restructuring and other charges, net of gains	(754)	(470)	503	(2,662)
Operating income	15,325	28,788	55,364	105,507

Interest and other income, net	2,037	1,123	5,541	2,420
Interest and other financing costs	64	52	177	157
Income before income taxes	17,298	29,859	60,728	107,770
Income tax expense	4,345	7,503	15,425	27,368
Net income	$12,953	$22,356	$45,303	$80,402

Per share data
Basic earnings per common share
Net income per basic share	$0.51	$0.88	$1.78	$3.16
Basic weighted average common shares	25,531	25,477	25,520	25,470
Diluted earnings per common share
Net income per diluted share	$0.50	$0.87	$1.77	$3.14
Diluted weighted average common shares	25,650	25,599	25,632	25,580

Comprehensive income
Net income	$12,953	$22,356	$45,303	$80,402
Other comprehensive income, net of tax
Foreign currency translation adjustments	544	1,683	628	2,031
Other	(358)	(159)	1,266	211
Other comprehensive income, net of tax	186	1,524	1,894	2,242
Comprehensive income	$13,139	$23,880	$47,197	$82,644

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$45,303	$80,402
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,036	11,673
Share-based compensation expense	1,085	1,145
Non-cash operating lease cost	23,824	22,557
Deferred income taxes	(313)	(2,110)
Restructuring and other charges, net of gains	503	(2,662)
Payments on restructuring and other charges, net of proceeds	(921)	(1,020)
Loss on disposal of property, plant and equipment	31	43
Other	130	513
Change in operating assets and liabilities:
Accounts receivable, net	3,586	1,202
Inventories, net	3,760	24,849
Prepaid expenses and other current assets	(3,744)	3,757
Customer deposits	2,761	(28,308)
Accounts payable and accrued expenses	(4,385)	(9,319)
Accrued compensation and benefits	(4,484)	(1,634)
Operating lease liabilities	(24,496)	(23,355)
Other assets and liabilities	(722)	(3,375)
Net cash provided by operating activities	53,954	74,358

Cash Flows from Investing Activities
Proceeds from sale of property, plant and equipment	22	8,105
Capital expenditures	(7,536)	(10,679)
Purchases of investments	(79,913)	(189,951)
Proceeds from sales of investments	77,346	106,933
Net cash used in investing activities	(10,081)	(85,592)

Cash Flows from Financing Activities
Payment of cash dividends	(40,309)	(37,183)
Proceeds from employee stock plans	508	75
Taxes paid related to net share settlement of equity awards	(2,149)	(812)
Payments on financing leases	(350)	(395)
Other financing costs	-	28
Net cash used in financing activities	(42,300)	(38,287)

Effect of exchange rate changes on cash and cash equivalents	76	27

Net increase (decrease) in cash, cash equivalents and restricted cash	1,649	(49,494)
Cash, cash equivalents and restricted cash at beginning of period	62,622	110,871
Cash, cash equivalents and restricted cash at end of period	$64,271	$61,377

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2023	49,426	$494	$386,146	24,070	$(682,646)	$(2,785)	$769,819	$(22)	$471,006
Net income	-	-	-	-	-	-	14,939	-	14,939
Common stock issued on share-based awards	12	-	313	-	-	-	-	-	313
Share-based compensation expense	-	-	357	-	-	-	-	-	357
Restricted stock vesting	97	1	-	66	(2,101)	-	-	-	(2,100)
Cash dividends declared	-	-	-	-	-	-	(21,928)	-	(21,928)
Other comprehensive income (loss)	-	-	-	-	-	(25)	-	(6)	(31)
Balance at September 30, 2023	49,535	$495	$386,816	24,136	$(684,747)	$(2,810)	$762,830	$(28)	$462,556
Net income	-	-	-	-	-	-	17,411	-	17,411
Common stock issued on share-based awards	1	-	9	-	-	-	-	-	9
Share-based compensation expense	-	-	364	-	-	-	-	-	364
Cash dividends declared	-	-	-	-	-	-	(9,189)	-	(9,189)
Other comprehensive income (loss)	-	-	-	-	-	1,747	-	(8)	1,739
Balance at December 31, 2023	49,536	$495	$387,189	24,136	$(684,747)	$(1,063)	$771,052	$(36)	$472,890
Net income	-	-	-	-	-	-	12,953	-	12,953
Common stock issued on share-based awards	7	-	186	-	-	-	-	-	186
Share-based compensation expense	-	-	364	-	-	-	-	-	364
Cash dividends declared	-	-	-	-	-	-	(9,192)	-	(9,192)
Restricted stock vesting	7	-	-	2	(49)	-	-	-	(49)
Other comprehensive income (loss)	-	-	-	-	-	203	-	(17)	186
Balance at March 31, 2024	49,550	$495	$387,739	24,138	$(684,796)	$(860)	$774,813	$(53)	$477,338

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2022	49,360	$494	$384,782	24,037	$(681,834)	$(6,462)	$710,369	$(26)	$407,323
Net income	-	-	-	-	-	-	29,880	-	29,880
Share-based compensation expense	-	-	268	-	-	-	-	-	268
Restricted stock vesting	55	-	1	31	(765)	-	-	-	(764)
Cash dividends declared	-	-	-	-	-	-	(20,879)	-	(20,879)
Other comprehensive income (loss)	-	-	-	-	-	(82)	-	(7)	(89)
Balance at September 30, 2022	49,415	$494	$385,051	24,068	$(682,599)	$(6,544)	$719,370	$(33)	$415,739
Net income	-	-	-	-	-	-	28,166	-	28,166
Common stock issued on share-based awards	1	-	9	-	-	-	-	-	9
Share-based compensation expense	-	-	495	-	-	-	-	-	495
Cash dividends declared	-	-	-	-	-	-	(8,152)	-	(8,152)
Other comprehensive income (loss)	-	-	-	-	-	795	-	12	807
Balance at December 31, 2022	49,416	$494	$385,555	24,068	$(682,599)	$(5,749)	$739,384	$(21)	$437,064
Net income	-	-	-	-	-	-	22,356	-	22,356
Common stock issued on share-based awards	1	-	66	-	-	-	-	-	66
Share-based compensation expense	-	-	382	-	-	-	-	-	382
Cash dividends declared	-	-	-	-	-	-	(8,152)	-	(8,152)
Restricted stock vesting	9	-	-	2	(47)	-	-	-	(47)
Other comprehensive income (loss)	-	-	-	-	-	1,513	-	11	1,524
Balance at March 31, 2023	49,426	$494	$386,003	24,070	$(682,646)	$(4,236)	$753,588	$(10)	$453,193

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

Ethan Allen Interiors Inc., through its wholly owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a Delaware corporation and leading interior design destination combining technology with personal service. Our design centers, which operate under a mix of Company-owned and independent licensee locations, offer complimentary interior design service, and sell a full range of home furnishings, including custom furniture and artisan-crafted accents for every room in the home. Vertically integrated from product design through logistics, we manufacture about 75% of our custom-crafted products in our North American manufacturing facilities and have been recognized for product quality and craftsmanship since our founding in 1932.

As of March 31, 2024, the Company operated 141 retail design centers with 137 located in the U.S. and four in Canada. Our independently operated design centers are located in the U.S., Asia, the Middle East and Europe. We also own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the U.S., two manufacturing plants in Mexico and one manufacturing plant in Honduras.

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

All intercompany activity and balances, including any related profit on intercompany sales, have been eliminated from the consolidated financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of results that may be expected for the entire fiscal year. The interim consolidated financial statements were prepared on a basis consistent with those reflected in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report on Form 10-K”) but do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). We derived the June 30, 2023 consolidated balance sheet from our audited financial statements included in our 2023 Annual Report on Form 10-K.

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

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At March 31, 2024 and June 30, 2023, we held $0.4 million and $0.5 million, respectively, of restricted cash related to our insurance captive.

We have evaluated subsequent events through the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

(3)	Recent Accounting Pronouncements

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability to our consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in this ASU are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2025 and interim periods starting in fiscal 2026, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements or related disclosures.

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This ASU will be effective for us for fiscal 2026 and interim periods beginning in the first quarter of fiscal 2027, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements or related disclosures.

Climate-Related Disclosures. In March 2024, the SEC adopted final rules that would require registrants to provide certain climate-related information in their registration statements and annual reports. The new rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The rules also require disclosure of a registrant’s greenhouse gas emissions and certain climate-related financial metrics in their audited financial statements. In April 2024, the SEC voluntarily stayed the rules pending completion of a judicial review that is currently pending in the U.S. Court of Appeals for the Eighth Circuit. We are currently evaluating the impact of these rules on our consolidated financial statements and related disclosures.

No other new accounting pronouncements issued or effective as of March 31, 2024 have had or are expected to have a material impact on our consolidated financial statements.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At March 31, 2024 and June 30, 2023, these amounts were immaterial.

Allowance for Doubtful Accounts. Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for doubtful accounts. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. At March 31, 2024 and June 30, 2023, the allowance for doubtful accounts was immaterial.

Commissions. We capitalize commission fees paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At March 31, 2024, we had prepaid commissions of $13.2 million, which we expect to recognize to selling expense during the remainder of fiscal 2024 as Selling, general and administrative expenses within our consolidated statements of comprehensive income.

Customer Deposits. We collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. As of March 31, 2024, we had customer deposits of $80.5 million. At June 30, 2023 we had customer deposits of $77.8 million, of which we recognized $74.7 million of revenue related to our contract liabilities during the nine months ended March 31, 2024. Revenue recognized during the three months ended March 31, 2024, which was previously included in Customer deposits as of December 31, 2023, was $2.7 million, compared to $6.1 million of revenue recognized during the three months ended March 31, 2023, which was previously included in Customer deposits as of December 31, 2022. We expect that substantially all of the customer deposits as of March 31, 2024 will be recognized as revenue within the next twelve months as the performance obligations are satisfied.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table disaggregates our net sales by product category by segment (in thousands):

	Three months ended March 31, 2024				Three months ended March 31, 2023
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$44,187	$54,407	$(31,692)	$66,902	$56,923	$71,269	$(38,603)	$89,589
Case goods(3)	31,542	35,494	(19,803)	47,233	39,761	41,917	(24,439)	57,239
Accents(4)	15,670	25,548	(14,525)	26,693	19,456	29,382	(15,760)	33,078
Other(5)	(1,574)	7,167	-	5,593	(1,945)	8,355	-	6,410
Total	$89,825	$122,616	$(66,020)	$146,421	$114,195	$150,923	$(78,802)	$186,316

	Nine months ended March 31, 2024				Nine months ended March 31, 2023
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$138,071	$186,519	$(98,853)	$225,737	$169,206	$245,144	$(121,089)	$293,261
Case goods(3)	91,060	103,308	(55,358)	139,010	113,734	137,061	(68,855)	181,940
Accents(4)	54,309	83,167	(43,496)	93,980	57,292	97,737	(47,486)	107,543
Other(5)	(3,558)	22,420	-	18,862	(5,139)	26,402	-	21,263
Total	$279,882	$395,414	$(197,707)	$477,589	$335,093	$506,344	$(237,430)	$604,007

(1)	The Eliminations column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.
(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.
(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.
(4)

Accents includes items such as window treatments and drapery hardware, wall décor, florals, lighting, clocks, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, flooring, wall coverings and home and garden furnishings.

(5)

Other includes product delivery sales, Ethan Allen Hotel revenues, sales of third-party furniture protection plans and other miscellaneous product sales less prompt payment discounts, sales allowances and other incentives.

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At March 31, 2024 and June 30, 2023, we have categorized our investments as Level 2 assets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities as of March 31, 2024 or June 30, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and June 30, 2023. There were no transfers between levels of fair value measurements during the periods presented.

		Fair Value Measurements at March 31, 2024
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$27,285	$-	$-	$27,285
U.S. Treasury bills (2)	Investments	-	82,356	-	82,356
U.S. Treasury notes (2)	Other assets	-	34,867	-	34,867
Total		$27,285	$117,223	$-	$144,508

		Fair Value Measurements at June 30, 2023
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$23,923	$-	$-	$23,923
U.S. Treasury bills (2)	Investments	-	110,577	-	110,577
Total		$23,923	$110,577	$-	$134,500

(1)	Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

(2)

We have current and non-current debt securities (U.S. Treasury bills and notes) intended to enhance returns on our cash as well as to fund future obligations. All unrealized gains and losses were included in Accumulated other comprehensive loss within our consolidated balance sheets. There were no material gross unrealized gains or losses on the investments at March 31, 2024 or June 30, 2023.

Our debt securities are presented below in accordance with their stated maturities. A portion of these investments are classified as non-current as they have stated maturities of more than one year from the balance sheet date. However, these investments are generally available to meet short-term liquidity needs.

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Due within one year	$79,998	$2,358	$-	$82,356
Due within one and two years	34,907	-	(40)	34,867
Total	$114,905	$2,358	$(40)	$117,223

There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2024 or 2023.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings as of March 31, 2024 and June 30, 2023. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Company's lease terms and discount rates are as follows:

	March 31,
	2024	2023
Weighted average remaining lease term (in years)
Operating leases	5.6	6.0
Financing leases	3.0	2.2
Weighted average discount rate
Operating leases	5.8%	5.4%
Financing leases	5.5%	3.3%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended March 31,		Nine months ended March 31,
	Statements of Comprehensive Income Location	2024	2023	2024	2023
Operating lease cost(1)	SG&A expenses	$8,006	$7,573	$23,824	$22,557
Financing lease cost
Depreciation of property	SG&A expenses	120	124	368	379
Interest on lease liabilities	Interest and other financing costs	11	6	19	21
Short-term lease cost(2)	SG&A expenses	2	307	61	887
Variable lease cost(3)	SG&A expenses	2,522	2,427	7,313	6,940
Less: Sublease income	SG&A expenses	(404)	(288)	(980)	(874)
Total lease expense		$10,257	$10,149	$30,605	$29,910

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

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on our consolidated balance sheets as of March 31, 2024 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2024 (remaining three months)	$8,452	$84
2025	33,326	381
2026	29,293	374
2027	22,803	307
2028	19,644	-
Thereafter	36,929	-
Total undiscounted future minimum lease payments	150,447	1,146
Less: imputed interest	(22,265)	(89)
Total present value of lease obligations(1)	$128,182	$1,057

(1)	There were no future commitments under short-term operating lease agreements as of March 31, 2024.

As of March 31, 2024, we did not have any operating or financing leases that had not yet commenced.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other supplemental information for our leases is as follows (in thousands):

	Nine months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,496	$23,355
Operating cash flows from financing leases	$350	$395
Operating lease assets obtained in exchange for operating lease liabilities	$16,942	$36,375
Financing lease obligations obtained in exchange for new financing lease assets	$825	$-

Sale-leaseback transaction. On August 1, 2022, we completed a sale-leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center. The design center was leased back to Ethan Allen via a multi-year operating lease agreement. As part of the transaction, we received net proceeds of $8.1 million, which resulted in a pre-tax gain of $1.8 million recorded within Restructuring and other charges, net of gains and $5.2 million deferred as a liability to be amortized to Restructuring and other charges, net of gains over the term of the related lease. For the nine months ended March 31, 2024, we amortized an additional $2.0 million of this deferred liability as a gain within Restructuring and other charges, net of gains. As of March 31, 2024, the deferred liability balance was $0.9 million recorded in Other current liabilities on our consolidated balance sheets.

(7)	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value and are summarized as follows (in thousands):

	March 31,	June 30,
	2024	2023
Finished goods	$110,883	$108,873
Work in process	11,964	12,606
Raw materials	23,439	29,653
Inventory reserves	(1,812)	(1,937)
Inventories, net	$144,474	$149,195

(8)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	March 31,	June 30,
	2024	2023
Land and improvements	$77,180	$77,940
Building and improvements	366,960	352,582
Machinery and equipment	119,387	126,203
Property, plant and equipment, gross	563,527	556,725
Less: accumulated depreciation and amortization	(344,514)	(334,558)
Property, plant and equipment, net	$219,013	$222,167

We recorded depreciation and amortization expense of $4.0 million for both the three months ended March 31, 2024 and 2023. Depreciation expense was $12.0 million and $11.7 million for the nine months ended March 31, 2024 and 2023, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(9)	Other Assets

The following table summarizes the nature of the amounts within Other assets (in thousands):

	March 31,	June 30,
	2024	2023
U.S. Treasury notes (1)	$34,867	$-
Restricted cash	409	492
Other assets	1,537	1,712
Other assets	$36,813	$2,204

(1)	Our long-term investments in U.S. Treasury notes as of March 31, 2024 have maturities between one and two years.

(10)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At March 31, 2024 and June 30, 2023, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which is assigned to our wholesale reporting unit. Our wholesale reporting unit is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

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

(11)	Other Current Liabilities

The following table summarizes the nature of the amounts within Other current liabilities (in thousands):

	March 31,	June 30,
	2024	2023

Income taxes payable	$235	$266
Deferred liability, short-term (1)	872	2,620
Financing lease liabilities, short-term	324	378
Customer financing program rebate	283	433
Other current liabilities	2,830	3,491
Other current liabilities	$4,544	$7,188

(1)

As of March 31, 2024, the deferred liability balance associated with the sale-leaseback transaction completed on August 1, 2022 was $0.9 million which was all recorded in Other current liabilities on our consolidated balance sheets. Refer to Note 6, Leases, for further disclosure of the transaction.

(12)	Income Taxes

The Company's process for determining the provision for income taxes involves using an estimated annual effective tax rate which is based on forecasted annual income and statutory tax rates across the various jurisdictions in which we operate. We recorded a provision for income tax expense of $4.3 million and $15.4 million, respectively, for the three and nine months ended March 31, 2024 compared with $7.5 million and $27.4 million in the prior year comparable periods. Our consolidated effective tax rate was 25.1% and 25.4%, respectively, for both the three and nine months ended March 31, 2024 and 2023. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

We recognize interest and penalties related to income tax matters as a component of income tax expense. As of March 31, 2024, we had $3.7 million of unrecognized tax benefits compared with $3.0 million as of June 30, 2023. It is reasonably possible that various issues relating to $0.4 million of the total gross unrecognized tax benefits as of March 31, 2024 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, $0.3 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

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

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.0 million at both March 31, 2024 and June 30, 2023.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYRFB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility as of March 31, 2024, June 30, 2023, or at any time during fiscal 2024 and 2023. Since we had no outstanding borrowings during fiscal 2024 and 2023, there was no related interest expense during these periods.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal 2024 or 2023, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At both March 31, 2024 and June 30, 2023, we were in compliance with all the covenants under the Facility.

Letters of Credit. At both March 31, 2024 and June 30, 2023, there was $4.0 million of standby letters of credit outstanding under the Facility.

(14)	Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Orleans, Vermont flood	$(103)	$-	$2,243	$-
Gain on sale-leaseback transaction	(656)	(655)	(1,966)	(3,566)
Severance and other charges	5	185	226	904
Total Restructuring and other charges, net of gains	$(754)	$(470)	$503	$(2,662)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Activity within restructuring and other charges, net of gains are summarized in the table below (in thousands):

	Balance	Fiscal 2024 Activity				Balance
	June 30, 2023	Expense (Gain)	Non-Cash	Payments	Proceeds	March 31, 2024
Orleans, Vermont flood (1)
Inventory write-downs and overhead manufacturing costs	$-	$1,426	$1,426	$-	$-	$-
Repair and remediation costs	-	2,416	-	(2,136)	-	280	(1)
Insurance recoveries and grant proceeds (2)	-	(1,599)	-	-	1,599	-
Sub-total	$-	$2,243	$1,426	$(2,136)	$1,599	$280

Gain on sale-leaseback transaction	$2,838	$(1,966)	$-	$-	$-	$872	(3)
Severance and other charges	321	226	-	(384)	-	163
Total Restructuring and other charges, net of gains	$3,159	$503	$1,426	$(2,520)	$1,599	$1,315

(1)

In July 2023, our wood furniture manufacturing operations located in Orleans, Vermont sustained damage from flooding of the nearby Barton River. In addition to losses related to wood furniture inventory parts and state-of-the-art manufacturing equipment, the flooding also resulted in a temporary work stoppage for many Vermont associates and a disruption and delay of shipments. Losses incurred from the disposal of damaged inventory, inoperable machinery equipment from water damage, facility cleanup, and restoration, was $2.2 million, net of insurance recoveries and grant proceeds. The remaining amount of repair and remediation costs to be paid as of March 31, 2024 is accrued for within Accounts payable and accrued expenses.

(2)

The Vermont Department of Economic Development awarded Ethan Allen a $0.5 million grant through its Business Emergency Gap Assistance Program. Additional insurance proceeds totaling $1.1 million were received during fiscal 2024 from existing insurance policies. All of these proceeds were used toward the cleanup and restoration efforts.

(3)

In August 2022, we sold and subsequently leased back a retail design center and recognized a net gain of $2.0 million for the nine months ended March 31, 2024. The remaining deferred liability of $0.9 million as of March 31, 2024 is recorded within Other current liabilities on our consolidated balance sheet and will be recognized over the remaining life of the lease. Refer to Note 6, Leases, for further discussion on the sale-leaseback transaction.

(15)	Earnings Per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share (“EPS”):

	Three months ended		Nine months ended
	March 31,		March 31,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator (basic and diluted):
Net income available to common Shareholders	$12,953	$22,356	$45,303	$80,402

Denominator:
Basic weighted average shares common shares outstanding	25,531	25,477	25,520	25,470
Dilutive effect of stock options and other share-based awards (1)	119	122	112	110
Diluted weighted average shares common shares outstanding	25,650	25,599	25,632	25,580

Earnings per share:
Basic	$0.51	$0.88	$1.78	$3.16
Diluted	$0.50	$0.87	$1.77	$3.14

(1)	Dilutive potential common shares consist of stock options, restricted stock units and performance units.

As of March 31, 2024 and 2023, total share-based awards of 20,088 and 43,060, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

As of March 31, 2024 and 2023, the number of performance units excluded from the calculation of diluted EPS were 165,176 and 176,496, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(16)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on our investments. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. All unrealized gains and losses on investments are included in Accumulated Other Comprehensive Loss within the consolidated balance sheets.

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2024	June 30, 2023
Accumulated foreign currency translation adjustments	$(2,591)	$(3,219)
Accumulated unrealized gains on investments, net of tax	1,731	434
	$(860)	$(2,785)

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	2024	2023
Beginning balance at July 1	$(2,785)	$(6,462)
Other comprehensive income, net of tax	1,894	2,242
Less AOCI attributable to noncontrolling interests	31	(16)
Ending balance at March 31	$(860)	$(4,236)

(17)	Share-Based Compensation

We recognized total share-based compensation expense of $1.1 million during both the nine months ended March 31, 2024 and 2023. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. As of March 31, 2024, $1.8 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 1.7 years. There was no share-based compensation capitalized during the nine months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, there were 1,249,786 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock and stock units. The number and frequency of share-based awards granted are based on competitive practices, our operating results and other factors.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the nine months ended March 31, 2024 and 2023.

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

As of March 31, 2024, $0.2 million of total unrecognized compensation expense related to non-vested employee and non-employee stock options is expected to be recognized over a weighted average remaining period of 1.9 years. A total of 104,147 stock options were outstanding as of March 31, 2024, at a weighted average exercise price of $24.92 and a weighted average grant date fair value of $6.68.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restricted Stock Unit Activity

During the first nine months of fiscal 2024, we granted 17,232 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $28.58. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in three equal annual installments on the anniversary of the date of grant. In the prior year period, we granted 21,257 RSUs with a weighted average grant date fair value of $19.48 and vest in three equal annual installments on the anniversary date of the grant.

During the first nine months of fiscal 2024, 22,037 RSUs vested and 2,750 RSUs forfeited, leaving 46,308 RSUs unvested and outstanding as of March 31, 2024, with a weighted average grant date fair value of $23.42.

As of March 31, 2024, $0.8 million of total unrecognized compensation expense related to non-vested RSUs is expected to be recognized over a weighted average remaining period of 1.8 years.

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

During the first nine months of fiscal 2024, we granted 73,095 PSUs with a weighted average grant date fair value of $27.58 compared with 103,096 PSUs at a weighted average grant date fair value of $18.75 in the prior year. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model.

During the first nine months of fiscal 2024, 81,250 PSUs, that were previously granted in August 2020, vested and none were forfeited. As of March 31, 2024, a total of 378,841 PSUs were outstanding, with a weighted average grant date fair value of $22.08.

Unrecognized compensation expense as of March 31, 2024, related to PSUs, was $0.9 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 1.6 years.

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

Retail Segment. The retail segment sells home furnishings and accents to clients through a network of Company-operated design centers. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of retail home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities. As of March 31, 2024, the Company operated 141 design centers within our retail segment.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Segment information is provided below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales
Wholesale segment	$89,825	$114,195	$279,882	$335,093
Less: intersegment sales	(66,020)	(78,802)	(197,707)	(237,430)
Wholesale sales to external customers	23,805	35,393	82,175	97,663
Retail segment	122,616	150,923	395,414	506,344
Consolidated total	$146,421	$186,316	$477,589	$604,007

Income before income taxes
Wholesale segment	$11,243	$18,805	$36,437	$48,787
Retail segment	2,275	12,598	14,399	52,667
Elimination of intercompany profit (a)	1,807	(2,615)	4,528	4,053
Operating income	15,325	28,788	55,364	105,507
Interest and other income, net	2,037	1,123	5,541	2,420
Interest and other financing costs	64	52	177	157
Consolidated total	$17,298	$29,859	$60,728	$107,770

Depreciation and amortization
Wholesale segment	$1,590	$1,583	$4,819	$4,749
Retail segment	2,439	2,395	7,217	6,924
Consolidated total	$4,029	$3,978	$12,036	$11,673

Capital expenditures
Wholesale segment	$942	$993	$3,232	$5,755
Retail segment	1,353	1,213	4,304	4,924
Consolidated total	$2,295	$2,206	$7,536	$10,679

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

(in thousands)	March 31,	June 30,
Total Assets	2024	2023
Wholesale segment	$371,263	$373,921
Retail segment	397,789	403,651
Inventory profit elimination (a)	(26,836)	(32,119)
Consolidated total	$742,216	$745,453

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(19)	Commitments and Contingencies

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the consolidated balance sheets as liabilities. We record liabilities for commitments when incurred (specifically when the goods or services are received).

Material Cash Requirements from Contractual Obligations. As disclosed in our 2023 Annual Report on Form 10-K, we had total contractual obligations of $199.1 million, including $152.4 million related to our operating lease commitments and $29.2 million of open purchase orders as of June 30, 2023. Except for $24.5 million in operating lease payments made to our landlords and $16.9 million of operating lease assets obtained in exchange for $16.9 million of operating lease liabilities during the first nine months of fiscal 2024, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2023 Annual Report on Form 10-K.

Legal Matters. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available as of March 31, 2024, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

Executive Overview

Who We Are. Founded in 1932, Ethan Allen is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality and personalized service. We are known for the quality and craftsmanship of our products as well as for the exceptional personal service from design to delivery. We provide complimentary interior design service to our clients and sell a full range of home furnishings through a retail network of design centers located throughout the U.S. and abroad as well as online at ethanallen.com.

Ethan Allen design centers represent a mix of locations operated by the Company and independent licensees. As of March 31, 2024, the Company operated 141 retail design centers; 137 located in the U.S. and four in Canada. Our independently operated design centers are located in the U.S., Asia, the Middle East and Europe. We own and operate ten manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the U.S., two upholstery manufacturing plants in Mexico and one case goods manufacturing plant in Honduras. Approximately 75% of our products are manufactured or assembled in the North American plants. We also contract with various suppliers located in Europe, Asia and other various countries to produce products that support our business.

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

For the fifth year in a row, the Mexican Center for Corporate Philanthropy and the Alliance for Corporate Social Responsibility recognized Ethan Allen’s upholstery manufacturing operations in Silao, as “Environmentally and Socially Responsible” for our ongoing commitment to socially responsible management.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Talent. As of March 31, 2024, our employee count totaled 3,448, with 2,408 employees in our wholesale segment and 1,040 in our retail segment. Compared to a year ago, our wholesale segment headcount is down 12.2% while our retail segment is 3.1% lower. Our employee count decreased 8.0% during fiscal 2024, reflective of manufacturing efficiencies gained through the use of technology combined with reduced production from lower available backlog and a decline in incoming written orders. Our retail segment headcount decreased 3.2% during fiscal 2024 as we continue to streamline administrative workflows while seeking to ensure the ability to offer interior design services.

Fiscal 2024 Third Quarter in Review (1). We maintained a robust balance sheet, a strong gross margin and a double-digit operating margin despite challenging economic conditions, including ongoing elevated inflation and interest rates, which continue to impact the home furnishings industry. We remain cautiously optimistic as we believe that the strength and stability of our balance sheet has us well positioned to maximize our vertically integrated structure in anticipation of a better macroeconomic environment in the future. We believe the strong value proposition of our current assortment of products along with the addition of several new products recently introduced will complement the wide array of custom home furnishings Ethan Allen has to offer.

We ended the quarter with cash, cash equivalents and investments of $181.1 million and no outstanding debt. Continuing our history of returning capital to shareholders, our Board declared a regular quarterly cash dividend of $0.36 per share, which was paid on February 22, 2024. Consolidated net sales of $146.4 million were down 21.4% compared with a year ago primarily due to a decline in delivered unit volume from lower available backlog and reduced production from slowing demand combined with lower design center traffic and contract sales. Retail written orders were down 8.6% compared with a year ago while wholesale written orders declined 14.6%. A strong consolidated gross margin of 61.3% was due to a change in sales mix, lower raw material input costs, reduced headcount, lower fuel costs and leveraging investments in technology partially offset by lower unit volume sales and higher sales of designer floor samples. Our adjusted operating margin of 10.0% was driven by disciplined cost control initiatives. Adjusted diluted earnings per share was $0.48 compared with $0.86 a year ago. Cash generated from operations totaled $23.7 million, compared to $33.4 million in the prior year quarter driven primarily due to the decrease in net sales.

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data).

	Three months ended March 31,								Nine months ended March 31,
	2024	% of Sales	% Chg		2023	% of Sales	% Chg		2024	% of Sales	% of Chg		2023	% of Sales	% of Chg
Net sales	$146.4	100.0%	(21.4%	)	$186.3	100.0%	(5.7%	)	$477.6	100.0%	(20.9%	)	$604.0	100.0%	2.7%
Gross profit	$89.8	61.3%	(19.5%	)	$111.6	59.9%	(6.6%	)	$290.6	60.8%	(20.4%	)	$365.2	60.5%	4.1%
Operating income	$15.3	10.5%	(46.8%	)	$28.8	15.5%	(11.8%	)	$55.4	11.6%	(47.5%	)	$105.5	17.5%	9.6%
Adjusted operating income(1)	$14.6	10.0%	(48.5%	)	$28.3	15.2%	(9.5%	)	$55.9	11.7%	(45.7%	)	$102.9	17.0%	12.1%
Net income	$13.0	8.8%	(42.1%	)	$22.4	12.0%	(9.5%	)	$45.3	9.5%	(43.7%	)	$80.4	13.3%	12.0%
Adjusted net income(1)	$12.4	8.5%	(43.7%	)	$22.0	11.8%	(7.2%	)	$45.7	9.6%	(41.8%	)	$78.4	13.0%	14.7%
Diluted EPS	$0.50		(42.5%	)	$0.87		(10.3%	)	$1.77		(43.6%	)	$3.14		11.7%
Adjusted diluted EPS(1)	$0.48		(44.2%	)	$0.86		(7.5%	)	$1.78		(42.0%	)	$3.07		14.6%
Cash flow from operating activities	$23.7		(29.2%	)	$33.4		93.2%		$54.0		(27.4%	)	$74.4		85.9%
Adjusted annualized return on equity									12.2%				25.1%
Wholesale written orders			(14.6%	)			(9.3%	)			(14.0%	)			(10.8% )
Retail written orders			(8.6%	)			(12.3%	)			(10.4%	)			(12.3% )

(1)	Refer to the Reconciliation of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table shows our design center information.

	Fiscal 2024			Fiscal 2023
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	48	139	187	50	141	191
New locations	-	3	3	2	2	4
Closures	(1)	(1)	(2)	(2)	(4)	(6)
Transfers	-	-	-	-	-	-
Balance at March 31	47	141	188	50	139	189
Relocations (in new and closures)	-	1	1	1	2	3

Retail Design Center geographic locations:
United States	32	137	169	33	135	168
Canada	-	4	4	-	4	4
Europe	1	-	1	1	-	1
Middle East and Asia	14	-	14	16	-	16
Total	47	141	188	50	139	189

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three and nine months ended March 31, 2024 and 2023, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended				Nine months ended
	March 31,				March 31,
	2024	2023	% Change		2024	2023	% Change
Consolidated net sales	$146,421	$186,316	(21.4%	)	$477,589	$604,007	(20.9%	)
Wholesale net sales	$89,825	$114,195	(21.3%	)	$279,882	$335,093	(16.5%	)
Retail net sales	$122,616	$150,923	(18.8%	)	$395,414	$506,344	(21.9%	)

Consolidated gross profit	$89,824	$111,551	(19.5%	)	$290,601	$365,187	(20.4%	)
Consolidated gross margin	61.3%	59.9%			60.8%	60.5%

Consolidated Net Sales

Consolidated net sales for the three months ended March 31, 2024 decreased $39.9 million or 21.4% compared to the prior year quarter due to an 18.8% reduction in retail sales through our Company-operated design centers and a decline of 21.3% in wholesale net shipments. Our consolidated net sales were impacted by a decline in delivered unit volume, a challenging consumer environment that led to lower incoming written orders, a difficult prior year comparative period, lower design center traffic partially due to adverse winter weather events in January 2024 and reduced available backlog.

Consolidated net sales for the nine months ended March 31, 2024 decreased $126.4 million or 20.9% compared to the prior year period primarily due to a 21.9% reduction in retail sales through our Company-operated design centers and a decline of 16.5% in wholesale net shipments. Consolidated net sales in the prior year were historically high as we benefited from delivery of significant backlog driven by heightened demand in prior periods.

Wholesale Net Sales

Wholesale net sales for the three months ended March 31, 2024 decreased $24.4 million or 21.3% compared to the prior year quarter due to decreases in intersegment sales to our Company-operated design centers, sales to our independent dealers and contract sales. The decrease in sales primarily reflects a decline in delivered unit volume as the significant backlog built up in prior periods returns to pre-pandemic levels. Additionally, volume in the third quarter of fiscal 2024 was negatively impacted by winter weather events in January and the continued challenging consumer environment. Excluding intersegment sales to our retail segment, wholesale net sales decreased 32.7% compared to the prior year quarter. Our international sales, which represent 2.2% of total wholesale net sales, decreased from lower net sales to our international retailers in Southeast Asia and the Middle East partially offset by an increase in sales to China. Our contract sales, including shipments to the U.S. government General Services Administration (“GSA”) decreased due to lower available backlog, timing of purchases and slowdown in government spending.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale net sales for the nine months ended March 31, 2024 decreased $55.2 million or 16.5% compared to the prior year period primarily from a decline in delivered volume as a result of lower incoming written orders. Excluding intersegment sales to our retail segment, wholesale net sales decreased 15.9% compared to the prior year. Our international sales, which represent 2.0% of total wholesale net sales during fiscal 2024, were down 4.2% compared to the prior year due to a reduction in net sales to our international retailers in Southeast Asia and the Middle East partially offset by an increase in sales to China. Our contract sales, including shipments to the GSA decreased by 19.9% primarily from lower incoming orders.

Wholesale written orders, which represent orders booked through all of our channels, were down 14.6% for the three months ended March 31, 2024 compared to the prior year quarter. The decline in wholesale written orders is a result of the softening in the home furnishings market, ongoing inflationary pressures, high interest rates, a slow housing market, elevated designer floor sample sales at Retail, adverse winter weather and a slower contract business. Orders from our independent U.S. retail network decreased 11.1% while orders from our intersegment Company-operated design centers were down 8.6% and our contract orders were down 57.3%. These decreases were partially offset by an 8.7% increase in orders from our international retailers, mostly from China.

Wholesale written orders for the nine months ended March 31, 2024 were down 14.0% compared to the prior year period. Our independent U.S. retail network orders were down 10.0%, orders from our intersegment Company-operated design centers were down 12.5% and our contract orders were down 32.5% partially offset by an increase of 9.5% for our international retailers. The year-to-date decline in written orders is primarily a result of a pullback on discretionary home-related spending and a difficult prior year comparison.

Wholesale backlog was $57.7 million as of March 31, 2024, down 21.3% from a year ago; however it is more reflective of historical norms and pre-pandemic levels. The number of weeks of wholesale backlog as of March 31, 2024 was down compared to last year as we improved our delivery times during fiscal 2024 with notable improvements seen across each product category.

Retail Net Sales

Net sales from Company-operated design centers for the three months ended March 31, 2024 decreased $28.3 million or 18.8% compared to the prior year quarter. There was an 18.5% decrease in net sales within the U.S., while net sales from our Canadian design centers decreased 26.9%. The decline in retail net sales was primarily from a decline in delivered unit volume combined with less incoming written orders, lower available backlog, lower average ticket price, winter weather events in January which caused reduced design center traffic and decreased premier home delivery revenue partially offset by higher designer floor sample sales and a reduction in sales returns.

Net sales from Company-operated design centers for the nine months ended March 31, 2024 decreased $110.9 million or 21.9% compared to the prior year period. There was a 22.2% decrease in net sales within the U.S., while net sales from our Canadian design centers decreased 8.1%. The decline in retail net sales within the U.S. was primarily from a decline in delivered unit volume as a result of lower manufacturing levels, combined with lower written orders and decreased premier home delivery revenue partially offset by higher designer floor sample sales.

Retail written orders for the three months ended March 31, 2024 decreased 8.6% compared with the prior year period due to the continued softening of home-related spending, reduced design center traffic, high interest rates, ongoing inflationary pressure and a slow housing market partially offset by higher designer floor sample sales and strong promotional activity, including extended financing terms that led to increased demand. For the nine months ended March 31, 2024, retail written orders were down 10.4% year over year as weaker traffic, inflationary pressure, and elevated interest rates contributed to the softening of consumer interest in home furnishings.

To help drive traffic and related business to our retail design centers, we hosted grand reopening celebrations during fiscal 2024, unveiling the repositioning of our retail network as an Interior Design Destination offering guests a chance to view new products, meet each location’s interior designers and experience the newly refreshed and reimagined design centers. We also utilized extended financing terms over select promotional periods, which helped drive traffic and business around holidays. As of March 31, 2024, there were 141 Company-operated design centers compared to 139 in the prior year, with new locations in The Villages, Florida and Avon, Ohio and a relocation of our Manhattan (New York, New York) design center.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Gross Profit and Margin

Consolidated gross profit for the three months ended March 31, 2024 decreased $21.7 million or 19.5% compared to the prior year quarter due to sales declines within both our wholesale and retail segments, including lower delivered unit volume, and a decrease in average retail ticket price partially offset by an improved consolidated gross margin. Wholesale gross profit decreased 29.3% primarily due to a 21.3% decline in sales and a lower gross margin driven by reduced production levels. Retail gross profit decreased 19.4% due to the 18.8% decrease in net shipments, combined with a decrease in average ticket price and a lower retail gross margin driven by higher sales of designer floor samples.

Consolidated gross profit for the nine months ended March 31, 2024 decreased $74.6 million or 20.4% compared to the prior year period due to sales declines within both our wholesale and retail segments, lower delivered unit volume and a decrease in average ticket price. These decreases were partially offset by an increase in our consolidated gross margin and a favorable product mix. Wholesale gross profit decreased 17.3% primarily due to a 16.5% reduction in net sales. Retail gross profit decreased 22.4% primarily due to the 21.9% decrease in net shipments, a lower average ticket price and elevated sales of designer floor samples which led to a lower retail gross margin.

Consolidated gross margin for the three months ended March 31, 2024 was 61.3% compared to 59.9% in the prior year quarter. The 140-basis point increase in consolidated gross margin was primarily from a change in sales mix, lower manufacturing input costs, reduced headcount, improved premier home delivery margin and leveraging investments in technology partially offset by deleveraging from lower unit volume, lower manufacturing production and higher sales of designer floor samples. Our sales mix, which represents the percentage of retail sales compared to total consolidated sales, increased to 83.7% in the current year third quarter, up from 81.0% in the prior year, which positively impacted our consolidated gross margin. The decrease in our wholesale gross margin was driven by reduced manufacturing production, which led to higher plant manufacturing variances, combined with inflationary pressure on labor partially offset by lower raw material and fuel costs and reduced headcount. As a result of the decline in incoming written orders and lower available backlog, we reduced our manufacturing headcount and production levels. Retail gross margin was slightly lower than a year ago due to elevated sales of designer floor samples, a lower average ticket price, a change in the product mix and higher financing costs partially offset by an improved premier home delivery margin.

Consolidated gross margin for the nine months ended March 31, 2024 was 60.8% comparable with 60.5% in the prior year period. Both our wholesale segment gross margin and retail segment gross margin remained comparable to the prior year period. Retail sales, as a percentage of total consolidated sales, were 82.8% in the current year period, down from 83.8% in the prior year, which negatively affected our consolidated gross margin. This negative impact was offset by lower manufacturing input costs and reduced headcount.

SG&A Expenses

(in thousands)	Three months ended				Nine months ended
	March 31,				March 31,
	2024	2023	% Change		2024	2023	% Change
SG&A expenses	$75,253	$83,233	(9.6%	)	$234,734	$262,342	(10.5%	)
Restructuring and other charges, net of gains	$(754)	$(470)	60.4%		$503	$(2,662)	(118.9%	)
Consolidated operating income	$15,325	$28,788	(46.8%	)	$55,364	$105,507	(47.5%	)
Consolidated GAAP operating margin	10.5%	15.5%			11.6%	17.5%
Consolidated adjusted operating margin	10.0%	15.2%			11.7%	17.0%
Wholesale operating income	$11,243	$18,805	(40.2%	)	$36,437	$48,787	(25.3%	)
Retail operating income	$2,275	$12,598	(81.9%	)	$14,399	$52,667	(72.7%	)

SG&A expenses for the three months ended March 31, 2024 decreased $8.0 million or 9.6% primarily due to lower selling expenses from less delivered net sales and a reduction in general and administrative costs. Consolidated selling expenses were down 15.3% while general and administrative costs decreased 1.0%. When expressed as a percentage of sales, SG&A expenses were 51.4% compared to 44.7% in the prior year quarter, an increase of 670 basis points driven by lower sales volume relative to fixed costs. SG&A expenses were down 9.6% while consolidated net sales decreased 21.4%, which led to a decrease in operating leverage.

Retail selling expenses were down 11.8% due to lower designer variable compensation and delivery costs from the 18.8% decrease in retail net sales partially offset by increased advertising. Wholesale selling expenses, which includes our logistics operation, were down 24.8% primarily from a 19.8% decrease in wholesale units shipped, lower freight costs (including fuel), and less outgoing distribution costs combined with reduced headcount and less merchandising sample costs partially offset by increased software and web-development spend. Our consolidated advertising expenses during the third quarter of fiscal 2024 represented 3.4% of net sales, up from 2.2% a year ago due to additional direct mail campaigns. Consolidated general and administrative expenses decreased 1.0% primarily due to lower employee compensation from reduced headcount and less professional fees partially offset by higher retail occupancy costs, including rent from our new design centers, and increased employee benefit costs.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SG&A expenses for the nine months ended March 31, 2024 decreased $27.6 million or 10.5% primarily due to lower selling expenses from less sales. Consolidated selling expenses were down 16.9% while general and administrative costs decreased 0.2%. When expressed as a percentage of sales, SG&A expenses were 49.1% compared to 43.4% in the prior year period, a decrease of 570 basis points driven by lower sales relative to fixed costs. SG&A expenses were down 10.5% while consolidated net sales decreased 20.9%, which led to the decrease in our operating leverage.

Retail selling expenses were down 16.4% due to lower designer variable compensation and reduced delivery costs from the 21.9% decrease in retail net sales. Wholesale selling expenses were down 18.3% from lower freight costs (including fuel), a decrease in wholesale units shipped and reduced headcount and less advertising costs partially offset by an increase in technology spend. Consolidated advertising costs decreased 14.0% during the first nine months of fiscal 2024, but increased 20 basis points to 2.5% of net sales. Consolidated general and administrative expenses decreased 0.2% due to additional costs incurred for the design center projection refreshes and higher retail occupancy expenses from the addition of two new design centers in the last twelve months partially offset by lower employee compensation, including annual incentive compensation, and less professional fees. As part of our fiscal 2024 design center refresh initiative as the Interior Design Destination, we incurred incremental expenditures for new product swatches, samples, floor displays, painting, lighting and flooring.

Compared to a year ago, our consolidated headcount is down 9.6% or 368 associates (335 wholesale and 33 retail) as we continue to identify operational efficiencies and leverage the use of technology to streamline workflows to help reduce our human capital costs throughout our vertically-integrated enterprise.

Restructuring and other charges, net of gains

We recorded a gain of $0.8 million within Restructuring and other charges, net of gains during the three months ended March 31, 2024 compared to a gain of $0.5 million for the prior year period. The current year third quarter included a gain of $0.7 million from the amortization of the deferred liability generated from the sale-leaseback transaction completed on August 1, 2022 as well as $0.1 million in additional insurance proceeds received for the Vermont flood. In the year ago third quarter we recorded a $0.7 million gain related to the amortization of the deferred liability generated from the sale-leaseback transaction partially offset by $0.2 million of severance costs.

Restructuring and other charges, net of gains for the nine months ended March 31, 2024, was a $0.5 million charge compared to a gain of $2.7 million in the prior year period. Fiscal 2024 restructuring charge of $0.5 million related primarily to the $2.2 million net loss incurred from the damage sustained in the July 2023 Vermont flooding and severance costs of $0.2 million partially offset by a $1.9 million gain related to the amortization of the above-mentioned deferred liability generated from the sale-leaseback transaction. Vermont flood losses incurred from the disposal of damaged inventory, inoperable machinery equipment from water damage, facility cleanup, and restoration, were $2.2 million, net of insurance recoveries and grant proceeds. In the prior year period, we recognized a gain of $3.6 million on the sale-leaseback transaction partially offset by severance costs of $0.9 million.

Consolidated Operating Income

Consolidated operating income for the three months ended March 31, 2024 decreased $13.5 million or 46.8% and as a percentage of net sales was 10.5%, compared to 15.5% in the prior year quarter. Adjusted operating income, which excludes restructuring and other charges, net of gains was $14.6 million, or 10.0% of net sales compared with $28.3 million, or 15.2% of net sales in the prior year quarter. The decrease in operating income was driven primarily by lower consolidated net sales partially offset by gross margin expansion and lower operating expenses. We remain focused on a disciplined approach to cost savings and expense control in a declining net sales environment, which helped mitigate the impact of the reduction in consolidated net sales.

Consolidated operating income for the nine months ended March 31, 2024 decreased $50.1 million or 47.5% and as a percentage of net sales was 11.6%, compared to 17.5% in the prior year period. Adjusted operating income, which excludes restructuring and other charges, net of gains was $55.9 million, or 11.7% of net sales compared with $102.9 million, or 17.0% of net sales in the prior year period. The decrease in operating income was driven primarily by lower consolidated net sales partially offset by lower operating expenses.

Wholesale Operating Income

Wholesale operating income for the three months ended March 31, 2024 was $11.2 million or 12.5% of net sales compared with $18.8 million or 16.5% in the prior year quarter. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $11.1 million or 12.4% of net sales compared with $19.0 million or 16.6% of net sales in the prior year quarter. The decrease in adjusted wholesale operating income was driven primarily by the 21.3% decline in wholesale net sales and the decline in wholesale gross margin partially offset by an 18.7% reduction in wholesale SG&A expenses.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale operating income for the nine months ended March 31, 2024 was $36.4 million or 13.0% of net sales compared with $48.8 million or 14.6% in the prior year period. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $38.8 million or 13.9% of net sales compared with $49.0 million or 14.6% of net sales in the prior year period. The decrease in adjusted wholesale operating income was driven primarily by the 16.5% decline in wholesale net sales partially offset by the 14.6% reduction in wholesale SG&A expenses.

Retail Operating Income

Retail operating income for the three months ended March 31, 2024 was $2.3 million, or 1.9% of sales, compared with $12.6 million, or 8.3% of sales in the prior year quarter. Adjusted retail operating income, which excludes restructuring and other charges, net of gains was $1.6 million or 1.3% of net sales compared with $11.9 million or 7.9% of net sales in the prior year quarter. The decrease in adjusted retail operating income is driven primarily by the 18.8% decrease in retail net sales partially offset by the 6.4% reduction in retail SG&A expenses.

Retail operating income for the nine months ended March 31, 2024 was $14.4 million, or 3.6% of sales, compared with $52.7 million, or 10.4% of sales in the prior year period. Adjusted retail operating income, which excludes restructuring and other charges, net of gains was $12.5 million or 3.2% of net sales compared with $49.9 million or 9.8% of net sales in the prior year period. The decrease in adjusted retail operating income is driven primarily by the 21.9% decrease in retail net sales partially offset by the 9.1% reduction in retail SG&A expenses.

Income Tax Expense

(in thousands)	Three months ended				Nine months ended
	March 31,				March 31,
	2024	2023	% Change		2024	2023	% Change
Income tax expense	$4,345	$7,503	(42.1%	)	$15,425	$27,368	(43.6%	)
Effective tax rate	25.1%	25.1%			25.4%	25.4%
Net income	$12,953	$22,356	(42.1%	)	$45,303	$80,402	(43.7%	)
Adjusted Net income	$12,390	$22,005	(43.7%	)	$45,679	$78,442	(41.8%	)
Diluted EPS	$0.50	$0.87	(42.5%	)	$1.77	$3.14	(43.6%	)
Adjusted Diluted EPS	$0.48	$0.86	(44.2%	)	$1.78	$3.07	(42.0%	)

Income tax expense for the three months ended March 31, 2024 was $4.3 million compared with $7.5 million in the prior year third quarter due to the $12.6 million decrease in income before income taxes as our consolidated effective tax rate was 25.1% in both periods.

Income tax expense for the nine months ended March 31, 2024 was $15.4 million compared with $27.4 million in the prior year due to the $47.0 million decrease in income before income taxes as our consolidated effective tax rate was 25.4% in both periods. Our effective tax rates vary from the 21% federal statutory rate primarily due to state taxes.

Net Income

Net income for the three months ended March 31, 2024 was $13.0 million compared with $22.4 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, net of gains was $12.4 million, down 43.7% from the prior year period. The decrease in net income and adjusted net income was driven by the $39.9 million decrease in consolidated net sales partially offset by gross margin expansion of 140-basis points combined with lower operating expenses.

Net income for the nine months ended March 31, 2024 was $45.3 million compared with $80.4 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, net of gains was $45.7 million, down 41.8% from the prior year period. The decrease in net income and adjusted net income was driven by the $126.4 million reduction in consolidated net sales partially offset by lower operating expenses.

Diluted EPS

Diluted EPS for the three months ended March 31, 2024 was $0.50 compared with $0.87 per diluted share in the prior year period. Adjusted diluted EPS was $0.48, down 44.2% compared with the prior year period. The decrease in diluted EPS and adjusted diluted EPS was primarily due to lower consolidated net sales partially offset by gross margin expansion and lower operating expenses.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Diluted EPS for the nine months ended March 31, 2024 was $1.77 compared with $3.14 per diluted share in the prior year period. Adjusted diluted EPS was $1.78, down 42.0% compared with the prior year period primarily due to lower sales partially offset by lower operating expenses.

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

(in thousands, except per share amounts)	Three months ended				Nine months ended
	March 31,				March 31,
	2024	2023	% Change		2024	2023	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$15,325	$28,788	(46.8%	)	$55,364	$105,507	(47.5%	)
Adjustments (pre-tax) *	(754)	(470)			503	(2,624)
Adjusted operating income *	$14,571	$28,318	(48.5%	)	$55,867	$102,883	(45.7%	)

Consolidated Net sales	$146,421	$186,316	(21.4%	)	$477,589	$604,007	(20.9%	)
GAAP Operating margin	10.5%	15.5%			11.6%	17.5%
Adjusted operating margin *	10.0%	15.2%			11.7%	17.0%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$12,953	$22,356	(42.1%	)	$45,303	$80,402	(43.7%	)
Adjustments, net of tax *	(563)	(351)			376	(1,960)
Adjusted net income	$12,390	$22,005	(43.7%	)	$45,679	$78,442	(41.8%	)
Diluted weighted average common shares	25,650	25,599			25,632	25,580
GAAP Diluted EPS	$0.50	$0.87	(42.5%	)	$1.77	$3.14	(43.6%	)
Adjusted diluted EPS *	$0.48	$0.86	(44.2%	)	$1.78	$3.07	(42.0%	)

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$11,243	$18,805	(40.2%	)	$36,437	$48,787	(25.3%	)
Adjustments (pre-tax) *	(94)	194			2,371	190
Adjusted wholesale operating income *	$11,149	$18,999	(41.3%	)	$38,808	$48,977	(20.8%	)

Wholesale net sales	$89,825	$114,195	(21.3%	)	$279,882	$335,093	(16.5%	)
Wholesale GAAP operating margin	12.5%	16.5%			13.0%	14.6%
Adjusted wholesale operating margin *	12.4%	16.6%			13.9%	14.6%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$2,275	$12,598	(81.9%	)	$14,399	$52,667	(72.7%	)
Adjustments (pre-tax) *	(660)	(664)			(1,868)	(2,814)
Adjusted retail operating income *	$1,615	$11,934	(86.5%	)	$12,531	$49,853	(74.9%	)

Retail net sales	$122,616	$150,923	(18.8%	)	$395,414	$506,344	(21.9%	)
Retail GAAP operating margin	1.9%	8.3%			3.6%	10.4%
Adjusted retail operating margin *	1.3%	7.9%			3.2%	9.8%

* Adjustments to reported GAAP financial measures including operating income and margin, net income and diluted EPS have been adjusted by the following (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
Orleans, Vermont flood (wholesale)	$(103)	$-	$2,243	$-
Gain on sale-leaseback transaction (retail)	(656)	(655)	(1,966)	(3,566)
Severance and other charges (wholesale)	8	165	129	175
Severance and other charges (retail)	(3)	20	97	767
Adjustments to operating income	$(754)	$(470)	$503	$(2,624)
Related income tax effects on non-recurring items(1)	191	119	(127)	664
Adjustments to net income	$(563)	$(351)	$376	$(1,960)

(1) Calculated using a rate of 25.3% in both current and prior year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Liquidity

Our sources of liquidity include cash, cash equivalents, investments, cash generated from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, invest in capital expenditures and fulfill other cash requirements for day-to-day operations and contractual obligations. We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, as we continue to monitor our liquidity closely during this period of lower demand combined with high interest rates, market uncertainty and elevated inflationary pressures.

Our available liquidity as of March 31, 2024 and June 30, 2023 are summarized below (in thousands).

	March 31,	June 30,
	2024	2023

Cash and cash equivalents	$63,862	$62,130
Current investments	82,356	110,577
Non-current investments (1)	34,867	-
Availability under existing credit facility	120,952	120,952
Total Available Liquidity	$302,037	$293,659

(1)	Our long-term investments in U.S. Treasury notes are classified as non-current as they have stated maturities between one and two years.

As of March 31, 2024, we had working capital of $170.2 million compared to $196.4 million at June 30, 2023 and a current ratio of 2.1 at March 31, 2024, comparable to 2.2 at June 30, 2023 and 2.0 a year ago. Our non-U.S. subsidiaries held $3.5 million in cash and cash equivalents at March 31, 2024, which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At March 31, 2024, we held cash and cash equivalents of $63.9 million compared with $62.1 million at June 30, 2023. Cash and cash equivalents aggregated to 8.6% of our total assets at March 31, 2024 compared with 8.3% at June 30, 2023. In addition to cash and cash equivalents of $63.9 million, we had investments of $117.2 million at March 31, 2024 compared with $110.6 million at June 30, 2023. Our investments at March 31, 2024 are within U.S. Treasury bills and notes, which we expect will further enhance our returns on excess cash. Our U.S. Treasury bills total $82.4 million and have maturities of less than one year while our U.S. Treasury notes total $34.9 million and have maturities within one and two years.

Our cash and cash equivalents increased $1.7 million or 2.8% during the first nine months of fiscal 2024 due to net cash provided by operating activities of $54.0 million partially offset by $40.3 million in cash dividends paid, capital expenditures of $7.5 million, $2.6 million net purchases of investments and $2.2 million in taxes paid related to net share settlement of vested RSUs and PSUs.

The following table illustrates the main components of our cash flows (in millions).

	Nine months ended
	March 31,
	2024	2023
Operating activities
Net income	$45.3	$80.4
Non-cash operating lease cost	23.8	22.6
Restructuring and other charges, net of gains	0.5	(2.7)
Payments on restructuring and other charges, net of proceeds	(0.9)	(1.0)
Depreciation and amortization and other non-cash items	13.3	13.4
Deferred income taxes	(0.3)	(2.1)
Change in operating assets and liabilities	(27.7)	(36.2)
Total provided by operating activities	$54.0	$74.4

Investing activities
Capital expenditures	$(7.5)	$(10.7)
Proceeds from sales of property, plant and equipment	-	8.1
Purchases of investments, net of proceeds from sales	(2.6)	(83.0)
Total used in investing activities	$(10.1)	$(85.6)

Financing activities
Dividend payments	$(40.3)	$(37.2)
Taxes paid related to net share settlement of equity awards	(2.1)	(0.8)
Proceeds from employee stock plans	0.5	0.1
Payments on financing leases and other	(0.4)	(0.4)
Total used in financing activities	$(42.3)	$(38.3)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by Operating Activities

We generated $54.0 million in cash from operating activities during the first nine months of fiscal 2024, a decrease from $74.4 million in the prior year period primarily due to lower net income partially offset by improvements in net working capital. Restructuring payments made during fiscal 2024 were $0.9 million compared to $1.0 million in the prior year and related primarily to the Orleans flood restoration services and severance. Net working capital improved due to lower inventory carrying levels combined with a decrease in accounts receivable from strong cash collections and lower contract sales. Our inventory decreased $4.7 million since June 30, 2023 as we restore our operating inventory levels to more historical levels as backlog declines. These working capital improvements were partially offset by a smaller reduction in customer deposits, reflecting reduced backlog and lower incoming orders.

Cash Used in Investing Activities

Cash used in investing activities was $10.1 million during the first nine months of fiscal 2024 compared with cash used of $85.6 million in the comparable prior year. During fiscal 2024, we had $2.6 million of net purchases of investments, which related to $77.3 million of short-term U.S. treasuries that matured during the fiscal year and the subsequent reinvestment totaling $79.9 million. The prior year period included $83.0 million of purchases of investments, net of proceeds from sales of investments as we significantly increased our investment balance to further enhance our return on excess cash. In addition, the prior year included $8.1 million in proceeds received from the sale-leaseback transaction completed in August 2022. Capital expenditures during fiscal 2024 were $7.5 million compared with $10.7 million in the prior year period. Current year capital expenditures related primarily to design center openings and improvements, manufacturing equipment replacement within our Orleans, Vermont plant due to the flood damage caused and investments in technology. Capital expenditures a year ago were higher as we incurred additional costs related to efficiency and safety upgrades to our manufacturing plants.

Cash Used in Financing Activities

Cash used in financing activities was $42.3 million in the current year, an increase from $38.3 million in the prior year period primarily due to the 12.5% increase in dividend payments from $0.32 to $0.36 per share, effective May 2023. A special cash dividend of $0.50 per share was paid in both the current and prior year periods. In addition, there was an increase in taxes paid during the current fiscal year for the net share settlement of equity awards. During fiscal 2024, a total of 67,824 shares valued at $2.1 million were repurchased from employees to satisfy their withholding tax obligations upon vesting of RSUs and PSUs. This compared to $0.8 million repurchased for tax obligations upon vesting of RSUs and PSUs in the prior year period.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At March 31, 2024 and June 30, 2023, we held $0.4 million and $0.5 million, respectively, of restricted cash related to our insurance captive.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents were increased by $0.1 million during the first nine months of fiscal 2024 compared with a less than $0.1 million in the prior year period. These changes had an immaterial impact on our cash balances held in Canada, Mexico and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. As of March 31, 2024, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.0 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Letters of Credit. At both March 31, 2024 and June 30, 2023, there was $4.0 million of standby letters of credit outstanding under the Facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first nine months of fiscal 2024 totaled $7.5 million compared with $10.7 million in the prior year period. The current year capital expenditures primarily related to $4.3 million for retail design center openings, renovations and floor projection updates and $2.8 million to further improve our manufacturing facilities, including a focus on efficiency and safety, as well as to replace equipment damaged in the Orleans, Vermont flood.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures.

Dividends. Our Board has sole authority to determine if and when we will declare future dividends and on what terms. We have a history of returning capital to shareholders and continued this practice during fiscal 2024 by paying a special dividend of $0.50 per share in addition to regular quarterly dividends of $0.36 per share. During the first nine months of fiscal 2024, we paid total cash dividends of $40.3 million, up from $37.2 million a year ago as the regular quarterly dividend was increased by 12.5% in May 2023.

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

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first nine months of fiscal 2024 or 2023. At March 31, 2024, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations.

Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, the rate of written orders and net sales, levels of customer deposits on hand, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As disclosed in our 2023 Annual Report on Form 10-K, as of June 30, 2023, we had total contractual obligations of $199.1 million, including $152.4 million related to operating lease commitments and $29.2 million of open purchase orders. Except for $24.5 million in operating lease payments made to our landlords and $16.9 million of operating lease assets obtained in exchange for $16.9 million of operating lease liabilities during the first nine months of fiscal 2024, there were no other material changes in our contractual obligations as previously disclosed in our 2023 Annual Report on Form 10-K.

Other Arrangements

We do not utilize or employ any other arrangements in operating our business. As such, we do not maintain any retained or contingent interests, derivative instruments or variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2023 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first nine months of fiscal 2024 from those disclosed in our 2023 Annual Report on Form 10-K.

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

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2024 from those disclosed in our 2023 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. While we had no fixed or variable rate borrowings outstanding at March 31, 2024, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the Secured Overnight Financing Rate (“SOFR”). Based on our current and expected levels of exposed liabilities, we estimate that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

Cash, Cash Equivalents and Investments

The fair market value of our cash and cash equivalents at March 31, 2024 was $63.9 million while our investments totaled $117.2 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. treasuries with maturities ranging up to two years and are reported at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve appropriate investment returns consistent with preserving principal and managing risk. Pursuant to our established investment policy guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged as of March 31, 2024. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and investments will continue to be immaterially affected by fluctuations in interest rates.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Foreign Currency Exchange Risk

Foreign currency exchange risk is primarily limited to the operation of our Company-operated retail design centers located in Canada and our manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in U.S. dollars. As such, foreign exchange gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies relative to the U.S. dollar may affect the profitability of our vendors, but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in our industry.

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

A hypothetical 10% weaker U.S. dollar against all foreign currencies at March 31, 2024 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and have no intention of doing so in the foreseeable future.

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

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. As of March 31, 2024, there were 141 Company-operated retail design centers, of which 49 are owned and 92 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased design center locations and warehouse and distribution facilities. At March 31, 2024, the unamortized balance of such right-of-use assets totaled $114.0 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right-of-use asset in excess of its carrying value.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first nine months of fiscal 2024 to the matters discussed in Part I, Item 3 – Legal Proceedings in our 2023 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes during the first nine months of fiscal 2024 to the risk factors disclosed in our 2023 Annual Report on Form 10-K.

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

We did not repurchase any shares of our outstanding common stock during the third quarter of fiscal 2024 under the existing share repurchase program. At March 31, 2024, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Officers

On March 14, 2024, M. Farooq Kathwari, our Chairman, President and CEO, adopted a Rule 10b5-1 trading plan for the sale of shares of Ethan Allen common stock, with an effective date of June 17, 2024 and an expiration date of June 17, 2025. This plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Pursuant to the plan, the aggregate number of shares of Ethan Allen common stock to be sold is not to exceed 224,400 shares.

None of our other directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the three months ended March 31, 2024.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: April 24, 2024	BY:	/s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: April 24, 2024	BY:	/s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)