Form 10-Q
period 2024-09-30
ETHAN ALLEN INTERIORS INC
filed 2024-10-30
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 23, 2024, was 25,429,960.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q FIRST QUARTER OF FISCAL 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2024	June 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,234	$69,710
Investments, short-term	76,730	91,319
Accounts receivable, net	6,855	6,766
Inventories, net	143,204	142,040
Prepaid expenses and other current assets	27,329	22,848
Total current assets	313,352	332,683

Property, plant and equipment, net	213,875	215,258
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	111,977	114,242
Deferred income taxes	874	824
Investments, long-term	50,426	34,772
Other assets	2,072	2,010
TOTAL ASSETS	$737,704	$744,917

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$27,221	$27,400
Customer deposits	74,054	73,471
Accrued compensation and benefits	19,522	20,702
Current operating lease liabilities	27,854	27,387
Other current liabilities	8,664	4,736
Total current liabilities	157,315	153,696
Operating lease liabilities, long-term	98,468	100,897
Deferred income taxes	2,872	3,035
Other long-term liabilities	4,398	4,373
TOTAL LIABILITIES	263,053	262,001

Commitments and contingencies (see Note 18)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 49,638 and 49,550 shares issued; 25,430 and 25,412 shares outstanding at September 30, 2024 and June 30, 2024, respectively	496	495
Additional paid-in capital	388,478	388,104
Treasury stock, at cost: 24,208 and 24,138 shares at September 30, 2024 and June 30, 2024, respectively	(687,003)	(684,796)
Retained earnings	777,901	783,366
Accumulated other comprehensive loss	(5,147)	(4,189)
Total Ethan Allen Interiors Inc. shareholders' equity	474,725	482,980
Noncontrolling interests	(74)	(64)
TOTAL SHAREHOLDERS' EQUITY	474,651	482,916
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$737,704	$744,917

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended
	September 30,
	2024	2023
Net sales	$154,337	$163,892
Cost of sales	60,468	63,751
Gross profit	93,869	100,141

Selling, general and administrative expenses	76,072	80,298
Restructuring and other charges, net of gains	232	1,492
Operating income	17,565	18,351

Interest and other income, net	2,198	1,785
Interest and other financing costs	60	61
Income before income taxes	19,703	20,075
Income tax expense	4,984	5,136
Net income	$14,719	$14,939

Per share data
Basic earnings per common share
Net income per basic share	$0.58	$0.59
Basic weighted average common shares	25,547	25,504
Diluted earnings per common share
Net income per diluted share	$0.57	$0.58
Diluted weighted average common shares	25,618	25,618

Comprehensive income
Net income	$14,719	$14,939
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(1,583)	(552)
Other	615	521
Other comprehensive loss, net of tax	(968)	(31)
Comprehensive income	$13,751	$14,908

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$14,719	$14,939
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,872	3,947
Share-based compensation expense	375	357
Non-cash operating lease cost	8,118	7,925
Deferred income taxes	(213)	(5)
Restructuring and other charges, net of gains	232	1,492
Payments on restructuring and other charges, net of proceeds	(134)	(166)
Loss on disposal of property, plant and equipment	1	35
Other	(260)	24
Changes in operating assets and liabilities:
Accounts receivable, net	(89)	524
Inventories, net	(1,289)	(1,389)
Prepaid expenses and other current assets	(4,845)	(3,194)
Customer deposits	583	163
Accounts payable and accrued expenses	(370)	(363)
Accrued compensation and benefits	(1,180)	(3,012)
Operating lease liabilities	(8,466)	(8,200)
Other assets and liabilities	4,026	3,623
Net cash provided by operating activities	15,080	16,700

Cash Flows from Investing Activities
Capital expenditures	(3,589)	(3,697)
Purchases of investments	(25,247)	(24,998)
Proceeds from sales of investments	26,058	30,684
Net cash (used in) provided by investing activities	(2,778)	1,989

Cash Flows from Financing Activities
Payment of cash dividends	(20,184)	(21,928)
Proceeds from employee stock plans	-	313
Taxes paid related to net share settlement of equity awards	(2,207)	(2,101)
Payments on financing leases	(85)	(131)
Net cash used in financing activities	(22,476)	(23,847)

Effect of exchange rate changes on cash and cash equivalents	(211)	(90)

Net decrease in cash, cash equivalents and restricted cash	(10,385)	(5,248)
Cash, cash equivalents and restricted cash at beginning of period	70,216	62,622
Cash, cash equivalents and restricted cash at end of period	$59,831	$57,374

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2024	49,550	$495	$388,104	24,138	$(684,796)	$(4,189)	$783,366	$(64)	$482,916
Net income	-	-	-	-	-	-	14,719	-	14,719
Share-based compensation expense	-	-	375	-	-	-	-	-	375
Restricted stock vesting	88	1	(1)	70	(2,207)	-	-	-	(2,207)
Cash dividends declared	-	-	-	-	-	-	(20,184)	-	(20,184)
Other comprehensive income (loss)	-	-	-	-	-	(958)	-	(10)	(968)
Balance at September 30, 2024	49,638	$496	$388,478	24,208	$(687,003)	$(5,147)	$777,901	$(74)	$474,651

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2023	49,426	$494	$386,146	24,070	$(682,646)	$(2,785)	$769,819	$(22)	$471,006
Net income	-	-	-	-	-	-	14,939	-	14,939
Common stock issued on share-based awards	12	-	313	-	-	-	-	-	313
Share-based compensation expense	-	-	357	-	-	-	-	-	357
Restricted stock vesting	97	1	-	66	(2,101)	-	-	-	(2,100)
Cash dividends declared	-	-	-	-	-	-	(21,928)	-	(21,928)
Other comprehensive income (loss)	-	-	-	-	-	(25)	-	(6)	(31)
Balance at September 30, 2023	49,535	$495	$386,816	24,136	$(684,747)	$(2,810)	$762,830	$(28)	$462,556

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At September 30, 2024, there were 142 Company-operated retail design centers with 138 located in the U.S. and 4 in Canada. We also have 46 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe.

We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since we were founded in 1932. At September 30, 2024 we own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras.

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

The interim consolidated financial statements were prepared on a basis consistent with those reflected in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Annual Report on Form 10-K”) but do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). We derived the June 30, 2024 consolidated balance sheet from our audited financial statements included in our 2024 Annual Report on Form 10-K. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of results that may be expected for the entire fiscal year.

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

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At September 30, 2024 and June 30, 2024, we held $0.6 million and $0.5 million, respectively, of restricted cash related to our insurance captive.

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

New Accounting Standards or Updates Adopted in Fiscal 2025

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities to provide enhanced disclosures about significant segment expenses. This accounting standard will be effective for our fiscal 2025 Form 10-K on a retrospective basis and subsequent interim periods starting in fiscal 2026. We do not anticipate the adoption of this accounting standard to have a material impact on our consolidated financial statements or related disclosures.

Recent Accounting Standards or Updates Not Yet Effective

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This ASU will be effective for us for fiscal 2026 and interim periods beginning in the first quarter of fiscal 2027, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our income tax disclosures.

No other new accounting pronouncements issued or effective at September 30, 2024 have had or are expected to have a material impact on our consolidated financial statements or related disclosures.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At September 30, 2024 and June 30, 2024, these amounts were immaterial.

Allowance for Credit Losses. Accounts receivable arise from the sale of products on trade credit terms and presented net of our allowances for credit losses. We maintain an allowance for estimated credit losses resulting from the inability of our customers to make required payments. The allowance is based on a review of specifically identified accounts in addition to an overall aging analysis. At September 30, 2024 and June 30, 2024, the allowance for credit losses was immaterial.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Commissions. We capitalize commission fees paid to our employees as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At September 30, 2024, we had prepaid commissions of $11.1 million, which we expect to recognize to selling expense during the remainder of fiscal 2025 as SG&A expenses within our consolidated statements of comprehensive income. Prepaid commissions totaled $11.5 million at June 30, 2024.

Customer Deposits. We collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. At September 30, 2024, we had customer deposits of $74.1 million. At June 30, 2024, we had customer deposits of $73.5 million, of which we recognized $55.2 million of revenue related to our contract liabilities during the three months ended September 30, 2024. Revenue recognized during the three months ended September 30, 2023, which was previously included in Customer deposits as of June 30, 2023, was $54.2 million. We expect that substantially all of the customer deposits at September 30, 2024 will be recognized as revenue within the next 12 months as the performance obligations are satisfied.

The following table disaggregates our net sales by product category by segment (in thousands):

	Three months ended September 30, 2024				Three months ended September 30, 2023
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$45,995	$63,871	$(32,881)	$76,985	$49,265	$65,193	$(35,952)	$78,506
Case goods(3)	25,931	34,156	(17,407)	42,680	30,335	32,301	(17,976)	44,660
Accents(4)	15,053	28,037	(14,184)	28,906	20,788	28,825	(15,211)	34,402
Other(5)	(923)	6,689	-	5,766	(958)	7,282	-	6,324
Total	$86,056	$132,753	$(64,472)	$154,337	$99,430	$133,601	$(69,139)	$163,892

(1)	The Eliminations column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.
(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.
(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.
(4)

Accents includes items such as window treatments and drapery hardware, wall décor, florals, lighting, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, flooring, wall coverings and outdoor furnishings.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At September 30, 2024 and June 30, 2024, we have categorized our investments as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at September 30, 2024 or June 30, 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and June 30, 2024. There were no transfers between levels of fair value measurements during the periods presented.

		Fair Value Measurements at September 30, 2024
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$23,310	$-	$-	$23,310
U.S. Treasury bills (2)	Investments, short-term	-	76,730	-	76,730
U.S. Treasury notes (2)	Investments, long-term	-	50,426	-	50,426
Total		$23,310	$127,156	$-	$150,466

		Fair Value Measurements at June 30, 2024
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$33,487	$-	$-	$33,487
U.S. Treasury bills (2)	Investments, short-term	-	91,319	-	91,319
U.S. Treasury notes (2)	Investments, long-term	-	34,772	-	34,772
Total		$33,487	$126,091	$-	$159,578

(1)	Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

(2)	We have current and non-current debt securities (U.S. Treasury bills and notes) intended to enhance returns on our cash as well as to fund future obligations.

There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2025 or 2024.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings at September 30, 2024 and June 30, 2024. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

(6)	Leases

We recognize leases on our consolidated balance sheets as a right-of-use (“ROU”) asset and a lease liability. We have operating leases for many of our design centers that expire at various dates through fiscal 2040. We also lease certain tangible assets, including computer equipment and vehicles, with initial lease terms ranging from three to five years. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. For purposes of measuring our ROU asset and lease liability, we determine our incremental borrowing rate by computing the rate of interest that we would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) at an amount equal to the total lease payments and (iv) in a similar economic environment.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Company's lease terms and discount rates are as follows:

	September 30,
	2024	2023
Weighted average remaining lease term (in years)
Operating leases	5.6	5.8
Financing leases	2.6	2.2
Weighted average discount rate
Operating leases	5.9%	5.7%
Financing leases	5.6%	3.8%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended September 30,
	Statements of Comprehensive Income Location	2024	2023
Operating lease cost(1)	SG&A expenses	$8,118	$7,925
Financing lease cost
Depreciation of property	SG&A expenses	85	124
Interest on lease liabilities	Interest and other financing costs	13	4
Short-term lease cost(2)	SG&A expenses	100	58
Variable lease cost(3)	SG&A expenses	2,437	2,427
Less: Sublease income	SG&A expenses	(405)	(288)
Total lease expense		$10,348	$10,250

(1)	Lease expense for operating leases consists of both fixed and variable components. Expenses related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.

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

The following table reconciles the undiscounted future minimum lease payments (by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on our consolidated balance sheets at September 30, 2024 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2025 (remaining nine months)	$25,838	$283
2026	31,368	374
2027	24,670	317
2028	21,421	-
2029	16,877	-
Thereafter	28,864	-
Total undiscounted future minimum lease payments	149,038	974
Less: imputed interest	(22,716)	(65)
Total present value of lease obligations(1)	$126,322	$909

(1)	Excludes future commitments under short-term operating lease agreements of $0.1 million at September 30, 2024.

At September 30, 2024, we have two operating leases for retail design centers which have not yet commenced and are therefore not part of the tables above nor included in the lease ROU assets and liabilities. These leases will commence when we obtain possession of the underlying leased asset, which is expected within the next six months. These two operating leases are each for a period of 10 years, respectively, and have aggregate undiscounted future lease payments of $4.1 million. At September 30, 2024, we did not have any financing leases that had not commenced.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other supplemental information for our leases is as follows (in thousands):

	Three months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,466	$8,200
Operating cash flows from financing leases	$85	$131
Operating lease assets obtained in exchange for operating lease liabilities	$4,685	$7,680
Financing lease obligations obtained in exchange for new financing lease assets	$-	$-

(7)	Investments

We have investments in debt securities intended to enhance returns on our cash as well as to fund future obligations. Our short-term investments consist of U.S. Treasury bills, with maturities of less than one year, and total $76.7 million at September 30, 2024. Our long-term investments consist of U.S. Treasury notes, with maturities ranging between one and two years, and total $50.4 million at September 30, 2024. We had $26.1 million of U.S. Treasuries mature during the first quarter of fiscal 2025, which were subsequently reinvested for $25.2 million. All unrealized gains and losses are included in Accumulated other comprehensive loss within our consolidated balance sheets.

Our debt securities are presented below in accordance with their stated maturities:

	September 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Due within one year	$74,960	$1,770	$-	$76,730
Due within one and two years	50,160	311	(45)	50,426
Total	$125,120	$2,081	$(45)	$127,156

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Due within one year	$89,997	$1,322	$-	$91,319
Due within one and two years	34,894	-	(122)	34,772
Total	$124,891	$1,322	$(122)	$126,091

(8)	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value and are summarized as follows (in thousands):

	September 30,	June 30,
	2024	2024
Finished goods	$109,301	$107,835
Work in process	12,357	11,752
Raw materials	23,423	24,249
Inventory reserves	(1,877)	(1,796)
Inventories, net	$143,204	$142,040

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(9)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	September 30,	June 30,
	2024	2024
Land and improvements	$77,784	$77,049
Building and improvements	365,703	365,380
Machinery and equipment	119,957	119,434
Property, plant and equipment, gross	563,444	561,863
Less: accumulated depreciation and amortization	(349,569)	(346,605)
Property, plant and equipment, net	$213,875	$215,258

We recorded depreciation and amortization expense of $3.9 million during the three months ended September 30, 2024 and 2023, respectively.

(10)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At September 30, 2024 and June 30, 2024, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which is assigned to our wholesale reporting unit. Our wholesale reporting unit is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Consistent with the timing of prior years, we performed our annual goodwill and indefinite-lived intangible asset impairment tests during the fourth quarter of fiscal 2024 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required.

(11)	Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains were as follows (in thousands):

	Three months ended September 30,
	2024	2023
Hurricane Helene impact (1)	$335	$-
Orleans, Vermont flood (2)	18	2,096
Gain on sale-leaseback transaction (3)	(218)	(655)
Severance and other charges	97	51
Total Restructuring and other charges, net of gains	$232	$1,492

(1)

In September 2024, an Ethan Allen distribution center located in Old Fort, North Carolina was impacted from significant flooding caused by Hurricane Helene. The distribution center, which primarily focuses on shipping custom-made home furnishings to select wholesale customers, suffered losses related to damaged inventory, impaired equipment, a temporary work stoppage and a disruption in shipments. Total losses incurred during the first quarter of fiscal 2025 was a pre-tax charge of $0.3 million. Restoration efforts, including electricity and internet connectivity and a full return of the workforce, are well underway, and have helped our warehouse operations to resume normal shipping and receiving capacity.

(2)

In July 2023, our wood furniture manufacturing operations located in Orleans, Vermont sustained damage from flooding of the nearby Barton River. In addition to losses related to wood furniture inventory parts and state-of-the-art manufacturing equipment, the flooding also resulted in a temporary work stoppage for many Vermont employees and a disruption and delay of shipments. Total losses incurred from the disposal of damaged inventory, inoperable machinery equipment from water damage, facility cleanup, and restoration, during fiscal 2024 was $2.2 million, net of insurance recoveries and grant proceeds.

(3)

On August 1, 2022, we completed a sale-leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center which resulted in a deferred gain of $5.2 million to be amortized over the term of the operating lease agreement which expired on July 31, 2024.

Restructuring payments made by the Company during the three months ended September 30, 2024 were $0.1 million, which were primarily for severance. The restructuring balance at September 30, 2024 was $0.6 million and is anticipated to be paid during the remainder of fiscal 2025.

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

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.0 million at both September 30, 2024 and June 30, 2024.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYRFB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility at September 30, 2024, June 30, 2024, or at any time during fiscal 2025 and 2024. Since we had no outstanding borrowings during fiscal 2025 and 2024, there was no related interest expense during these periods.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal 2025 or 2024, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At both September 30, 2024 and June 30, 2024, we were in compliance with all the covenants under the Facility.

Letters of Credit. At both September 30, 2024 and June 30, 2024, there was $4.0 million of standby letters of credit outstanding under the Facility.

(13)	Income Taxes

The Company's process for determining the provision for income taxes involves using an estimated annual effective tax rate which is based on forecasted annual income and statutory tax rates across the various jurisdictions in which we operate. We recorded a provision for income tax expense of $5.0 million for the three months ended September 30, 2024 compared with $5.1 million in the prior year comparable period. Our consolidated effective tax rate was 25.3% and 25.6%, respectively, for the three months ended September 30, 2024 and 2023. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

We recognize interest and penalties related to income tax matters as a component of income tax expense. At September 30, 2024, we had $4.1 million of unrecognized tax benefits compared with $3.9 million at June 30, 2024. It is reasonably possible that various issues relating to $0.9 million of the total gross unrecognized tax benefits at September 30, 2024 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, $0.7 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(14)	Earnings Per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share (“EPS”):

	Three months ended
	September 30,
(in thousands, except per share data)	2024	2023
Numerator (basic and diluted):
Net income available to common Shareholders	$14,719	$14,939

Denominator:
Basic weighted average shares common shares outstanding	25,547	25,504
Dilutive effect of stock options and other share-based awards (1)	71	114
Diluted weighted average shares common shares outstanding	25,618	25,618

Earnings per share:
Basic	$0.58	$0.59
Diluted	$0.57	$0.58

(1)	Dilutive potential common shares consist of stock options, restricted stock units and performance units.

At September 30, 2024 and 2023, total share-based awards of 43,232 and 20,088, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

At September 30, 2024 and 2023, the number of performance units excluded from the calculation of diluted EPS were 218,954 and 165,176, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

(15)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on our investments. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. All unrealized gains and losses on investments are included in Accumulated Other Comprehensive Loss within our consolidated balance sheets.

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2024	June 30, 2024
Accumulated foreign currency translation adjustments	$(6,668)	$(5,085)
Accumulated unrealized gains on investments, net of tax	1,521	896
	$(5,147)	$(4,189)

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	2024	2023
Beginning balance at July 1	$(4,189)	$(2,785)
Other comprehensive loss, net of tax	(968)	(31)
Less AOCI attributable to noncontrolling interests	10	6
Ending balance at September 30	$(5,147)	$(2,810)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(16)	Share-Based Compensation

We recognized total share-based compensation expense of $0.4 million during the three months ended September 30, 2024 and 2023, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. At September 30, 2024, $3.2 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.2 years. There was no share-based compensation capitalized during the three months ended September 30, 2024 and 2023.

At September 30, 2024, there were 1,134,454 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock and stock units. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options; however, no SARs have been issued to date. All share-based awards are approved by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the three months ended September 30, 2024 and 2023.

Non-Employee Stock Option Grants. The Plan also provides for the grant of share-based awards to non-employee directors of the Company. During the first quarter of fiscal 2025, we granted 16,650 stock options at an exercise price of $30.03 to our non-employee directors. In the prior year period, we granted 14,330 stock options at an exercise price of $34.89. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on the Company’s Board of Directors. All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board of Directors. At September 30, 2024, $0.2 million of total unrecognized compensation expense related to unvested non-employee stock options is expected to be recognized over a weighted average remaining period of 2.2 years.

A total of 116,411 stock options were outstanding at September 30, 2024, with a weighted average exercise price of $25.73 and a weighted average grant date fair value of $6.64.

Restricted Stock Unit Activity

During the first three months of fiscal 2025, we granted 23,399 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $24.04. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in three equal annual installments on the anniversary of the date of grant. In the prior year period, we granted 17,232 RSUs with a weighted average grant date fair value of $28.58 and vest in three equal annual installments on the anniversary date of the grant.

During the first three months of fiscal 2025, 20,282 RSUs vested leaving 49,425 RSUs unvested and outstanding at September 30, 2024, with a weighted average grant date fair value of $24.01. At September 30, 2024, $1.1 million of total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted average remaining period of 2.1 years.

Performance Stock Unit Activity

Payout of performance stock units (“PSUs”) depend on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years. The number of awards that will vest, as well as unearned and canceled awards, depend on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with us through the end of the three-year performance periods.

During the first three months of fiscal 2025, we granted 92,669 PSUs with a weighted average grant date fair value of $23.06 compared with 73,095 PSUs at a weighted average grant date fair value of $27.58 in the prior year first quarter. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During the first three months of fiscal 2025, 68,250 PSUs, that were previously granted in August 2020, vested and none were forfeited. At September 30, 2024, a total of 390,260 PSUs were outstanding, with a weighted average grant date fair value of $23.34. Unrecognized compensation expense at September 30, 2024, related to PSUs, was $1.9 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 2.3 years.

(17)	Segment Information

Ethan Allen conducts business globally and has strategically aligned its business into two reportable segments: Wholesale and Retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. Our operating segments are aligned with how the Company, including our chief operating decision maker, manages the business. We evaluate performance of our segments based upon sales and operating income.

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

Retail Segment. The retail segment sells home furnishings and accents to clients through our 142 Company-operated design centers. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of retail home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

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

Segment information is provided below (in thousands):

	Three months ended
	September 30,
	2024	2023
Net sales
Wholesale segment	$86,056	$99,430
Less: intersegment sales	(64,472)	(69,139)
Wholesale sales to external customers	21,584	30,291
Retail segment	132,753	133,601
Consolidated total	$154,337	$163,892

Income before income taxes
Wholesale segment	$11,855	$14,371
Retail segment	7,487	5,162
Elimination of intercompany profit (a)	(1,777)	(1,182)
Operating income	17,565	18,351
Interest and other income, net	2,198	1,785
Interest and other financing costs	60	61
Consolidated total	$19,703	$20,075

Depreciation and amortization
Wholesale segment	$1,510	$1,602
Retail segment	2,362	2,345
Consolidated total	$3,872	$3,947

Capital expenditures
Wholesale segment	$2,795	$1,456
Retail segment	794	2,241
Consolidated total	$3,589	$3,697

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(in thousands)	September 30,	June 30,
Total Assets	2024	2024
Wholesale segment	$381,325	$379,693
Retail segment	385,378	392,243
Inventory profit elimination (a)	(28,999)	(27,019)
Consolidated total	$737,704	$744,917

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(18)	Commitments and Contingencies

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

Material Cash Requirements from Contractual Obligations. As disclosed in our 2024 Annual Report on Form 10-K, we had total contractual obligations of $197.9 million, including $151.3 million related to our operating lease commitments and $30.7 million of open purchase orders at June 30, 2024. Except for $8.5 million in operating lease payments made to our landlords and $4.7 million of operating lease assets obtained in exchange for $4.7 million of operating lease liabilities during the first quarter of fiscal 2025, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2024 Annual Report on Form 10-K.

Legal Matters. We are routinely party to various legal proceedings in the ordinary course of business, including investigations or as a defendant in litigation. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at September 30, 2024, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

The MD&A is based upon, and should be read in conjunction with, our 2024 Annual Report on Form 10-K, Current Reports on Form 8-K and other filings with the SEC, and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

The MD&A is presented in the following sections:

-	Cautionary Note Regarding Forward-Looking Statements
-	Executive Overview
-	Key Operating Metrics
-	Results of Operations
-	Regulation G Reconciliations of Non-GAAP Financial Measures
-	Liquidity
-	Capital Resources, including Material Cash Requirements
-	Other Arrangements
-	Significant Accounting Policies
-	Critical Accounting Estimates
-	Recent Accounting Pronouncements

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

Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to the following: declines in certain economic conditions, which impact consumer confidence and spending; financial or operational difficulties due to competition in the residential home furnishings industry; a significant shift in consumer preference toward purchasing products online; inability to maintain and enhance the Ethan Allen brand; failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner; inability to maintain current design center locations at current costs; failure to select and secure appropriate retail locations; disruptions in the supply chain and supply chain management; fluctuations in the price, availability and quality of raw materials and imported finished goods resulting in increased costs and production delays; competition from overseas manufacturers and domestic retailers; the number of manufacturing and distribution sites may increase exposure to business disruptions and could result in higher transportation costs; current and former manufacturing and retail operations and products are subject to increasingly stringent environmental, health and safety requirements; product recalls or product safety concerns; significant increased costs or potential liabilities as a result of environmental laws and regulations aimed at combating climate change; risk to reputation and stock price related to future disclosures on Environmental, Social and Governance matters; extensive reliance on information technology systems to process transactions, summarize results, and manage the business and that of certain independent retailers; disruptions in both primary and back-up systems; cyber-attacks and the failure to maintain adequate cyber-security systems and procedures; loss, corruption and misappropriation of data and information relating to customers; global and local economic uncertainty may materially adversely affect manufacturing operations or sources of merchandise and international operations; changes in U.S. trade and tax policies; reliance on certain key personnel, loss of key personnel or inability to hire additional qualified personnel; a shortage of qualified labor within our operations and our supply chain; potential future asset impairment charges resulting from changes to estimates or projections used to assess assets’ fair value, financial results that are lower than current estimates or determinations to close underperforming locations; access to consumer credit could be interrupted as a result of external conditions; risks associated with self-insurance related to health benefits; failure to protect the Company’s intellectual property; hazards and risks which may not be fully covered by insurance; and other factors disclosed in Part I, Item 1A, Risk Factors, in our 2024 Annual Report on Form 10-K, and elsewhere here in this Quarterly Report on Form 10-Q.

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At September 30, 2024, the Company operates 142 retail design centers, 138 located in the U.S. and 4 in Canada. Our independently operated design centers are located in the U.S., Asia, the Middle East and Europe. We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since we were founded in 1932. At September 30, 2024, we own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the United States, three upholstery plants in Mexico and one case goods plant in Honduras. We also partner with suppliers located in the U.S., Europe and Asia to produce and import various products that support our business.

Business Model. Our vertical integration is a competitive advantage for us. Our North American manufacturing and logistics operations are an integral part of an overall strategy to maximize production efficiencies and maintain this competitive advantage. We strive to deliver value to our shareholders through the execution of our strategic initiatives focused on the concept of constant reinvention.  Ethan Allen has a distinct vision of classic American style with a modern perspective, which we believe differentiates us from our competitors. Our business model is to maintain continued focus on (i) providing relevant product offerings, (ii) capitalizing on the professional and personal service offered to our clients by our interior design professionals, (iii) leveraging the benefits of our vertical integration including a strong manufacturing presence in North America, (iv) regularly investing in new technologies across all aspects of our vertically integrated business, (v) maintaining a strong logistics network, (vi) communicating our messages with strong marketing campaigns, and (vii) utilizing our website, ethanallen.com, as a key marketing tool to drive traffic to our retail design centers. We aim to position Ethan Allen as a premier interior design destination and a preferred brand offering products of superior style, quality, and value to clients with a comprehensive solution for their home furnishing and interior design needs. We operate our business with an entrepreneurial attitude and treat our employees, vendors, and clients with dignity and respect.

Talent. At September 30, 2024, our employee count totaled 3,347, with 2,347 employees in our wholesale segment and 1,000 in our retail segment. We continue to invest in technology, which has helped us further streamline and automate processes. By leveraging technology and identifying workflow efficiencies, we have reduced our headcount by 8.5% in the last 12 months.

Fiscal 2025 First Quarter in Review (1). Our financial results for the first quarter were highlighted by strong margins and operating cash flow. In addition, for the second year in a row, Ethan Allen was named to Newsweek’s list of America’s Best Retailers, including the #1 retailer of Premium Furniture. We ended the quarter with cash, cash equivalents and investments of $186.4 million and no outstanding debt. Continuing our history of returning capital to shareholders, we paid a special dividend of $0.40 per share in addition to the regular quarterly cash dividend of $0.39 per share. Our vertically integrated business delivered consolidated net sales of $154.3 million, which were down 5.8% compared with a year ago due to a decline in delivered unit volume from lower available backlog and reduced production from slowing demand, lower design center traffic and fewer contract sales. Industry-wide soft demand for home furnishings and challenging economic headwinds remained throughout the quarter, which led to retail written orders being down 6.8% and wholesale written orders down 4.8%. We maintained a strong consolidated gross margin of 60.8% due to lower manufacturing raw material input costs, reduced headcount, a change in the sales mix and selective price increases. Our double-digit operating margin of 11.4% was driven by disciplined cost control, reduced headcount leveraging technology to streamline workflows. Diluted EPS was $0.57 compared with $0.58 a year ago. We ended the quarter with 188 Ethan Allen retail design centers, including 142 Company-operated and 46 independently owned and operated locations.

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data):

	Three months ended September 30,
	2024	% of Sales	2023	% of Sales	% Chg
Net sales	$154.3	100.0%	$163.9	100.0%	(5.8%	)
Gross profit	$93.9	60.8%	$100.1	61.1%	(6.3%	)
Operating income	$17.6	11.4%	$18.4	11.2%	(4.3%	)
Adjusted operating income(1)	$17.8	11.5%	$19.8	12.1%	(10.3%	)
Net income	$14.7	9.5%	$14.9	9.1%	(1.5%	)
Adjusted net income(1)	$14.9	9.6%	$16.1	9.8%	(7.2%	)
Diluted EPS	$0.57		$0.58		(1.7%	)
Adjusted diluted EPS(1)	$0.58		$0.63		(7.9%	)
Cash flow from operating activities	$15.1		$16.7		(9.7%	)
Wholesale written orders					(4.8%	)
Retail written orders					(6.8%	)

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Design center activity and geographic distribution of our retail network are as follows:

	Fiscal 2025			Fiscal 2024
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	45	142	187	48	139	187
New locations	2	1	3	-	3	3
Closures	(1)	(1)	(2)	-	(1)	(1)
Balance at September 30	46	142	188	48	141	189
Relocations (in new and closures)	-	1	1	-	1	1

Retail Design Center geographic locations:
United States	31	138	169	33	137	170
Canada	-	4	4	-	4	4
Europe	1	-	1	1	-	1
Middle East and Asia	14	-	14	14	-	14
Total	46	142	188	48	141	189

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three months ended September 30, 2024 and 2023, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended
	September 30,
	2024	2023	% Change
Consolidated net sales	$154,337	$163,892	(5.8%	)
Wholesale net sales	$86,056	$99,430	(13.5%	)
Retail net sales	$132,753	$133,601	(0.6%	)

Consolidated gross profit	$93,869	$100,141	(6.3%	)
Consolidated gross margin	60.8%	61.1%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Net Sales

Consolidated net sales for the three months ended September 30, 2024 decreased $9.6 million or 5.8% compared with the prior year quarter due to lower contract sales, a decline in delivered unit volume from lower available backlog, reduced production from slowing demand, lower design center traffic and the adverse impact from Hurricane Helene and the U.S. port strike.

Wholesale net sales for the three months ended September 30, 2024 decreased $13.4 million or 13.5% compared to the prior year quarter due to lower contract sales and intersegment sales to our Company-operated design centers. Excluding intersegment sales to our retail segment, wholesale net sales decreased 28.7% compared to the prior year quarter primarily from a 54.3% decrease in contract sales, including lower shipments to the U.S. government General Services Administration (“GSA”). The combination of a slowdown in U.S. government spending, ongoing global unrest and the upcoming national election, resulted in lower incoming GSA orders over the past 12 months, which led to lower available backlog and fewer contract sales. In addition, the impact of Hurricane Helene in late September 2024 resulted in a temporary disruption and delay in shipments. Our western North Carolina distribution center, which was impacted by Hurricane Helene, has since resumed operations and we expect to recover from the delay in shipments during the second quarter of fiscal 2025. Lastly, the longshoremen’s strike against the U.S. East and Gulf Coast ports, which lasted from October 1, 2024 until October 3, 2024, negatively impacted imports and our ability to receive and ship products near the end of the first quarter due to heightened congestion and delayed bookings.

Wholesale written orders, which represent orders booked through all of our channels, were down 4.8% for the three months ended September 30, 2024 compared to the prior year quarter. The decline in wholesale written orders is a result of a sluggish home furnishings market, an economy marked with ongoing inflationary pressures including elevated interest rates over historic norms, a slow housing market that has not yet rebounded and a slower contract business. Orders from our independent U.S. retail network decreased 13.8% while orders from our intersegment Company-operated design centers were down 3.6% and our contract orders were down 6.0%. These decreases were partially offset by a 17.3% increase in orders from our international retailers, mostly from China. International sales represented 1.7% of total wholesale net sales during the first quarter of fiscal 2025, which is comparable to 1.8% in the year ago first quarter.

Wholesale backlog was $63.9 million at September 30, 2024, down 15.2% from a year ago, but up $10.4 million from June 30, 2024 due to the timing of incoming GSA written orders. The number of weeks of wholesale backlog at September 30, 2024 was comparable to last year. Moving forward, we expect incoming order trends to approximate outgoing delivered sales as backlog levels are now more reflective of pre-pandemic levels.

Retail net sales decreased $0.8 million or 0.6% compared to the prior year quarter. The decline was driven by lower delivered unit volumes, less incoming written orders, lower available backlog, decreased premier home delivery revenue and lower designer floor sample sales partially offset by lower sales returns and a higher average ticket price.

Retail written orders for the three months ended September 30, 2024 decreased 6.8% year over year due to weaker design center traffic, a soft home furnishings industry, elevated interest rates over historic norms, a slow housing market and adverse weather that negatively impacted much of the southeast U.S. These decreases were partially offset by a higher average ticket price, the adoption of new products and increased designer home calls.

At September 30, 2024, there were 142 Company-operated design centers, up one from a year ago as we opened a new location in Albuquerque, NM and relocated a design center to Peoria, AZ.

Gross Profit and Margin

Consolidated gross profit for the three months ended September 30, 2024 decreased $6.3 million or 6.3% compared to the prior year quarter due to a decline in sales, increased import rates and higher financing costs. These decreases were partially offset by a change in the sales mix with a higher percentage of our total sales coming from our retail segment, lower raw material input costs, the ability to leverage investments in technology to reduce headcount, and an increase in average ticket price. Wholesale gross profit decreased 15.8% due to the 13.5% decline in sales and a 100-basis point reduction in gross margin. Retail gross profit increased 0.1% due to a 30-basis point improvement in gross margin partially offset by the 0.6% decrease in net sales.

Consolidated gross margin for the three months ended September 30, 2024 was 60.8%, a 30-basis point decrease over the prior year period due to deleveraging from lower delivered sales partially offset by a change in sales mix, reduced headcount, selective price increases and lower manufacturing raw material input costs. Our sales mix, which represents the percentage of retail sales compared to total consolidated sales, increased to 86.0% in the current year first quarter, up from 81.5% in the prior year, which positively impacted our consolidated gross margin. Wholesale gross margin was down 100 basis points over the prior year period due to reduced manufacturing volumes, which led to increased variances, inflationary pressures on labor wages, increased import rates and lower contract sales partially offset by reduced headcount and lower raw material input costs. Retail gross margin improved 30 basis points compared with the prior year period due to selective price increases, a higher average ticket price and a decline in sales of designer floor samples partially offset by higher financing costs.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SG&A Expenses and Operating Income

(in thousands)	Three months ended
	September 30,
	2024	2023	% Change
SG&A expenses	$76,072	$80,298	(5.3%	)
Restructuring and other charges, net of gains	$232	$1,492	(84.5%	)
Consolidated operating income	$17,565	$18,351	(4.3%	)
Consolidated GAAP operating margin	11.4%	11.2%
Consolidated adjusted operating margin	11.5%	12.1%
Wholesale operating income	$11,855	$14,371	(17.5%	)
Retail operating income	$7,487	$5,162	45.0%

SG&A expenses for the three months ended September 30, 2024 decreased $4.2 million or 5.3% primarily due to lower selling expenses from less delivered net sales and a reduction in general and administrative costs. When expressed as a percentage of sales, SG&A expenses were 49.3%, an uptick from 49.0% in the prior year first quarter primarily due to fixed cost deleveraging from lower delivered sales.

Consolidated selling expenses were down 7.9% during the first quarter of fiscal 2025. Wholesale selling expenses, which includes our logistics operation, decreased 18.1% primarily from a lower volume of units shipped, fewer outgoing distribution costs including lower fuel costs and headcount, and decreased hardware and software maintenance spend. Retail selling expenses were down 4.4% due to lower headcount and lower designer variable compensation and reduced delivery costs from lower delivered revenue. Our consolidated advertising expenses during the first quarter of fiscal 2025 were comparable to the prior year and represented 2.3% of net sales.

Consolidated general and administrative expenses declined 1.8% primarily due to lower employee benefit costs and decreased retail display costs as we incurred significant spend in the prior year as part of our Interior Design Destination refresh project.

Compared to a year ago, our consolidated headcount is down 8.5% or by 312 employees (including 237 wholesale employees and 75 retail employees) at September 30, 2024, as we continue to identify operational efficiencies and leverage the use of technology to streamline workflows throughout our vertically integrated enterprise.

Restructuring and other charges, net of gains

Restructuring and other charges, net of gains for the three months ended September 30, 2024 were $0.2 million compared to $1.5 million in the prior year. The restructuring charge of $0.2 million in the current year first quarter primarily related to $0.3 million in losses from the impact of Hurricane Helene on our western North Carolina distribution facility during September 2024. The prior year first quarter charge of $1.5 million primarily related to the $2.1 million net loss from the Vermont flood partially offset by a $0.7 million gain related to the amortization of the deferred liability generated from the sale-leaseback transaction completed August 1, 2022.

Consolidated Operating Income

Consolidated operating income for the three months ended September 30, 2024 decreased $0.8 million or 4.3%, and as a percentage of net sales was 11.4%, compared to 11.2% in the prior year quarter. Adjusted operating income, which excludes restructuring and other charges, net of gains, was $17.8 million, or 11.5% of net sales compared with $19.8 million, or 12.1% of net sales in the prior year quarter. The decrease in operating income was driven primarily by lower consolidated net sales partially offset by lower SG&A expenses.

Wholesale operating income for the three months ended September 30, 2024 was $11.9 million or 13.8% of net sales compared with $14.4 million or 14.5% in the prior year quarter. Adjusted wholesale operating income, which excludes restructuring and other charges, net of gains, was $12.2 million or 14.2% of net sales compared with $16.5 million or 16.6% of net sales in the prior year quarter. The decrease in wholesale operating income was driven by the 13.5% decline in wholesale net sales and the 100-basis point reduction in our wholesale gross margin partially offset by the 7.3% decrease in wholesale SG&A expenses.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail operating income for the three months ended September 30, 2024 was $7.5 million, or 5.6% of sales, compared with $5.2 million, or 3.9% of sales in the prior year quarter. Adjusted retail operating income, which excludes restructuring and other charges, net of gains was $7.3 million or 5.5% of net sales compared with $4.5 million or 3.4% of net sales in the prior year quarter. The increase in retail operating income was driven primarily by the 30-basis point improvement in retail gross margin and the 4.6% reduction in retail SG&A expenses partially offset by a decline in retail net sales of 0.6%.

Income Taxes, Net Income and Diluted EPS

(in thousands)	Three months ended
	September 30,
	2024	2023	% Change
Income tax expense	$4,984	$5,136	(3.0%	)
Effective tax rate	25.3%	25.6%
Net income	$14,719	$14,939	(1.5%	)
Adjusted Net income	$14,892	$16,054	(7.2%	)
Diluted EPS	$0.57	$0.58	(1.7%	)
Adjusted Diluted EPS	$0.58	$0.63	(7.9%	)

Income Tax Expense

Income tax expense for the three months ended September 30, 2024 was $5.0 million compared with $5.1 million in the prior year first quarter due to the $0.4 million decrease in income before income taxes and a lower consolidated effective tax.

Net Income

Net income for the three months ended September 30, 2024 was $14.7 million compared with $14.9 million in the prior year period. Adjusted net income, which removes the after-tax impact of restructuring and other charges, net of gains was $14.9 million, down 7.2% from the prior year period. The decrease in net income was driven by the $9.6 million decrease in consolidated net sales and gross margin erosion of 30-basis points partially offset by lower SG&A expenses.

Diluted EPS

Diluted EPS for the three months ended September 30, 2024 was $0.57 compared with $0.58 per diluted share in the prior year period. Adjusted diluted EPS was $0.58, down 7.9% compared with the prior year period. The decrease in diluted EPS was due to lower consolidated net sales and gross margin erosion partially offset by lower SG&A expenses.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following tables below show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures:

(in thousands, except per share amounts)	Three months ended
	September 30,
	2024	2023	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$17,565	$18,351	(4.3%)
Adjustments (pre-tax) *	232	1,492
Adjusted operating income *	$17,797	$19,843	(10.3%)

Consolidated Net sales	$154,337	$163,892	(5.8%)
GAAP Operating margin	11.4%	11.2%
Adjusted operating margin *	11.5%	12.1%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$14,719	$14,939	(1.5%)
Adjustments, net of tax *	173	1,115
Adjusted net income	$14,892	$16,054	(7.2%)
Diluted weighted average common shares	25,618	25,618
GAAP Diluted EPS	$0.57	$0.58	(1.7%)
Adjusted diluted EPS *	$0.58	$0.63	(7.9%)

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$11,855	$14,371	(17.5%)
Adjustments (pre-tax) *	378	2,153
Adjusted wholesale operating income *	$12,233	$16,524	(26.0%)

Wholesale net sales	$86,056	$99,430	(13.5%)
Wholesale GAAP operating margin	13.8%	14.5%
Adjusted wholesale operating margin *	14.2%	16.6%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$7,487	$5,162	45.0%
Adjustments (pre-tax) *	(146)	(661)
Adjusted retail operating income *	$7,341	$4,501	63.1%

Retail net sales	$132,753	$133,604	(0.6%)
Retail GAAP operating margin	5.6%	3.9%
Adjusted retail operating margin *	5.5%	3.4%

* Adjustments to reported GAAP financial measures including operating income and margin, net income and diluted EPS have been adjusted by the following:

	Three months ended
(in thousands)	September 30,
	2024	2023
Hurricane Helene impact (wholesale)	$335	$-
Orleans, Vermont flood (wholesale)	18	2,096
Gain on sale-leaseback transaction (retail)	(218)	(655)
Severance and other charges (wholesale)	25	57
Severance and other charges (retail)	72	(6)
Adjustments to operating income	$232	$1,492
Related income tax effects on non-recurring items(1)	(59)	(377)
Adjustments to net income	$173	$1,115

(1)	Calculated using the marginal tax rate for each period presented.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Our available liquidity is summarized below:

	September 30,	June 30,
(in thousands)	2024	2024

Cash and cash equivalents	$59,234	$69,710
Investments, short-term	76,730	91,319
Investments, long-term	50,426	34,772
Availability under existing credit facility	120,952	120,952
Total Available Liquidity	$307,342	$316,753

At September 30, 2024, we had working capital of $156.0 million compared with $179.0 million at June 30, 2024 and a current ratio of 2.0 at September 30, 2024, comparable to 2.2 at June 30, 2024 and 2.1 a year ago. Our non-U.S. subsidiaries held $2.4 million in cash and cash equivalents at September 30, 2024, which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At September 30, 2024, we held cash and cash equivalents of $59.2 million compared with $69.7 million at June 30, 2024. Cash and cash equivalents aggregated to 8.0% of our total assets at September 30, 2024 compared with 9.4% at June 30, 2024. In addition to cash and cash equivalents of $59.2 million, we had aggregated investments of $127.2 million at September 30, 2024 compared with $126.1 million at June 30, 2024. Our investments at September 30, 2024 were within U.S. Treasury bills and notes, which we expect will further enhance our returns on excess cash. Our short-term U.S. Treasury bills totaled $76.7 million with maturities of less than one year while our long-term U.S. Treasury notes totaled $50.4 million with maturities ranging between one and two years. We believe our cash, cash equivalents and investments are available to meet short-term liquidity needs.

Our cash and cash equivalents decreased $10.5 million or 15.0% during the first three months of fiscal 2025 due to $20.2 million in cash dividends paid, capital expenditures of $3.6 million and $2.2 million in taxes paid related to net share settlement of vested RSUs and PSUs partially offset by net cash provided by operating activities of $15.1 million.

The following table illustrates the main components of our cash flows:

	Three months ended
(in millions)	September 30,
	2024	2023
Operating activities
Net income	$14.7	$14.9
Non-cash operating lease cost	8.1	7.9
Restructuring and other charges, net of gains	0.2	1.5
Payments on restructuring and other charges, net of proceeds	(0.1)	(0.2)
Depreciation and amortization and other non-cash items	4.0	4.4
Deferred income taxes	(0.2)	-
Change in operating assets and liabilities	(11.6)	(11.8)
Total provided by operating activities	$15.1	$16.7

Investing activities
Capital expenditures	$(3.6)	$(3.7)
Proceeds from sales of investments, net of purchases	0.8	5.7
Total (used in) provided by investing activities	$(2.8)	$2.0

Financing activities
Dividend payments	$(20.2)	$(21.9)
Taxes paid related to net share settlement of equity awards	(2.2)	(2.1)
Proceeds from employee stock plans	-	0.3
Payments on financing leases	(0.1)	(0.1)
Total used in financing activities	$(22.5)	$(23.8)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by Operating Activities

We generated $15.1 million in cash from operating activities during the first three months of fiscal 2025 compared with $16.7 million in the prior year period. This decrease was primarily the result of changes in working capital coupled with lower net income. Changes in working capital reflect the timing of software renewals and estimated tax payments. Inventory levels at September 30, 2024 were higher than at June 30, 2024 due to delayed shipments of contract orders. Restructuring payments during the first quarter of fiscal 2025 were $0.1 million compared to $0.2 million in the prior year period.

Cash Used in Investing Activities

Cash used in investing activities was $2.8 million during the first three months of fiscal 2025 compared with cash provided of $2.0 million in the prior year. During fiscal 2025, we had $0.8 million of net purchases of investments, which related to $26.1 million of short-term U.S. treasuries that matured during September 2024 and were subsequently reinvested for $25.2 million. In the prior year first quarter we had $30.7 million of U.S. treasuries mature, which were subsequently reinvested for $25.0 million. Capital expenditures during the first quarter of fiscal 2025 were $3.6 million compared with $3.7 million in the prior year period.

Cash Used in Financing Activities

Cash used in financing activities was $22.5 million in the current year, a decrease from $23.8 million in the prior year period primarily due to the decrease in the special cash dividend paid, which went from $0.50 per share in the prior year period to $0.40 in the current year. This decrease was partially offset by an 8.3% increase in our regular quarterly dividend, which rose from $0.36 to $0.39 per share, effective May 2024. In addition, during the first quarter of fiscal 2025, a total of 70,495 shares valued at $2.2 million were repurchased from employees to satisfy their withholding tax obligations upon vesting of RSUs and PSUs. This compared to $2.1 million repurchased for similar withholding tax obligations in the prior year period.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At September 30, 2024 and June 30, 2024, we held $0.6 million and $0.5 million, respectively, of restricted cash related to our insurance captive.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents decreased by $0.2 million during the first three months of fiscal 2025 compared with a decrease of $0.1 million in the prior year period. These changes had an immaterial impact on our cash balances held in Canada, Mexico and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. At September 30, 2024, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.0 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

Letters of Credit. At September 30, 2024 and June 30, 2024, respectively, there were $4.0 million of standby letters of credit outstanding under the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first three months of fiscal 2025 totaled $3.6 million compared with $3.7 million in the prior year period. Current year capital expenditures related primarily to further expansion of our manufacturing facilities in Mexico, retail design center relocations and improvements, investments in technology, and remodeling costs associated with our hotel. During the first quarter of fiscal 2025, we further strengthened our vertically integrated enterprise through the purchase of certain property, plant and equipment for $1.6 million, which increased our manufacturing operations in Silao, Mexico.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures.

Dividends. Our Board of Directors has sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during the first quarter of fiscal 2025 by paying a special dividend of $0.40 per share in addition to a regular quarterly dividend of $0.39 per share. During the first three months of fiscal 2025, we paid total cash dividends of $20.2 million. We have paid a special cash dividend each of the past five years and paid an annual cash dividend every year since 1996. Although we expect to continue to declare and pay quarterly cash dividends for the foreseeable future, the payment of future cash dividends is within the discretion of our Board of Directors and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants that set limitations on our ability to pay dividends.

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first three months of fiscal 2025 or 2024. At September 30, 2024, we had a remaining authorization to repurchase 2,007,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations.

Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, the rate of written orders and net sales, levels of customer deposits on hand, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. At June 30, 2024, we had total contractual obligations of $197.9 million, including $151.3 million related to operating lease commitments and $30.7 million of open purchase orders. Except for $8.5 million in operating lease payments made to our landlords and $4.7 million of operating lease assets obtained in exchange for $4.7 million of operating lease liabilities during the first three months of fiscal 2025, there were no other material changes in our contractual obligations as previously disclosed in our 2024 Annual Report on Form 10-K.

Other Arrangements

We do not utilize or employ any other arrangements in operating our business. As such, we do not maintain any retained or contingent interests, derivative instruments or variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

Significant Accounting Policies

We disclose our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2024 Annual Report on Form 10-K. There have been no changes in our significant accounting policies from those disclosed in our 2024 Annual Report on Form 10-K.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We disclose our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2025 from those disclosed in our 2024 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. While we had no fixed or variable rate borrowings outstanding at September 30, 2024, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the Secured Overnight Financing Rate (“SOFR”). Based on our current and expected levels of exposed liabilities, we estimate that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

Cash, Cash Equivalents and Investments

The fair market value of our cash and cash equivalents at September 30, 2024 was $59.2 million while our investments (short and long-term) totaled $127.2 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. treasuries with maturities ranging up to two years and are reported at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve appropriate investment returns consistent with preserving principal and managing risk. Pursuant to our established investment policy guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged at September 30, 2024. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and investments will continue to be immaterially affected by fluctuations in interest rates.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The financial statements of our foreign locations are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive (loss) income as a component of shareholders’ equity. Foreign exchange gains or losses resulting from market changes in the value of foreign currencies did not have a material impact during any of the fiscal periods presented in this Quarterly Report on Form 10-Q.

A hypothetical 10% weaker U.S. dollar against all foreign currencies at September 30, 2024 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and have no intention of doing so in the foreseeable future.

Duties and Tariffs Market Risk

We are exposed to market risk with respect to duties and tariffs assessed on raw materials, component parts and finished goods we import into countries where we operate. Additionally, we are exposed to duties and tariffs on our finished goods that we export from our assembly plants to other countries. As these tariffs and duties increase, we determine whether a price increase to our customers to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

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

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. We believe any material inflationary impact on our product and operating costs would be partially offset by our ability to increase selling prices, create operational efficiencies and seek lower cost alternatives. We have been able to reduce certain manufacturing input costs by identifying lower cost alternatives in raw materials as well as implemented operational efficiencies, including reduced headcount, which have helped to minimize the impact of inflation.

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. At September 30, 2024, there were 142 Company-operated retail design centers, of which 49 are owned and 93 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our consolidated balance sheets for leased design center locations and warehouse and distribution facilities. At September 30, 2024, the unamortized balance of such right-of-use assets totaled $112.0 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right-of-use asset in excess of its carrying value.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first three months of fiscal 2025 to the legal matters discussed in Part I, Item 3, Legal Proceedings, in our 2024 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes during the first three months of fiscal 2025 to the risk factors discussed in Part I, Item 1A, Risk Factors, in our 2024 Annual Report on Form 10-K.

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

We did not repurchase any shares of our outstanding common stock during the first quarter of fiscal 2025 under the existing share repurchase program. At September 30, 2024, we had a remaining authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Officers

None of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the three months ended September 30, 2024.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference	Filed Herewith	Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-11692	3(a)	11/18/2016
3.2	Amended and Restated By-laws of the Company	8-K	001-11692	3(d)	11/18/2016
10.1	Amended Employment Agreement between the Company and M. Farooq Kathwari dated July 30, 2024	8-K	001-11692	10.1	7/31/2024
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: October 30, 2024	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: October 30, 2024	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)