Form 10-Q
period 2024-12-31
ETHAN ALLEN INTERIORS INC
filed 2025-01-29
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ETD	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 22, 2025, was 25,429,960.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q SECOND QUARTER OF FISCAL 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2024	June 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,075	$69,710
Investments, short-term	82,049	91,319
Accounts receivable, net	5,008	6,766
Inventories, net	142,014	142,040
Prepaid expenses and other current assets	30,050	22,848
Total current assets	316,196	332,683

Property, plant and equipment, net	212,610	215,258
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	110,572	114,242
Deferred income taxes	906	824
Investments, long-term	45,092	34,772
Other assets	2,069	2,010
TOTAL ASSETS	$732,573	$744,917

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$23,720	$27,400
Customer deposits	70,777	73,471
Accrued compensation and benefits	23,010	20,702
Current operating lease liabilities	27,890	27,387
Other current liabilities	4,682	4,736
Total current liabilities	150,079	153,696
Operating lease liabilities, long-term	96,870	100,897
Deferred income taxes	2,428	3,035
Other long-term liabilities	4,477	4,373
TOTAL LIABILITIES	253,854	262,001
Commitments and contingencies (see Note 18)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 49,638 and 49,550 shares issued; 25,430 and 25,412 shares outstanding at December 31, 2024 and June 30, 2024, respectively	496	495
Additional paid-in capital	388,888	388,104
Treasury stock, at cost: 24,208 and 24,138 shares at December 31, 2024 and June 30, 2024, respectively	(687,003)	(684,796)
Retained earnings	782,938	783,366
Accumulated other comprehensive loss	(6,503)	(4,189)
Total Ethan Allen Interiors Inc. shareholders' equity	478,816	482,980
Noncontrolling interests	(97)	(64)
TOTAL SHAREHOLDERS' EQUITY	478,719	482,916
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$732,573	$744,917

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales	$157,260	$167,276	$311,597	$331,168
Cost of sales	62,423	66,640	122,891	130,391
Gross profit	94,837	100,636	188,706	200,777

Selling, general and administrative expenses	76,674	79,183	152,746	159,481
Restructuring and other charges, net of gains	6	(235)	238	1,257
Operating income	18,157	21,688	35,722	40,039

Interest and other income, net	2,029	1,719	4,227	3,504
Interest and other financing costs	63	52	123	113
Income before income taxes	20,123	23,355	39,826	43,430
Income tax expense	5,119	5,944	10,103	11,080
Net income	$15,004	$17,411	$29,723	$32,350

Per share data
Basic earnings per common share
Net income per basic share	$0.59	$0.68	$1.16	$1.27
Basic weighted average common shares	25,556	25,525	25,551	25,515
Diluted earnings per common share
Net income per diluted share	$0.59	$0.68	$1.16	$1.26
Diluted weighted average common shares	25,625	25,630	25,622	25,624

Comprehensive income
Net income	$15,004	$17,411	$29,723	$32,350
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,398)	636	(2,981)	84
Other	19	1,103	634	1,624
Other comprehensive (loss) income, net of tax	(1,379)	1,739	(2,347)	1,708
Comprehensive income	$13,625	$19,150	$27,376	$34,058

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended
	December 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$29,723	$32,350
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,854	8,007
Share-based compensation expense	785	721
Non-cash operating lease cost	16,288	15,818
Deferred income taxes	(689)	(257)
Restructuring and other charges, net of gains	238	1,257
Payments on restructuring and other charges, net of proceeds	(411)	(1,183)
Loss on disposal of property, plant and equipment	10	14
Other	(129)	(29)
Changes in operating assets and liabilities:
Accounts receivable, net	1,758	4,746
Inventories, net	(5)	7,295
Prepaid expenses and other current assets	(7,559)	(205)
Customer deposits	(2,694)	(14,667)
Accounts payable and accrued expenses	(3,655)	(4,969)
Accrued compensation and benefits	2,308	(2,332)
Operating lease liabilities	(17,257)	(16,071)
Other assets and liabilities	134	(205)
Net cash provided by operating activities	26,699	30,290

Cash Flows from Investing Activities
Proceeds from sales of property, plant and equipment	-	22
Capital expenditures	(7,371)	(5,241)
Purchases of investments	(35,230)	(39,970)
Proceeds from sales of investments	36,322	40,818
Net cash used in investing activities	(6,279)	(4,371)

Cash Flows from Financing Activities
Payment of cash dividends	(30,151)	(31,117)
Proceeds from employee stock plans	-	322
Taxes paid related to net share settlement of equity awards	(2,207)	(2,101)
Payments on financing leases	(172)	(263)
Net cash used in financing activities	(32,530)	(33,159)

Effect of exchange rate changes on cash and cash equivalents	(422)	56

Net decrease in cash, cash equivalents and restricted cash	(12,532)	(7,184)
Cash, cash equivalents and restricted cash at beginning of period	70,216	62,622
Cash, cash equivalents and restricted cash at end of period	$57,684	$55,438

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2024	49,550	$495	$388,104	24,138	$(684,796)	$(4,189)	$783,366	$(64)	$482,916
Net income	-	-	-	-	-	-	14,719	-	14,719
Share-based compensation expense	-	-	375	-	-	-	-	-	375
Restricted stock vesting	88	1	(1)	70	(2,207)	-	-	-	(2,207)
Cash dividends declared and paid	-	-	-	-	-	-	(20,184)	-	(20,184)
Other comprehensive income (loss)	-	-	-	-	-	(958)	-	(10)	(968)
Balance at September 30, 2024	49,638	$496	$388,478	24,208	$(687,003)	$(5,147)	$777,901	$(74)	$474,651
Net income	-	-	-	-	-	-	15,004	-	15,004
Share-based compensation expense	-	-	410	-	-	-	-	-	410
Cash dividends declared and paid	-	-	-	-	-	-	(9,967)	-	(9,967)
Other comprehensive income (loss)	-	-	-	-	-	(1,356)	-	(23)	(1,379)
Balance at December 31, 2024	49,638	$496	$388,888	24,208	$(687,003)	$(6,503)	$782,938	$(97)	$478,719

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2023	49,426	$494	$386,146	24,070	$(682,646)	$(2,785)	$769,819	$(22)	$471,006
Net income	-	-	-	-	-	-	14,939	-	14,939
Common stock issued on share-based awards	12	-	313	-	-	-	-	-	313
Share-based compensation expense	-	-	357	-	-	-	-	-	357
Restricted stock vesting	97	1	-	66	(2,101)	-	-	-	(2,100)
Cash dividends declared and paid	-	-	-	-	-	-	(21,928)	-	(21,928)
Other comprehensive income (loss)	-	-	-	-	-	(25)	-	(6)	(31)
Balance at September 30, 2023	49,535	$495	$386,816	24,136	$(684,747)	$(2,810)	$762,830	$(28)	$462,556
Net income	-	-	-	-	-	-	17,411	-	17,411
Common stock issued on share-based awards	1	-	9	-	-	-	-	-	9
Share-based compensation expense	-	-	364	-	-	-	-	-	364
Cash dividends declared and paid	-	-	-	-	-	-	(9,189)	-	(9,189)
Other comprehensive income (loss)	-	-	-	-	-	1,747	-	(8)	1,739
Balance at December 31, 2023	49,536	$495	$387,189	24,136	$(684,747)	$(1,063)	$771,052	$(36)	$472,890

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At December 31, 2024, there were 141 Company-operated retail design centers with 137 located in the U.S. and 4 in Canada. We also have 46 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe.

We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since we were founded in 1932. At December 31, 2024 we own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras.

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

The interim consolidated financial statements were prepared on a basis consistent with those reflected in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Annual Report on Form 10-K”) but do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). We derived the June 30, 2024 consolidated balance sheet from our audited financial statements included in our 2024 Annual Report on Form 10-K. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of results that may be expected for the entire fiscal year.

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

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At December 31, 2024 and June 30, 2024, we held $0.6 million and $0.5 million, respectively, of restricted cash related to our insurance captive.

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

Recent Accounting Standards or Updates Not Yet Effective

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This ASU will be effective for our annual financial statements starting in fiscal 2026 and interim periods beginning in the first quarter of fiscal 2027, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our income tax disclosures.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain income statement expense captions into specified categories to be disclosed within the notes to the financial statements, but does not change the expense captions on the income statement. The amendments in this ASU are to be applied prospectively, although retrospective application is permitted, and is effective for our annual financial statements starting in fiscal 2028 and interim periods starting in fiscal 2029, with early adoption permitted. We are currently evaluating the impact that this accounting standard will have on our consolidated financial statements and related notes.

No other new accounting pronouncements issued or effective as of December 31, 2024 have had or are expected to have a material impact on our consolidated financial statements or related disclosures.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At December 31, 2024 and June 30, 2024, these amounts were immaterial.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Allowance for Credit Losses. Accounts receivable arise from the sale of products on trade credit terms and presented net of our allowances for credit losses. We maintain an allowance for estimated credit losses resulting from the inability of our customers to make required payments. The allowance is based on a review of specifically identified accounts in addition to an overall aging analysis. At December 31, 2024 and June 30, 2024, the allowance for credit losses was immaterial.

Commissions. We capitalize commission fees paid to our employees as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At December 31, 2024, we had prepaid commissions of $11.2 million, which we expect to recognize to selling expense during the remainder of fiscal 2025 as SG&A expenses within our consolidated statements of comprehensive income. Prepaid commissions totaled $11.5 million at June 30, 2024.

Customer Deposits. We collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. At December 31, 2024, we had customer deposits of $70.8 million. At June 30, 2024, we had customer deposits of $73.5 million, of which we recognized $69.1 million of revenue related to our contract liabilities during the six months ended December 31, 2024. Revenue recognized during the six months ended December 31, 2023, which was previously included in Customer deposits as of June 30, 2023, was $71.9 million. Revenue recognized during the three months ended December 31, 2024, which was previously included in Customer deposits as of September 30, 2024, was $13.9 million, compared to $17.7 million of revenue recognized during the three months ended December 31, 2023. We expect that substantially all of the customer deposits at December 31, 2024 will be recognized as revenue within the next 12 months as the performance obligations are satisfied.

The following table disaggregates our net sales by product category by segment (in thousands):

	Three months ended December 31, 2024				Three months ended December 31, 2023
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$43,648	$65,050	$(32,553)	$76,145	$44,619	$66,919	$(31,209)	$80,329
Case goods(3)	27,919	34,522	(17,235)	45,206	29,183	35,513	(17,579)	47,117
Accents(4)	16,318	27,808	(14,042)	30,084	17,851	28,794	(13,760)	32,885
Other(5)	(1,074)	6,899	-	5,825	(1,026)	7,971	-	6,945
Total	$86,811	$134,279	$(63,830)	$157,260	$90,627	$139,197	$(62,548)	$167,276

	Six months ended December 31, 2024				Six months ended December 31, 2023
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$89,643	$128,921	$(65,434)	$153,130	$93,884	$132,112	$(67,161)	$158,835
Case goods(3)	53,850	68,678	(34,642)	87,886	59,518	67,814	(35,555)	91,777
Accents(4)	31,371	55,845	(28,226)	58,990	38,639	57,619	(28,971)	67,287
Other(5)	(1,997)	13,588	-	11,591	(1,984)	15,253	-	13,269
Total	$172,867	$267,032	$(128,302)	$311,597	$190,057	$272,798	$(131,687)	$331,168

(1)	The Eliminations column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At December 31, 2024 and June 30, 2024, we have categorized our investments as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at December 31, 2024 or June 30, 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and June 30, 2024. There were no transfers between levels of fair value measurements during the periods presented.

		Fair Value Measurements at December 31, 2024
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$13,830	$-	$-	$13,830
U.S. Treasury bills (2)	Investments, short-term	-	82,049	-	82,049
U.S. Treasury notes (2)	Investments, long-term	-	45,092	-	45,092
Total		$13,830	$127,141	$-	$140,971

		Fair Value Measurements at June 30, 2024
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$33,487	$-	$-	$33,487
U.S. Treasury bills (2)	Investments, short-term	-	91,319	-	91,319
U.S. Treasury notes (2)	Investments, long-term	-	34,772	-	34,772
Total		$33,487	$126,091	$-	$159,578

(1)	Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

(2)	We have current and non-current debt securities (U.S. Treasury bills and notes) intended to enhance returns on our cash as well as to fund future obligations.

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

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings at December 31, 2024 and June 30, 2024. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

(6)	Leases

We recognize leases on our consolidated balance sheets as a right-of-use (“ROU”) asset and a lease liability. We have operating leases for many of our design centers that expire at various dates through fiscal 2040. We also lease certain tangible assets, including computer equipment and vehicles, with initial lease terms ranging from two to five years. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. For purposes of measuring our ROU asset and lease liability, we determine our incremental borrowing rate by computing the rate of interest that we would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) at an amount equal to the total lease payments and (iv) in a similar economic environment.

The Company's lease terms and discount rates are as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (in years)
Operating leases	5.5	5.7
Financing leases	2.3	2.5
Weighted average discount rate
Operating leases	5.9%	5.7%
Financing leases	5.6%	4.4%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended December 31,		Six months ended December 31,
	Statements of Comprehensive Income Location	2024	2023	2024	2023
Operating lease cost(1)	SG&A expenses	$8,170	$7,893	$16,288	$15,818
Financing lease cost
Depreciation of property	SG&A expenses	88	124	173	248
Interest on lease liabilities	Interest and other financing costs	12	4	25	8
Short-term lease cost(2)	SG&A expenses	64	2	164	59
Variable lease cost(3)	SG&A expenses	2,482	2,365	4,919	4,791
Less: Sublease income	SG&A expenses	(352)	(288)	(757)	(575)
Total lease expense		$10,464	$10,100	$20,812	$20,349

(1)	Lease expense for operating leases consists of both fixed and variable components. Expenses related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table reconciles the undiscounted future minimum lease payments (by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on our consolidated balance sheets at December 31, 2024 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2025 (remaining six months)	$17,305	$199
2026	32,189	398
2027	25,776	326
2028	22,545	-
2029	18,029	-
Thereafter	31,104	-
Total undiscounted future minimum lease payments	146,948	923
Less: imputed interest	(22,188)	(55)
Total present value of lease obligations(1)	$124,760	$868

(1)	Excludes future commitments under short-term operating lease agreements of less than $0.1 million at December 31, 2024.

At December 31, 2024, we have one operating lease for a retail design center which has not yet commenced and is therefore not part of the tables above nor included in the lease ROU assets and liabilities. This lease will commence when we obtain possession of the underlying leased asset, which is expected within the next six months. This operating lease is for a period of 10 years and has an aggregate undiscounted future lease payment of $2.2 million. At December 31, 2024, we did not have any financing leases that had not yet commenced.

Other supplemental information for our leases is as follows (in thousands):

	Six months ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17,257	$16,071
Operating cash flows from financing leases	$172	$263
Operating lease assets obtained in exchange for operating lease liabilities	$10,111	$10,092
Financing lease obligations obtained in exchange for new financing lease assets	$-	$-

(7)	Investments

We have investments in debt securities intended to enhance returns on our cash as well as to fund future obligations. Our short-term investments consist of U.S. Treasury bills, with maturities of less than one year, and total $82.0 million at December 31, 2024. Our long-term investments consist of U.S. Treasury notes, with maturities ranging between one and two years, and total $45.1 million at December 31, 2024. We had $36.3 million of U.S. Treasuries mature during the first six months of fiscal 2025, which were subsequently reinvested for $35.2 million. All unrealized gains and losses are included in Accumulated other comprehensive loss within our consolidated balance sheets.

Our debt securities are presented below in accordance with their stated maturities:

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Due within one year	$79,896	$2,153	$-	$82,049
Due within one and two years	45,152	40	(100)	45,092
Total	$125,048	$2,193	$(100)	$127,141

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Due within one year	$89,997	$1,322	$-	$91,319
Due within one and two years	34,894	-	(122)	34,772
Total	$124,891	$1,322	$(122)	$126,091

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(8)	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value and are summarized as follows (in thousands):

	December 31,	June 30,
	2024	2024
Finished goods	$107,570	$107,835
Work in process	12,435	11,752
Raw materials	23,744	24,249
Inventory reserves	(1,735)	(1,796)
Inventories, net	$142,014	$142,040

(9)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	December 31,	June 30,
	2024	2024
Land and improvements	$77,795	$77,049
Building and improvements	366,147	365,380
Machinery and equipment	121,192	119,434
Property, plant and equipment, gross	565,134	561,863
Less: accumulated depreciation and amortization	(352,524)	(346,605)
Property, plant and equipment, net	$212,610	$215,258

We recorded depreciation and amortization expense of $4.0 million during the three months ended December 31, 2024 and 2023. Depreciation expense was $7.9 million and $8.0 million for the six months ended December 31, 2024 and 2023, respectively.

(10)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At December 31, 2024 and June 30, 2024, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which is assigned to our wholesale reporting unit. Our wholesale reporting unit is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

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

(11)	Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Hurricane Helene (1)	$(269)	$-	$66	$-
Orleans, Vermont flood (2)	-	250	21	2,346
Gain on sale-leaseback transaction (3)	-	(655)	(218)	(1,310)
Severance and other charges	275	170	369	221
Total Restructuring and other charges, net of gains	$6	$(235)	$238	$1,257

(1)

In September 2024, an Ethan Allen distribution center located in Old Fort, North Carolina was impacted from significant flooding caused by Hurricane Helene. The distribution center, which primarily focuses on shipping custom-made home furnishings to select wholesale customers, suffered losses related to damaged inventory, impaired equipment, a temporary work stoppage and a disruption in shipments. Total losses incurred during the first six months of fiscal 2025 were $0.1 million, net of insurance recoveries.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(2)

In July 2023, our wood furniture manufacturing operations located in Orleans, Vermont sustained damage from flooding of the nearby Barton River. In addition to losses related to wood furniture inventory parts and state-of-the-art manufacturing equipment, the flooding also resulted in a temporary work stoppage for many Vermont employees and a disruption and delay of shipments. Total losses incurred during the first six months of fiscal 2024 were $2.3 million, net of insurance recoveries and grant proceeds.

(3)

On August 1, 2022, we completed a sale-leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center which resulted in a deferred gain of $5.2 million to be amortized over the term of the operating lease agreement which expired on July 31, 2024.

Restructuring payments made by the Company during the six months ended December 31, 2024 were $0.4 million, which were primarily for severance. The restructuring balance at December 31, 2024 was $0.3 million and is anticipated to be paid during the remainder of fiscal 2025.

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

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.0 million at December 31, 2024 and June 30, 2024.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYRFB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility at December 31, 2024, June 30, 2024, or at any time during fiscal 2025 and 2024. Since we had no outstanding borrowings during fiscal 2025 and 2024, there was no related interest expense during these periods.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal 2025 or 2024, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At December 31, 2024 and June 30, 2024, we were in compliance with all the covenants under the Facility.

Letters of Credit. At December 31, 2024 and June 30, 2024, there was $4.0 million of standby letters of credit outstanding under the Facility, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(13)	Income Taxes

The Company's process for determining the provision for income taxes involves using an estimated annual effective tax rate which is based on forecasted annual income and statutory tax rates across the various jurisdictions in which we operate. We recorded a provision for income tax expense of $5.1 million and $10.1 million, respectively, for the three and six months ended December 31, 2024 compared with $5.9 million and $11.1 million in the prior year comparable periods. Our consolidated effective tax rate was 25.4% for both the three and six months ended December 31, 2024 compared with 25.5% for both prior year comparable periods. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

We recognize interest and penalties related to income tax matters as a component of income tax expense. At December 31, 2024, we had $4.3 million of unrecognized tax benefits compared with $3.9 million at June 30, 2024. It is reasonably possible that various issues relating to $0.9 million of the total gross unrecognized tax benefits at December 31, 2024 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, $0.7 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

(14)	Earnings Per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share (“EPS”):

	Three months ended		Six months ended
	December 31,		December 31,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator (basic and diluted):
Net income available to common Shareholders	$15,004	$17,411	$29,723	$32,350

Denominator:
Basic weighted average shares common shares outstanding	25,556	25,525	25,551	25,515
Dilutive effect of stock options and other share-based awards (1)	69	105	71	109
Diluted weighted average shares common shares outstanding	25,625	25,630	25,622	25,624

Earnings per share:
Basic	$0.59	$0.68	$1.16	$1.27
Diluted	$0.59	$0.68	$1.16	$1.26

(1)	Dilutive potential common shares consist of stock options, restricted stock units and performance units.

At December 31, 2024 and 2023, total share-based awards of 43,232 and 30,063, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

At December 31, 2024 and 2023, the number of performance units excluded from the calculation of diluted EPS were 213,717 and 165,176, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2024	June 30, 2024
Accumulated foreign currency translation adjustments	$(8,066)	$(5,085)
Accumulated unrealized gains on investments, net of tax	1,563	896
	$(6,503)	$(4,189)

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	2024	2023
Beginning balance at July 1	$(4,189)	$(2,785)
Other comprehensive (loss) income, net of tax	(2,347)	1,708
Less AOCI attributable to noncontrolling interests	33	14
Ending balance at December 31	$(6,503)	$(1,063)

(16)	Share-Based Compensation

We recognized total share-based compensation expense of $0.8 million and $0.7 million during the six months ended December 31, 2024 and 2023, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. At December 31, 2024, $2.6 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 2.0 years. There was no share-based compensation capitalized during the six months ended December 31, 2024 and 2023.

At December 31, 2024, there were 1,142,853 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock and stock units. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options; however, no SARs have been issued to date. All share-based awards are approved by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the six months ended December 31, 2024 and 2023.

Non-Employee Stock Option Grants. The Plan also provides for the grant of share-based awards to non-employee directors of the Company. During the first six months of fiscal 2025, we granted 16,650 stock options at an exercise price of $30.03 to our non-employee directors. In the prior year period, we granted 14,330 stock options at an exercise price of $34.89. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on the Company’s Board of Directors. All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board of Directors. At December 31, 2024, $0.2 million of total unrecognized compensation expense related to unvested non-employee stock options is expected to be recognized over a weighted average remaining period of 2.0 years.

A total of 116,411 stock options were outstanding at December 31, 2024, with a weighted average exercise price of $25.73 and a weighted average grant date fair value of $6.64.

Restricted Stock Unit Activity

During the first six months of fiscal 2025, we granted 23,399 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $24.04. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in three equal annual installments on the anniversary of the date of grant. In the prior year period, we granted 17,232 RSUs with a weighted average grant date fair value of $28.58 and vest in three equal annual installments on the anniversary date of the grant.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During the first six months of fiscal 2025, 20,282 RSUs vested and 3,162 were forfeited, leaving 46,263 RSUs unvested and outstanding at December 31, 2024, with a weighted average grant date fair value of $24.02. At December 31, 2024, $0.9 million of total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted average remaining period of 1.9 years.

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

During the first six months of fiscal 2025, we granted 92,669 PSUs with a weighted average grant date fair value of $23.06 compared with 73,095 PSUs at a weighted average grant date fair value of $27.58 in the prior year. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model.

During the first six months of fiscal 2025, 68,250 PSUs vested and 5,237 were forfeited, leaving 385,023 PSUs unvested and outstanding at December 31, 2024, with a weighted average grant date fair value of $23.34. Unrecognized compensation expense at December 31, 2024, related to PSUs, was $1.5 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 2.1 years.

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

Retail Segment. The retail segment sells home furnishings and accents to clients through our 141 Company-operated design centers. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of retail home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Segment information is provided below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales
Wholesale segment	$86,811	$90,627	$172,867	$190,057
Less: intersegment sales	(63,830)	(62,548)	(128,302)	(131,687)
Wholesale sales to external customers	22,981	28,079	44,565	58,370
Retail segment	134,279	139,197	267,032	272,798
Consolidated total	$157,260	$167,276	$311,597	$331,168

Income before income taxes
Wholesale segment	$9,637	$10,823	$21,492	$25,194
Retail segment	6,654	6,962	14,141	12,124
Elimination of intercompany profit (a)	1,866	3,903	89	2,721
Operating income	18,157	21,688	35,722	40,039
Interest and other income, net	2,029	1,719	4,227	3,504
Interest and other financing costs	63	52	123	113
Consolidated total	$20,123	$23,355	$39,826	$43,430

Depreciation and amortization
Wholesale segment	$1,555	$1,627	$3,065	$3,229
Retail segment	2,427	2,433	4,789	4,778
Consolidated total	$3,982	$4,060	$7,854	$8,007

Capital expenditures
Wholesale segment	$2,047	$834	$4,842	$2,290
Retail segment	1,735	710	2,529	2,951
Consolidated total	$3,782	$1,544	$7,371	$5,241

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

(in thousands)	December 31,	June 30,
Total Assets	2024	2024
Wholesale segment	$376,464	$379,693
Retail segment	382,890	392,243
Inventory profit elimination (a)	(26,781)	(27,019)
Consolidated total	$732,573	$744,917

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(18)	Commitments and Contingencies

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

Material Cash Requirements from Contractual Obligations. As disclosed in our 2024 Annual Report on Form 10-K, we had total contractual obligations of $197.9 million, including $151.3 million related to our operating lease commitments and $30.7 million of open purchase orders at June 30, 2024. Except for $17.3 million in operating lease payments made to our landlords and $10.1 million of operating lease assets obtained in exchange for $10.1 million of operating lease liabilities during the first half of fiscal 2025, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2024 Annual Report on Form 10-K.

Legal Matters. We are routinely party to various legal proceedings in the ordinary course of business, including investigations or as a defendant in litigation. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at December 31, 2024, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At December 31, 2024, the Company operates 141 retail design centers, 137 located in the U.S. and 4 in Canada. We also have 46 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe. We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since 1932. At December 31, 2024, we own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras. We also partner with suppliers located in the U.S., Europe and Asia to produce and import various products that support our business.

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

Talent. At December 31, 2024, our employee count totaled 3,318, with 2,330 in our wholesale segment and 988 in our retail segment. We continue to invest in technology, which helped further streamline and automate processes. By leveraging technology and identifying workflow efficiencies, we have reduced our headcount by 6.9% in the last 12 months and by 27.0% since 2019.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Fiscal 2025 Second Quarter in Review (1). In December 2024, we held our 2024 International Convention live at our headquarters and livestreamed across the world. With the theme of Focused on the Future, the program honored Ethan Allen’s 92-year history, reviewed current and future initiatives in manufacturing, logistics, technology, marketing and retail, and celebrated interior designers both for achievement in written sales and design excellence. Our annual convention is an important, decades-long tradition that gives associates the opportunity to reconnect with colleagues from all over the world while hearing about the progress the Company has made over the past year. We take pride in sharing this special event with all associates in attendance, both watching and participating each year.

Our fiscal 2025 second quarter was highlighted by strong demand, margins and operating cash flow despite lower sales and operating in a period marked with political and economic uncertainty. We ended the quarter with cash, cash equivalents and investments of $184.2 million and no outstanding debt. Continuing our history of returning capital to shareholders, we paid a regular quarterly cash dividend of $10.0 million or $0.39 per share. Cash provided by operating activities was $11.6 million compared with $13.6 million a year ago. Consolidated net sales declined 6.0% to $157.3 million primarily due to a decrease in delivered unit volume, lower starting backlog, fewer contract sales and reduced designer floor sample sales, which was partially offset by higher average retail ticket price and lower returns. Wholesale and Retail written order growth of 14.3% and 15.8%, respectively, reflected significant improvements over the prior year and helped grow our wholesale backlog by 5.0% to $57.7 million at December 31, 2024. We maintained a strong consolidated gross margin of 60.3% due to lower raw material costs, reduced headcount, a price increase and a favorable sales mix partially offset by elevated freight and financing costs. Our double-digit operating margin of 11.5% reflected our ability to tightly manage expenses. Diluted EPS was $0.59 compared with $0.68 a year ago. We ended the quarter with 187 Ethan Allen retail design centers, including 141 Company-operated and 46 independently owned and operated locations.

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data):

	Three months ended December 31,						Six months ended December 31,
	2024	% of Sales	2023	% of Sales	% Chg		2024	% of Sales	2023	% of Sales	% Chg
Net sales	$157.3		$167.3		(6.0%	)	$311.6		$331.2		(5.9%	)
Gross profit	$94.8	60.3%	$100.6	60.2%	(5.8%	)	$188.7	60.6%	$200.8	60.6%	(6.0%	)
Operating income	$18.2	11.5%	$21.7	13.0%	(16.3%	)	$35.7	11.5%	$40.0	12.1%	(10.8%	)
Adjusted operating income(1)	$18.2	11.5%	$21.5	12.8%	(15.3%	)	$36.0	11.5%	$41.3	12.5%	(12.9%	)
Net income	$15.0	9.5%	$17.4	10.4%	(13.8%	)	$29.7	9.5%	$32.4	9.8%	(8.1%	)
Adjusted net income(1)	$15.0	9.5%	$17.2	10.3%	(12.9%	)	$29.9	9.6%	$33.3	10.1%	(10.2%	)
Diluted EPS	$0.59		$0.68		(13.2%	)	$1.16		$1.26		(7.9%	)
Adjusted diluted EPS(1)	$0.59		$0.67		(11.9%	)	$1.17		$1.30		(10.0%	)
Cash flow from operating activities	$11.6		$13.6		(14.5%	)	$26.7		$30.3		(11.9%	)
Wholesale written orders					14.3%						3.0%
Retail written orders					15.8%						3.6%

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Design center activity and geographic distribution of our retail network are as follows:

	Fiscal 2025			Fiscal 2024
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	45	142	187	48	139	187
New locations	2	2	4	-	3	3
Closures	(1)	(3)	(4)	(1)	(1)	(2)
Balance at December 31	46	141	187	47	141	188
Relocations (in new and closures)	-	2	2	-	1	1

Retail Design Center geographic locations:
United States	31	137	168	32	137	169
Canada	-	4	4	-	4	4
Europe	1	-	1	1	-	1
Middle East and Asia	14	-	14	14	-	14
Total	46	141	187	47	141	188

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three and six months ended December 31, 2024 and 2023, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended				Six months ended
	December 31,				December 31,
	2024	2023	% Change		2024	2023	% Change
Consolidated net sales	$157,260	$167,276	(6.0%	)	$311,597	$331,168	(5.9%	)
Wholesale net sales	$86,811	$90,627	(4.2%	)	$172,867	$190,057	(9.0%	)
Retail net sales	$134,279	$139,197	(3.5%	)	$267,032	$272,798	(2.1%	)
Consolidated gross profit	$94,837	$100,636	(5.8%	)	$188,706	$200,777	(6.0%	)
Consolidated gross margin	60.3%	60.2%			60.6%	60.6%

Net Sales

Consolidated net sales decreased $10.0 million or 6.0% and $19.6 million or 5.9% for the three and six months ended December 31, 2024, respectively, compared with the same prior year periods. The decrease during the second quarter was driven by a decline in delivered unit volume, lower starting backlog, fewer contract sales and reduced designer floor sample sales partially offset by higher average retail ticket price and lower returns. The first six months of fiscal 2025 were impacted by reduced production from lower demand levels and less design center traffic, which sequentially improved in the back half of the second quarter, combined with fewer contract sales and a decline in delivered unit volume from lower backlog at the beginning of the year.

Wholesale net sales decreased $3.8 million or 4.2% and $17.2 million or 9.0% for the three and six months ended December 31, 2024, respectively, compared with the same prior year periods. The decrease during the second quarter was driven by lower contract sales and sales to our independent dealers partially offset by an increase in intersegment sales to our Company-operated design centers and an increase in price per unit shipped. The first six months of fiscal 2025 were impacted by the decrease in contract sales, including the temporary disruption caused by Hurricane Helene in September 2024 to our North Carolina distribution center, which led to lower shipments to the U.S. government General Services Administration (“GSA”). The combination of a slowdown in U.S. government spending, global unrest and the national election resulted in lower incoming GSA orders, which led to lower available backlog and fewer contract sales during the three and six months ended December 31, 2024. Restoration efforts completed during the just completed second quarter have helped our North Carolina distribution center to resume normal shipping and receiving capacity, which we believe will help reduce our backlog and improve contract sales.

Wholesale written orders, which represent orders booked through all of our channels, were up 14.3% and 3.0% for the three and six months ended December 31, 2024, respectively, compared to the same prior year periods. Orders from our intersegment Company-operated design centers and orders from our independent U.S. retail network increased while our contract orders and orders from our international retailers were down year over year. International sales represented 1.4% of total wholesale net sales during the second quarter of fiscal 2025 compared to 2.0% in the prior year quarter. For the first half of fiscal 2025, international sales were 1.6% of total wholesale net sales compared to 1.9% a year ago.

Wholesale backlog was $57.7 million at December 31, 2024, up 5.0% from a year ago and $4.1 million higher than at June 30, 2024 due to the 3.0% increase in written orders during the first half of fiscal 2025. During the three months ended December 31, 2024, our wholesale backlog declined by $6.3 million primarily due to timing of incoming GSA orders, which are at their highest in our fiscal first quarter and at their lowest every fiscal second quarter based on the U.S. government’s fiscal year-end. The number of weeks of wholesale backlog at December 31, 2024 was comparable to last year.

Retail net sales decreased $4.9 million or 3.5% and $5.8 million or 2.1% for the three and six months ended December 31, 2024, respectively, compared with the same prior year periods. The decrease during the second quarter is being driven by lower delivered unit volumes from a lower available backlog at the start of the quarter, decreased designer floor sample sales and lower premier home delivery revenue partially offset by a higher average ticket price and fewer sales returns. The first six months of fiscal 2025 were impacted by reduced production from lower demand and less design center traffic combined with a lower available backlog at the beginning of the year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail written orders for the three and six months ended December 31, 2024 increased 15.8% and 3.6%, respectively, compared to the same prior year periods due to increased promotional activity including higher discounts and stronger financing programs, a more engaged customer, higher e-commerce business and increased designer home calls combined with elevated interest in the home post the U.S. elections held in November. We believe the strong value proposition of our current assortment along with the addition of several new products being introduced complement the wide array of custom home furnishings Ethan Allen has to offer.

There were 141 Company-operated design centers at both December 31, 2024 and 2023. During the just completed second quarter we relocated a design center in Watchung, NJ and have plans to open a new design center in Middleton, WI in January 2025.

Gross Profit and Margin

Consolidated gross profit decreased $5.8 million or 5.8% and $12.1 million or 6.0% for the three and six months ended December 31, 2024, respectively, compared with the same prior year periods. The decrease during the second quarter was driven by a decline in sales, elevated inbound freight and higher financing costs from increased usage of our platinum card. These decreases were partially offset by a change in the sales mix with a higher percentage of our total sales coming from the retail segment, lower raw material and fuel input costs, fewer designer floor sample sales that carry a lower average margin and an increase in average ticket price. Wholesale gross profit for the quarter decreased 6.5% due to the 4.2% decline in sales and an 80 basis point reduction in gross margin. Retail gross profit decreased 2.7% due to the 3.5% decrease in net sales partially offset by a 40 basis point improvement in gross margin. The first six months of fiscal 2025 saw consolidated gross profit decline by 6.0% due to the 5.9% decline in consolidated net sales and higher financing costs partially offset by a favorable sales mix, lower manufacturing input costs, an increase in average ticket price, lower designer floor sample sales and the ability to leverage investments in technology to reduce headcount.

Consolidated gross margin was 60.3% and 60.6% for the three and six months ended December 31, 2024. We increased our fiscal 2025 second quarter consolidated gross margin by 10 basis points over the prior year period due to a favorable sales mix, selective price increases, reduced headcount, lower manufacturing input costs, fewer designer floor sample sales and a higher retail average ticket price partially offset by deleveraging from lower delivered sales and higher inbound freight and financing costs. Our sales mix, which represents the percentage of retail sales compared to total consolidated sales, increased to 85.4% in the current year second quarter, up from 83.2% in the prior year, which positively impacted our consolidated gross margin. Wholesale gross margin for the second quarter was down 80 basis points over the prior year period due to reduced manufacturing volumes, which led to increased variances, and lower contract sales partially offset by reduced headcount and lower raw material and fuel input costs. Retail gross margin improved 40 basis points compared with the prior year period due to a higher average ticket price, a change in product mix and a decline in sales of designer floor samples partially offset by higher financing costs. For the first six months of fiscal 2025 we maintained a strong consolidated gross margin of 60.6%, the same as a year ago, despite lower sales volumes driven mostly by lower input costs, reduced headcount, a favorable sales mix, selective price increases, a higher average ticket price and a decline in sales of designer floor samples partially offset by higher financing costs.

SG&A Expenses and Operating Income

(in thousands)	Three months ended				Six months ended
	December 31,				December 31,
	2024	2023	% Change		2024	2023	% Change
SG&A expenses	$76,674	$79,183	(3.2%	)	$152,746	$159,481	(4.2%	)
Restructuring and other charges, net of gains	$6	$(235)	(102.6%	)	$238	$1,257	(81.1%	)
Consolidated operating income	$18,157	$21,688	(16.3%	)	$35,722	$40,039	(10.8%	)
Consolidated GAAP operating margin	11.5%	13.0%			11.5%	12.1%
Consolidated adjusted operating margin	11.5%	12.8%			11.5%	12.5%
Wholesale operating income	$9,637	$10,823	(11.0%	)	$21,492	$25,194	(14.7%	)
Retail operating income	$6,654	$6,962	(4.4%	)	$14,141	$12,124	16.6%

SG&A expenses decreased $2.5 million or 3.2% for the three months ended December 31, 2024 compared with the same prior year period due to lower selling expenses from lower delivered net sales and a reduction in general and administrative costs. When expressed as a percentage of sales, SG&A expenses for the quarter were 48.8%, an uptick from 47.3% in the prior year second quarter primarily due to fixed cost deleveraging from lower delivered sales. SG&A expenses were down 3.2% while consolidated net sales decreased at the faster rate of 6.0%, which led to the decrease in our operating leverage.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated selling expenses were down 5.5% during the second quarter of fiscal 2025. Wholesale selling expenses, which includes our logistics operation, decreased 4.2% primarily from a lower volume of units shipped and fewer outgoing distribution expenses including lower fuel costs and headcount partially offset by increased advertising, 3D and web-technology spend. Retail selling expenses were down 5.9% during the second quarter of fiscal 2025 due to reduced delivery costs from lower delivered revenue, less headcount and lower designer variable compensation. Our consolidated advertising expenses during the second quarter of fiscal 2025 increased by 14.9% compared to the prior year due to increased direct mail and digital media campaigns and represented 2.5% of net sales, up from 2.0% a year ago. Consolidated general and administrative expenses in the second quarter were consistent with a year ago as increases in annual incentive compensation, occupancy costs and higher corporate technology support services were offset by lower employee benefit costs, including group insurance and workers compensation expense, and prior year costs associated with the design center projection refreshes.

SG&A expenses for the six months ended December 31, 2024 decreased $6.7 million or 4.2% due to lower selling expenses from reduced sales. Consolidated selling expenses were down 6.7% while general and administrative costs decreased 0.8%. When expressed as a percentage of sales, SG&A expenses were 49.0% compared to 48.2% in the prior year period, an increase of 80 basis points driven by lower sales volume relative to fixed costs. SG&A expenses were down 4.2% while consolidated net sales decreased at a rate of 5.9%. Wholesale selling expenses in the first half of fiscal 2025 decreased 11.3% primarily from a lower volume of units shipped and fewer outgoing distribution expenses partially offset by higher advertising costs. Retail selling expenses were down 5.2% during the first half of fiscal 2025 due to reduced delivery costs from lower delivered revenue, less headcount and lower designer variable compensation. Consolidated general and administrative expenses decreased 0.8% for the six months ended December 31, 2024 primarily due to lower employee benefit costs and elevated prior year design center refresh costs.

Compared to a year ago, our consolidated headcount is down 6.9% (including 189 wholesale employees and 57 retail employees) at December 31, 2024, as we continue to identify operational efficiencies and leverage the use of technology to streamline workflows throughout our vertically integrated enterprise.

Restructuring and other charges, net of gains

Restructuring and other charges, net of gains for the second quarter of fiscal 2025 was less than $0.1 million. The prior year second quarter included a gain of $0.7 million from the amortization of a deferred liability generated from the sale-leaseback transaction completed on August 1, 2022, partially offset by $0.3 million of additional repairs and maintenance costs incurred in relation to the July 2023 Vermont flood and $0.2 million of severance.

For the six months ended December 31, 2024, we recorded $0.2 million in restructuring charges for severance and losses incurred from the impact of Hurricane Helene during September 2024. The prior year to date charge of $1.3 million related to $2.3 million in net losses from the Vermont flood partially offset by a $1.3 million gain from the amortization of the deferred liability generated from the sale-leaseback transaction.

Consolidated Operating Income

Consolidated operating income of $18.2 million and $35.7 million decreased by $3.5 million or 16.3% and $4.3 million or 10.8% for the three and six months ended December 31, 2024, respectively, compared to the same prior year periods. As a percentage of net sales, consolidated operating income for the second quarter of fiscal 2025 was 11.5%, compared to 13.0% in the prior year quarter. Adjusted operating income, which excludes restructuring and other charges, net of gains, for the second quarter of fiscal 2025 was $18.2 million, or 11.5% of net sales compared with $21.5 million, or 12.8% of net sales in the prior year quarter. For the first six months of fiscal 2025 adjusted operating income was $36.0 million, or 11.5% of net sales compared with $41.3 million, or 12.5% of net sales in the prior year period. The decreases in operating income for the three and six month periods were primarily driven by lower consolidated net sales partially offset by lower SG&A expenses and gross margin preservation. We remain focused on a disciplined approach to cost savings and expense control in a declining net sales environment, which helped mitigate the impact of reduced consolidated net sales.

Wholesale operating income was $9.6 million and $21.5 million for the three and six months ended December 31, 2024, respectively, compared with $10.8 million and $25.2 million for the same prior year periods. As a percentage of net sales, wholesale operating income for the second quarter of fiscal 2025 was 11.1%, compared to 11.9% in the prior year quarter. Adjusted wholesale operating income, which excludes restructuring and other charges, net of gains, for the second quarter of fiscal 2025 was $9.6 million or 11.1% of net sales compared with $11.1 million or 12.3% of net sales in the prior year quarter. For the first six months of fiscal 2025 wholesale operating income was $21.5 million, or 12.4% of net sales compared with $25.2 million, or 13.3% of net sales in the prior year period. The decreases in wholesale operating income for the three and six month periods were driven by the decline in wholesale net sales and gross margin reductions partially offset by decreases in wholesale SG&A expenses.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail operating income was $6.7 million and $14.1 million for the three and six months ended December 31, 2024, respectively, compared with $7.0 million and $12.1 million for the same prior year periods. As a percentage of net sales, retail operating income for the second quarter of fiscal 2025 was 5.0%, the same as the prior year quarter. Adjusted retail operating income, which excludes restructuring and other charges, net of gains, for the second quarter of fiscal 2025 was $6.7 million or 5.0% of net sales compared with $6.4 million or 4.6% of net sales in the prior year quarter. The increase in adjusted retail operating income was driven by the 40 basis point gross margin improvement and 3.4% decrease in retail SG&A expenses. For the first six months of fiscal 2025 retail operating income was $14.1 million, or 5.3% of net sales compared with $12.1 million, or 4.4% of net sales in the prior year period. The increase in retail operating income during the first half of fiscal 2025 was driven primarily by gross margin improvement and the decline in retail SG&A expenses partially offset by a decline in retail net sales.

Income Taxes, Net Income and Diluted EPS

(in thousands)	Three months ended			Six months ended
	December 31,			December 31,
	2024	2023	% Change	2024	2023	% Change
Income tax expense	$5,119	$5,944	(13.9%)	$10,103	$11,080	(8.8%)
Effective tax rate	25.4%	25.5%		25.4%	25.5%
Net income	$15,004	$17,411	(13.8%)	$29,723	$32,350	(8.1%)
Adjusted Net income	$15,008	$17,235	(12.9%)	$29,900	$33,289	(10.2%)
Diluted EPS	$0.59	$0.68	(13.2%)	$1.16	$1.26	(7.9%)
Adjusted Diluted EPS	$0.59	$0.67	(11.9%)	$1.17	$1.30	(10.0%)

Income Tax Expense

Income tax expense was $5.1 million and $10.1 million for the three and six months ended December 31, 2024, respectively, compared with $5.9 million and $11.1 million in same prior year periods, due to the decrease in income before income taxes and a slightly lower consolidated effective tax.

Net Income

Net income was $15.0 million and $29.7 million for the three and six months ended December 31, 2024, respectively, compared with $17.4 million and $32.4 million in the same prior year periods, down 13.8% and 8.1% from the same prior year periods. Adjusted net income, which removes the after-tax impact of restructuring and other charges, net of gains was $15.0 million and $29.9 million for the three and six months ended December 31, 2024, respectively, down 12.9% and 10.2% from the same prior year periods. The declines in net income for the three and six month periods were driven by the decrease in consolidated net sales partially offset by lower SG&A expenses and gross margin preservation.

Diluted EPS

Diluted EPS was $0.59 and $1.16 for the three and six months ended December 31, 2024, respectively, compared to $0.68 and $1.26 in the same prior year periods. Adjusted diluted EPS was $0.59 and $1.17 for the three and six months ended December 31, 2024, respectively, compared to $0.67 and $1.30 in the same prior year periods. The decrease in diluted EPS was due to lower consolidated net sales partially offset by lower SG&A expenses and gross margin preservation.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following tables below show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures:

(in thousands, except per share amounts)	Three months ended				Six months ended
	December 31,				December 31,
	2024	2023	% Change		2024	2023	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$18,157	$21,688	(16.3%	)	$35,722	$40,039	(10.8%	)
Adjustments (pre-tax) *	6	(235)			238	1,257
Adjusted operating income *	$18,163	$21,453	(15.3%	)	$35,960	$41,296	(12.9%	)

Consolidated Net sales	$157,260	$167,276	(6.0%	)	$311,597	$331,168	(5.9%	)
GAAP Operating margin	11.5%	13.0%			11.5%	12.1%
Adjusted operating margin *	11.5%	12.8%			11.5%	12.5%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$15,004	$17,411	(13.8%	)	$29,723	$32,350	(8.1%	)
Adjustments, net of tax *	4	(176)			177	939
Adjusted net income	$15,008	$17,235	(12.9%	)	$29,900	$33,289	(10.2%	)
Diluted weighted average common shares	25,625	25,630			25,622	25,624
GAAP Diluted EPS	$0.59	$0.68	(13.2%	)	$1.16	$1.26	(7.9%	)
Adjusted diluted EPS *	$0.59	$0.67	(11.9%	)	$1.17	$1.30	(10.0%	)

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$9,637	$10,823	(11.0%	)	$21,492	$25,194	(14.7%	)
Adjustments (pre-tax) *	(22)	312			356	2,465
Adjusted wholesale operating income *	$9,615	$11,135	(13.7%	)	$21,848	$27,659	(21.0%	)

Wholesale net sales	$86,811	$90,627	(4.2%	)	$172,867	$190,057	(9.0%	)
Wholesale GAAP operating margin	11.1%	11.9%			12.4%	13.3%
Adjusted wholesale operating margin *	11.1%	12.3%			12.6%	14.6%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$6,654	$6,962	(4.4%	)	$14,141	$12,124	16.6%
Adjustments (pre-tax) *	28	(547)			(118)	(1,208)
Adjusted retail operating income *	$6,682	$6,415	4.2%		$14,023	$10,916	28.5%

Retail net sales	$134,279	$139,197	(3.5%	)	$267,032	$272,798	(2.1%	)
Retail GAAP operating margin	5.0%	5.0%			5.3%	4.4%
Adjusted retail operating margin *	5.0%	4.6%			5.3%	4.0%

* Adjustments to reported GAAP financial measures including operating income and margin, net income and diluted EPS have been adjusted by the following:

	Three months ended		Six months ended
(in thousands)	December 31,		December 31,
	2024	2023	2024	2023
Hurricane Helene (wholesale)	$(269)	$-	$66	$-
Orleans, Vermont flood (wholesale)	-	250	21	2,346
Gain on sale-leaseback transaction (retail)	-	(655)	(218)	(1,310)
Severance and other charges (wholesale)	247	63	269	120
Severance and other charges (retail)	28	107	100	101
Adjustments to operating income	$6	$(235)	$238	$1,257
Related income tax effects on non-recurring items(1)	(2)	59	(61)	(318)
Adjustments to net income	$4	$(176)	$177	$939

(1)	Calculated using the marginal tax rate for each period presented.

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

Our available liquidity is summarized below:

	December 31,	June 30,
(in thousands)	2024	2024

Cash and cash equivalents	$57,075	$69,710
Investments, short-term	82,049	91,319
Investments, long-term	45,092	34,772
Availability under existing credit facility	120,952	120,952
Total Available Liquidity	$305,168	$316,753

At December 31, 2024, we had working capital of $166.1 million compared with $179.0 million at June 30, 2024 and a current ratio of 2.1 at December 31, 2024, comparable to 2.2 at June 30, 2024 and 2.3 a year ago. Our non-U.S. subsidiaries held $3.5 million in cash and cash equivalents at December 31, 2024, which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At December 31, 2024, we held cash and cash equivalents of $57.1 million compared with $69.7 million at June 30, 2024. Cash and cash equivalents aggregated to 7.8% of our total assets at December 31, 2024 compared with 9.4% at June 30, 2024. In addition to cash and cash equivalents, we had aggregated investments of $127.1 million at December 31, 2024 compared with $126.1 million at June 30, 2024. Our investments are U.S. Treasury bills and notes, which we expect will further enhance our returns on excess cash. Our short-term U.S. Treasury bills totaled $82.0 million with maturities of less than one year while our long-term U.S. Treasury notes totaled $45.1 million with maturities ranging between one and two years. We believe our cash, cash equivalents and investments are available to meet short-term liquidity needs.

Our cash and cash equivalents decreased $12.6 million or 18.1% during the first six months of fiscal 2025 due to $30.1 million in cash dividends paid, capital expenditures of $7.4 million and $2.2 million in taxes paid related to net share settlement of equity awards partially offset by net cash provided by operating activities of $26.7 million.

The following table illustrates the main components of our cash flows:

	Six months ended
(in millions)	December 31,
	2024	2023
Operating activities
Net income	$29.7	$32.4
Non-cash operating lease cost	16.3	15.8
Restructuring and other charges, net of gains	0.2	1.3
Payments on restructuring and other charges, net of proceeds	(0.4)	(1.2)
Depreciation and amortization and other non-cash items	8.6	8.7
Deferred income taxes	(0.7)	(0.3)
Change in operating assets and liabilities	(27.0)	(26.4)
Total provided by operating activities	$26.7	$30.3

Investing activities
Capital expenditures	$(7.4)	$(5.2)
Proceeds from sales of investments, net of purchases	1.1	0.8
Total used in investing activities	$(6.3)	$(4.4)

Financing activities
Dividend payments	$(30.1)	$(31.1)
Taxes paid related to net share settlement of equity awards	(2.2)	(2.1)
Proceeds from employee stock plans	-	0.3
Payments on financing leases	(0.2)	(0.3)
Total used in financing activities	$(32.5)	$(33.2)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by Operating Activities

Our cash provided by operating activities in fiscal 2025 was primarily attributable to net income, adjusted for non-cash items, partially offset by changes in working capital. We generated $26.7 million in cash from operating activities during the first six months of fiscal 2025 compared with $30.3 million in the prior year period. This decrease was primarily the result of changes in working capital coupled with lower net income. Changes in working capital reflect a smaller reduction of inventory relative to the prior year combined with timing of software and insurance renewal payments. Fiscal 2025 working capital was impacted by optimizing inventory levels to current demand conditions, lower available backlog to start the year, changes in operating lease assets and liabilities, and the timing of other payments and cash receipts. Restructuring payments during the first half of fiscal 2025 were $0.4 million compared to $1.2 million in the prior year period.

Cash Used in Investing Activities

Cash used in investing activities was $6.3 million during the first half of fiscal 2025 compared with of $4.4 million in the prior year. During fiscal 2025, we had $1.1 million of net sales of investments, which related to $36.3 million of U.S. treasuries that matured and were subsequently reinvested for $35.2 million. In the prior year, we had $0.8 million of net proceeds from the sale of investments, which related to $40.8 million of U.S. treasuries that matured during the year and the subsequent reinvestment of $40.0 million. Capital expenditures during the first half of fiscal 2025 were $7.4 million, up from $5.2 million in the prior year period as we further expanded our manufacturing facilities in Mexico, remodeled our hotel, invested in new manufacturing equipment and technology and built-out new or relocated retail design centers.

Cash Used in Financing Activities

Cash used in financing activities was $32.5 million in the current year, a decrease from $33.2 million in the prior year period due to the decrease in the special cash dividend paid, which went from $0.50 per share last year to $0.40 in the current year. This decrease was partially offset by an 8.3% increase in our regular quarterly dividend, which rose from $0.36 to $0.39 per share, effective May 2024. In addition, during the first half of fiscal 2025, a total of 70,495 shares valued at $2.2 million were repurchased from employees to satisfy their withholding tax obligations upon vesting of RSUs and PSUs. This compared to $2.1 million repurchased for similar withholding tax obligations in the prior year period.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At December 31, 2024 and June 30, 2024, we held $0.6 million and $0.5 million, respectively, of restricted cash related to our insurance captive.

Exchange Rate Changes

Due to changes in foreign currency exchange rates, namely the Mexican Peso and Canadian Dollar against the U.S. Dollar, our cash and cash equivalents decreased by $0.4 million during the first half of fiscal 2025 compared with an increase of $0.1 million in the prior year period. These changes had an immaterial impact on our cash balances held in Canada, Mexico and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. At December 31, 2024, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.0 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Letters of Credit. At December 31, 2024 and June 30, 2024, respectively, there were $4.0 million of standby letters of credit outstanding under the Facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first half of fiscal 2025 totaled $7.4 million compared with $5.2 million in the prior year period. Current year capital expenditures related primarily to the further expansion of our manufacturing facilities in Mexico, retail design center relocations and improvements, investments in technology, and remodeling costs associated with our hotel. During the first half of fiscal 2025, we further strengthened our vertically integrated enterprise through the purchase of certain property, plant and equipment for $1.6 million, which increased our manufacturing operations in Silao, Mexico. New and relocated state-of-the-art design centers in Watchung, NJ and Peoria, AZ, were opened during fiscal 2025 that showcase our unique style while combining complimentary interior design services with technology.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures.

Dividends. Our Board of Directors has sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during fiscal 2025 by paying a special dividend of $0.40 per share in addition to our regular quarterly dividends of $0.39 per share. During the first six months of fiscal 2025, we paid total cash dividends of $30.1 million. We have paid a special cash dividend each of the past five years and paid an annual cash dividend every year since 1996. Although we expect to continue to declare and pay quarterly cash dividends for the foreseeable future, the payment of future cash dividends is within the discretion of our Board of Directors and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants that set limitations on our ability to pay dividends.

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first half of fiscal 2025 or 2024. At December 31, 2024, we had a remaining authorization to repurchase 2,007,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations.

Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, the rate of written orders and net sales, levels of customer deposits on hand, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. At June 30, 2024, we had total contractual obligations of $197.9 million, including $151.3 million related to operating lease commitments and $30.7 million of open purchase orders. Except for $17.3 million in operating lease payments made to our landlords and $10.1 million of operating lease assets obtained in exchange for $10.1 million of operating lease liabilities during fiscal 2025, there were no other material changes in our contractual obligations as previously disclosed in our 2024 Annual Report on Form 10-K.

Other Arrangements

We do not utilize or employ any other arrangements in operating our business. As such, we do not maintain any retained or contingent interests, derivative instruments or variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

Significant Accounting Policies

We disclose our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2024 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first six months of fiscal 2025 from those disclosed in our 2024 Annual Report on Form 10-K.

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

We disclose our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2025 from those disclosed in our 2024 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. While we had no fixed or variable rate borrowings outstanding at December 31, 2024, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the Secured Overnight Financing Rate (“SOFR”). We believe that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

Cash, Cash Equivalents and Investments

The fair market value of our cash and cash equivalents at December 31, 2024 was $57.1 million while our investments (short and long-term) totaled $127.1 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. treasuries with maturities ranging up to two years and are reported at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve appropriate investment returns consistent with preserving principal and managing risk. Pursuant to our established investment policy guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged at December 31, 2024. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and investments will continue to be immaterially affected by fluctuations in interest rates.

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

A hypothetical 10% weaker U.S. dollar against all foreign currencies at December 31, 2024 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and have no intention of doing so in the foreseeable future.

Duties and Tariffs Market Risk

We are exposed to market risk with respect to duties currently assessed on raw materials, component parts and finished goods we import into the U.S. Additionally, we are exposed to duties on our finished goods that we export from our plants located in the U.S., Mexico and Honduras to other countries. The U.S. President has discussed implementing a 10-20% tariff on U.S. imports, a 25% tariff on imports from Mexico and Canada, and increasing the tariff on Chinese products to at least 60%. Whether and to what extent these tariffs will be imposed remains to be seen, but if tariffs are imposed or increased, raw materials and finished goods that we import may face higher prices, which could lead to reduced margins or increased prices that could cause decreased customer demand. As duties rise and potential new tariffs enacted, we determine whether a price increase to our customers to help offset these incremental costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

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

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. At December 31, 2024, there were 141 Company-operated retail design centers, of which 48 are owned and 93 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our consolidated balance sheets for leased design center locations and warehouse and distribution facilities. At December 31, 2024, the unamortized balance of such right-of-use assets totaled $110.6 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right-of-use asset in excess of its carrying value.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first six months of fiscal 2025 to the legal matters discussed in Part I, Item 3, Legal Proceedings, in our 2024 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes during the first six months of fiscal 2025 to the risk factors discussed in Part I, Item 1A, Risk Factors, in our 2024 Annual Report on Form 10-K.

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

We did not repurchase any shares of our outstanding common stock during the second quarter of fiscal 2025 under the existing share repurchase program. At December 31, 2024, we had a remaining authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Officers

None of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the three months ended December 31, 2024.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: January 29, 2025	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: January 29, 2025	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)