Form 10-Q
period 2025-03-31
ETHAN ALLEN INTERIORS INC
filed 2025-05-05
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 28, 2025, was 25,429,960.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q THIRD QUARTER OF FISCAL 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2025	June 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,731	$69,710
Investments, short-term	107,202	91,319
Accounts receivable, net	7,312	6,766
Inventories, net	150,384	142,040
Prepaid expenses and other current assets	30,763	22,848
Total current assets	361,392	332,683

Property, plant and equipment, net	211,008	215,258
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	108,383	114,242
Deferred income taxes	732	824
Investments, long-term	10,041	34,772
Other assets	2,056	2,010
TOTAL ASSETS	$738,740	$744,917

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$26,973	$27,400
Customer deposits	79,299	73,471
Accrued compensation and benefits	19,251	20,702
Current operating lease liabilities	27,794	27,387
Other current liabilities	4,469	4,736
Total current liabilities	157,786	153,696
Operating lease liabilities, long-term	95,064	100,897
Deferred income taxes	2,237	3,035
Other long-term liabilities	4,501	4,373
TOTAL LIABILITIES	259,588	262,001

Commitments and contingencies (see Note 18)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 49,638 and 49,550 shares issued; 25,430 and 25,412 shares outstanding at March 31, 2025 and June 30, 2024, respectively	496	495
Additional paid-in capital	389,197	388,104
Treasury stock, at cost: 24,208 and 24,138 shares at March 31, 2025 and June 30, 2024, respectively	(687,003)	(684,796)
Retained earnings	782,576	783,366
Accumulated other comprehensive loss	(6,024)	(4,189)
Total Ethan Allen Interiors Inc. shareholders' equity	479,242	482,980
Noncontrolling interests	(90)	(64)
TOTAL SHAREHOLDERS' EQUITY	479,152	482,916
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$738,740	$744,917

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales	$142,695	$146,421	$454,292	$477,589
Cost of sales	55,339	56,597	178,230	186,988
Gross profit	87,356	89,824	276,062	290,601

Selling, general and administrative expenses	76,253	75,253	228,999	234,734
Restructuring and other charges, net of gains	106	(754)	344	503
Operating income	10,997	15,325	46,719	55,364

Interest and other income, net	1,599	2,037	5,826	5,541
Interest and other financing costs	60	64	183	177
Income before income taxes	12,536	17,298	52,362	60,728
Income tax expense	2,931	4,345	13,034	15,425
Net income	$9,605	$12,953	$39,328	$45,303

Per share data
Basic earnings per common share
Net income per basic share	$0.38	$0.51	$1.54	$1.78
Basic weighted average common shares	25,556	25,531	25,553	25,520
Diluted earnings per common share
Net income per diluted share	$0.37	$0.50	$1.53	$1.77
Diluted weighted average common shares	25,629	25,650	25,624	25,632

Comprehensive income
Net income	$9,605	$12,953	$39,328	$45,303
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	366	544	(2,615)	628
Other	120	(358)	754	1,266
Other comprehensive income (loss), net of tax	486	186	(1,861)	1,894
Comprehensive income	$10,091	$13,139	$37,467	$47,197

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended
	March 31,
Cash Flows from Operating Activities	2025	2024
Net income	$39,328	$45,303
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,670	12,036
Share-based compensation expense	1,094	1,085
Non-cash operating lease cost	24,452	23,824
Deferred income taxes	(706)	(313)
Restructuring and other charges, net of gains	344	503
Payments on restructuring and other charges, net of proceeds	(598)	(921)
Loss on disposal of property, plant and equipment	50	31
Other	10	130
Changes in operating assets and liabilities:
Accounts receivable, net	(546)	3,586
Inventories, net	(8,375)	3,760
Prepaid expenses and other current assets	(7,987)	(3,744)
Customer deposits	5,828	2,761
Accounts payable and accrued expenses	(344)	(4,385)
Accrued compensation and benefits	(1,488)	(4,484)
Operating lease liabilities	(25,877)	(24,496)
Other assets and liabilities	24	(722)
Net cash provided by operating activities	36,879	53,954

Cash Flows from Investing Activities
Proceeds from sales of property, plant and equipment	-	22
Capital expenditures	(9,352)	(7,536)
Purchases of investments	(35,230)	(79,913)
Proceeds from sales of investments	46,827	77,346
Net cash provided by (used in) investing activities	2,245	(10,081)

Cash Flows from Financing Activities
Payment of cash dividends	(40,118)	(40,309)
Proceeds from employee stock plans	-	508
Taxes paid related to net share settlement of equity awards	(2,207)	(2,149)
Payments on financing leases	(262)	(350)
Net cash used in financing activities	(42,587)	(42,300)

Effect of exchange rate changes on cash and cash equivalents	(376)	76

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,839)	1,649
Cash, cash equivalents and restricted cash at beginning of period	70,216	62,622
Cash, cash equivalents and restricted cash at end of period	$66,377	$64,271

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2024	49,550	$495	$388,104	24,138	$(684,796)	$(4,189)	$783,366	$(64)	$482,916
Net income	-	-	-	-	-	-	14,719	-	14,719
Share-based compensation expense	-	-	375	-	-	-	-	-	375
Restricted stock vesting	88	1	(1)	70	(2,207)	-	-	-	(2,207)
Cash dividends declared and paid	-	-	-	-	-	-	(20,184)	-	(20,184)
Other comprehensive income (loss)	-	-	-	-	-	(958)	-	(10)	(968)
Balance at September 30, 2024	49,638	$496	$388,478	24,208	$(687,003)	$(5,147)	$777,901	$(74)	$474,651
Net income	-	-	-	-	-	-	15,004	-	15,004
Share-based compensation expense	-	-	410	-	-	-	-	-	410
Cash dividends declared and paid	-	-	-	-	-	-	(9,967)	-	(9,967)
Other comprehensive income (loss)	-	-	-	-	-	(1,356)	-	(23)	(1,379)
Balance at December 31, 2024	49,638	$496	$388,888	24,208	$(687,003)	$(6,503)	$782,938	$(97)	$478,719
Net income	-	-	-	-	-	-	9,605	-	9,605
Share-based compensation expense	-	-	309	-	-	-	-	-	309
Cash dividends declared and paid	-	-	-	-	-	-	(9,967)	-	(9,967)
Other comprehensive income (loss)	-	-	-	-	-	479	-	7	486
Balance at March 31, 2025	49,638	$496	$389,197	24,208	$(687,003)	$(6,024)	$782,576	$(90)	$479,152

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2023	49,426	$494	$386,146	24,070	$(682,646)	$(2,785)	$769,819	$(22)	$471,006
Net income	-	-	-	-	-	-	14,939	-	14,939
Common stock issued on share-based awards	12	-	313	-	-	-	-	-	313
Share-based compensation expense	-	-	357	-	-	-	-	-	357
Restricted stock vesting	97	1	-	66	(2,101)	-	-	-	(2,100)
Cash dividends declared and paid	-	-	-	-	-	-	(21,928)	-	(21,928)
Other comprehensive income (loss)	-	-	-	-	-	(25)	-	(6)	(31)
Balance at September 30, 2023	49,535	$495	$386,816	24,136	$(684,747)	$(2,810)	$762,830	$(28)	$462,556
Net income	-	-	-	-	-	-	17,411	-	17,411
Common stock issued on share-based awards	1	-	9	-	-	-	-	-	9
Share-based compensation expense	-	-	364	-	-	-	-	-	364
Cash dividends declared and paid	-	-	-	-	-	-	(9,189)	-	(9,189)
Other comprehensive income (loss)	-	-	-	-	-	1,747	-	(8)	1,739
Balance at December 31, 2023	49,536	$495	$387,189	24,136	$(684,747)	$(1,063)	$771,052	$(36)	$472,890
Net income	-	-	-	-	-	-	12,953	-	12,953
Common stock issued on share-based awards	7	-	186	-	-	-	-	-	186
Share-based compensation expense	-	-	364	-	-	-	-	-	364
Cash dividends declared and paid	-	-	-	-	-	-	(9,192)	-	(9,192)
Restricted stock vesting	7	-	-	2	(49)	-	-	-	(49)
Other comprehensive income (loss)	-	-	-	-	-	203	-	(17)	186
Balance at March 31, 2024	49,550	$495	$387,739	24,138	$(684,796)	$(860)	$774,813	$(53)	$477,338

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At March 31, 2025, there were 143 Company-operated retail design centers with 138 located in the U.S. and 5 in Canada. We also have 46 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe.

We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since we were founded in 1932. At March 31, 2025 we own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras.

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

The interim consolidated financial statements were prepared on a basis consistent with those reflected in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Annual Report on Form 10-K”) but do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). We derived the June 30, 2024 consolidated balance sheet from our audited financial statements included in our 2024 Annual Report on Form 10-K. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of results that may be expected for the entire fiscal year.

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

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At March 31, 2025 and June 30, 2024, we held $0.6 million and $0.5 million, respectively, of restricted cash related to our insurance captive.

We have evaluated subsequent events through the date of issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

No other new accounting pronouncements issued or effective as of March 31, 2025 have had or are expected to have a material impact on our consolidated financial statements or related disclosures.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At March 31, 2025 and June 30, 2024, these amounts were immaterial.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Allowance for Credit Losses. Accounts receivable arise from the sale of products on trade credit terms and presented net of our allowances for credit losses. We maintain an allowance for estimated credit losses resulting from the inability of our customers to make required payments. The allowance is based on a review of specifically identified accounts in addition to an overall aging analysis. At March 31, 2025 and June 30, 2024, the allowance for credit losses was immaterial.

Commissions. We capitalize commission fees paid to our employees as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). At March 31, 2025, we had prepaid commissions of $12.1 million, which we expect to recognize to selling expense within the next 12 months as SG&A expenses within our consolidated statements of comprehensive income. Prepaid commissions totaled $11.5 million at June 30, 2024.

Customer Deposits. We collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. At March 31, 2025, we had customer deposits of $79.3 million. At June 30, 2024, we had customer deposits of $73.5 million, of which we recognized $70.9 million of revenue related to our contract liabilities during the nine months ended March 31, 2025. Revenue recognized during the nine months ended March 31, 2024, which was previously included in Customer deposits as of June 30, 2023, was $74.7 million. Revenue recognized during the three months ended March 31, 2025, which was previously included in Customer deposits as of December 30, 2024, was $1.8 million, compared to $2.7 million of revenue recognized during the three months ended March 31, 2024. We expect that substantially all of the customer deposits at March 31, 2025 will be recognized as revenue within the next 12 months as the performance obligations are satisfied.

The following table disaggregates our net sales by product category by segment (in thousands):

	Three months ended March 31, 2025				Three months ended March 31, 2024
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$49,207	$54,116	$(35,676)	$67,647	$44,187	$54,407	$(31,692)	$66,902
Case goods(3)	32,962	32,097	(21,979)	43,080	31,542	35,494	(19,803)	47,233
Accents(4)	18,814	25,232	(16,262)	27,784	15,670	25,548	(14,525)	26,693
Other(5)	(1,993)	6,177	-	4,184	(1,574)	7,167	-	5,593
Total	$98,990	$117,622	$(73,917)	$142,695	$89,825	$122,616	$(66,020)	$146,421

	Nine months ended March 31, 2025				Nine months ended March 31, 2024
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$138,850	$183,037	$(101,110)	$220,777	$138,071	$186,519	$(98,853)	$225,737
Case goods(3)	86,812	100,775	(56,621)	130,966	91,060	103,308	(55,358)	139,010
Accents(4)	50,185	81,077	(44,488)	86,774	54,309	83,167	(43,496)	93,980
Other(5)	(3,990)	19,765	-	15,775	(3,558)	22,420	-	18,862
Total	$271,857	$384,654	$(202,219)	$454,292	$279,882	$395,414	$(197,707)	$477,589

(1)	The Eliminations column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At March 31, 2025 and June 30, 2024, we categorized our investments as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at March 31, 2025 or June 30, 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and June 30, 2024. There were no transfers between levels of fair value measurements during the periods presented.

		Fair Value Measurements at March 31, 2025
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$26,072	$-	$-	$26,072
U.S. Treasury bills (2)	Investments, short-term	-	107,202	-	107,202
U.S. Treasury notes (2)	Investments, long-term	-	10,041	-	10,041
Total		$26,072	$117,243	$-	$143,315

		Fair Value Measurements at June 30, 2024
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$33,487	$-	$-	$33,487
U.S. Treasury bills (2)	Investments, short-term	-	91,319	-	91,319
U.S. Treasury notes (2)	Investments, long-term	-	34,772	-	34,772
Total		$33,487	$126,091	$-	$159,578

(1)	Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

(2)	We have current and non-current debt securities (U.S. Treasury bills and notes) intended to enhance returns on our cash as well as to fund future obligations.

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

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings at March 31, 2025 and June 30, 2024. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

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

The Company's lease terms and discount rates are as follows:

	March 31,
	2025	2024
Weighted average remaining lease term (in years)
Operating leases	5.5	5.6
Financing leases	2.0	3.0
Weighted average discount rate
Operating leases	6.0%	5.8%
Financing leases	5.6%	5.5%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended March 31,		Nine months ended March 31,
	Statements of Comprehensive Income Location	2025	2024	2025	2024
Operating lease cost(1)	SG&A expenses	$8,164	$8,006	$24,452	$23,824
Financing lease cost
Depreciation of property	SG&A expenses	87	120	260	368
Interest on lease liabilities	Interest and other financing costs	11	11	37	19
Short-term lease cost(2)	SG&A expenses	41	2	204	61
Variable lease cost(3)	SG&A expenses	2,602	2,522	7,522	7,313
Less: Sublease income	SG&A expenses	(412)	(404)	(1,223)	(980)
Total lease expense		$10,493	$10,257	$31,252	$30,605

(1)	Lease expense for operating leases consists of both fixed and variable components. Expenses related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead expensed on a straight-line basis over the lease term.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table reconciles the undiscounted future minimum lease payments (by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on our consolidated balance sheets at March 31, 2025 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2025 (remaining three months)	$8,705	$100
2026	32,990	398
2027	26,698	325
2028	23,466	-
2029	18,840	-
Thereafter	34,225	-
Total undiscounted future minimum lease payments	144,924	823
Less: imputed interest	(22,066)	(44)
Total present value of lease obligations(1)	$122,858	$779

(1)	Excludes future commitments under short-term operating lease agreements of less than $0.1 million at March 31, 2025.

At March 31, 2025, we had two operating leases for retail design centers which have not yet commenced and are therefore not part of the tables above nor included in the lease ROU assets and liabilities. These leases will commence when we obtain possession of the underlying leased assets, which is expected within the next three months. These operating leases are for a period of five and ten years, respectively, and have aggregated undiscounted future lease payments of $2.7 million. At March 31, 2025, we did not have any financing leases that had not yet commenced.

Other supplemental information for our leases is as follows (in thousands):

	Nine months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25,877	$24,496
Operating cash flows from financing leases	$262	$350
Operating lease assets obtained in exchange for operating lease liabilities	$15,043	$16,942
Financing lease obligations obtained in exchange for new financing lease assets	$-	$825

(7)	Investments

We have investments in debt securities intended to enhance returns on our cash as well as to fund future obligations. Our short-term investments consist of U.S. Treasury bills, with maturities of less than one year, and total $107.2 million at March 31, 2025. Our long-term investments consist of U.S. Treasury notes, with maturities ranging between one and two years, and total $10.0 million at March 31, 2025. We had $46.8 million of U.S. Treasuries mature during the first nine months of fiscal 2025, which were subsequently reinvested for $35.2 million. All unrealized gains and losses are included in Accumulated other comprehensive loss within our consolidated balance sheets.

Our debt securities are presented below in accordance with their stated maturities:

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Due within one year	$105,008	$2,263	$(69)	$107,202
Due within one and two years	9,989	52	-	10,041
Total	$114,997	$2,315	$(69)	$117,243

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Due within one year	$89,997	$1,322	$-	$91,319
Due within one and two years	34,894	-	(122)	34,772
Total	$124,891	$1,322	$(122)	$126,091

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(8)	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value and are summarized as follows (in thousands):

	March 31,	June 30,
	2025	2024
Finished goods	$116,044	$107,835
Work in process	13,048	11,752
Raw materials	22,850	24,249
Inventory reserves	(1,558)	(1,796)
Inventories, net	$150,384	$142,040

(9)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	March 31,	June 30,
	2025	2024
Land and improvements	$77,825	$77,049
Building and improvements	365,640	365,380
Machinery and equipment	121,408	119,434
Property, plant and equipment, gross	564,873	561,863
Less: accumulated depreciation and amortization	(353,865)	(346,605)
Property, plant and equipment, net	$211,008	$215,258

We recorded depreciation and amortization expense of $3.8 million and $4.0 million, respectively, during the three months ended March 31, 2025 and 2024. Depreciation expense was $11.7 million and $12.0 million for the nine months ended March 31, 2025 and 2024, respectively.

(10)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At March 31, 2025 and June 30, 2024, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which is assigned to our wholesale reporting unit. Our wholesale reporting unit is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

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

(11)	Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Orleans, Vermont flood (1)	$52	$(103)	$73	$2,243
Gain on sale-leaseback transaction (2)	-	(656)	(218)	(1,966)
Severance and other charges	54	5	489	226
Total Restructuring and other charges, net of gains	$106	$(754)	$344	$503

(1)

In July 2023, our wood furniture manufacturing operations located in Orleans, Vermont sustained damage from flooding of the nearby Barton River. Total losses incurred during the first nine months of fiscal 2024 were $2.2 million, net of insurance recoveries and grant proceeds. An additional loss of $0.1 million was recorded during the first nine months of fiscal 2025 due to repairs completed on equipment that was previously damaged during the flood.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(2)

On August 1, 2022, we completed a sale-leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center which resulted in a deferred gain of $5.2 million to be amortized over the term of the operating lease agreement which expired on July 31, 2024.

Restructuring payments made by the Company during the nine months ended March 31, 2025 were $0.6 million, which were primarily for severance. The restructuring balance at March 31, 2025 was $0.2 million and is anticipated to be paid during the fourth quarter of fiscal 2025.

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

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.0 million at March 31, 2025 and June 30, 2024.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term Secured Overnight Financing Rate “SOFR” Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYRFB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility at March 31, 2025, June 30, 2024, or at any time during fiscal 2025 and 2024. Since we had no outstanding borrowings during fiscal 2025 and 2024, there was no related interest expense during these periods.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal 2025 or 2024, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At March 31, 2025 and June 30, 2024, we were in compliance with all the covenants under the Facility.

Letters of Credit. At March 31, 2025 and June 30, 2024, there was $4.0 million of standby letters of credit outstanding under the Facility, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(13)	Income Taxes

The Company's process for determining the provision for income taxes involves using an estimated annual effective tax rate which is based on forecasted annual income and statutory tax rates across the various jurisdictions in which we operate. We recorded a provision for income tax expense of $2.9 million and $13.0 million, respectively, for the three and nine months ended March 31, 2025 compared with $4.3 million and $15.4 million in the prior year comparable periods. Our consolidated effective tax rate was 23.4% and 24.9% for the three and nine months ended March 31, 2025 compared with 25.1% and 25.4% for the prior year comparable periods. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes partially offset by tax benefits from recent audit settlements.

We recognize interest and penalties related to income tax matters as a component of income tax expense. At March 31, 2025, we had $4.2 million of unrecognized tax benefits compared with $3.9 million at June 30, 2024. It is reasonably possible that various matters relating to $0.5 million of the total gross unrecognized tax benefits at March 31, 2025 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, $0.4 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

(14)	Earnings Per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share (“EPS”):

	Three months ended		Nine months ended
	March 31,		March 31,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator (basic and diluted):
Net income available to common shareholders	$9,605	$12,953	$39,328	$45,303
Denominator:
Basic weighted average shares common shares outstanding	25,556	25,531	25,553	25,520
Dilutive effect of stock options and other share-based awards (1)	73	119	71	112
Diluted weighted average shares common shares outstanding	25,629	25,650	25,624	25,632

Earnings per share:
Basic	$0.38	$0.51	$1.54	$1.78
Diluted	$0.37	$0.50	$1.53	$1.77

(1) Dilutive potential common shares consist of stock options, restricted stock units and performance units.

At March 31, 2025 and 2024, total share-based awards of 46,713 and 20,088, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

At March 31, 2025 and 2024, the number of performance units excluded from the calculation of diluted EPS were 213,717 and 165,176, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

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

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2025	June 30, 2024
Accumulated foreign currency translation adjustments	$(7,700)	$(5,085)
Accumulated unrealized gains on investments, net of tax	1,676	896
	$(6,024)	$(4,189)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	2025	2024
Beginning balance at July 1	$(4,189)	$(2,785)
Other comprehensive (loss) income, net of tax	(1,861)	1,894
Less AOCI attributable to noncontrolling interests	26	31
Ending balance at March 31	$(6,024)	$(860)

(16)	Share-Based Compensation

We recognized total share-based compensation expense of $1.1 million during the nine months ended March 31, 2025 and 2024. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. At March 31, 2025, $1.8 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 1.8 years. There was no share-based compensation capitalized during the nine months ended March 31, 2025 and 2024.

At March 31, 2025, there were 1,142,853 shares of common stock available for future issuance pursuant to the Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock options, restricted stock and stock units. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options; however, no SARs have been issued to date. All share-based awards are approved by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the nine months ended March 31, 2025 and 2024.

Non-Employee Stock Option Grants. The Plan also provides for the grant of share-based awards to non-employee directors of the Company. During the first nine months of fiscal 2025, we granted 16,650 stock options at an exercise price of $30.03 to our non-employee directors. In the prior year period, we granted 14,330 stock options at an exercise price of $34.89. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on the Company’s Board of Directors. All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board of Directors. At March 31, 2025, $0.2 million of total unrecognized compensation expense related to unvested non-employee stock options is expected to be recognized over a weighted average remaining period of 1.8 years.

A total of 116,411 stock options were outstanding at March 31, 2025, with a weighted average exercise price of $25.73 and a weighted average grant date fair value of $6.64.

Restricted Stock Unit Activity

During the first nine months of fiscal 2025, we granted 23,399 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $24.04. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in three equal annual installments on the anniversary of the date of grant. In the prior year period, we granted 17,232 RSUs with a weighted average grant date fair value of $28.58 which vest in three equal annual installments on the anniversary date of the grant.

During the first nine months of fiscal 2025, 20,282 RSUs vested and 3,162 were forfeited, leaving 46,263 RSUs unvested and outstanding at March 31, 2025, with a weighted average grant date fair value of $24.02. At March 31, 2025, $0.7 million of total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted average remaining period of 1.7 years.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During the first nine months of fiscal 2025, we granted 92,669 PSUs with a weighted average grant date fair value of $23.06 compared with 73,095 PSUs at a weighted average grant date fair value of $27.58 in the prior year. We estimate, as of the date of grant, the fair value of PSUs with a discounted cash flow model, using as model inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. The lack of marketability discount used is the present value of a future put option using the Chaffe model.

During the first nine months of fiscal 2025, 68,250 PSUs vested and 5,237 were forfeited, leaving 385,023 PSUs unvested and outstanding at March 31, 2025, with a weighted average grant date fair value of $23.34. Unrecognized compensation expense at March 31, 2025, related to PSUs, was $0.9 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 1.8 years.

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

Retail Segment. The retail segment sells home furnishings and accents to clients through our 143 Company-operated design centers. Retail revenue is generated upon the retail sale and delivery of our products to our retail customers through our network of retail home delivery centers. Retail profitability reflects (i) the retail gross margin, which represents the difference between the retail net sales price and the cost of goods, purchased from the wholesale segment, and (ii) other operating costs associated with retail segment activities.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Segment information is provided below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales
Wholesale segment	$98,990	$89,825	$271,857	$279,882
Less: intersegment sales	(73,917)	(66,020)	(202,219)	(197,707)
Wholesale sales to external customers	25,073	23,805	69,638	82,175
Retail segment	117,622	122,616	384,654	395,414
Consolidated total	$142,695	$146,421	$454,292	$477,589

Income before income taxes
Wholesale segment	$14,331	$11,243	$35,823	$36,437
Retail segment	659	2,275	14,800	14,399
Elimination of intercompany profit (a)	(3,993)	1,807	(3,904)	4,528
Operating income	10,997	15,325	46,719	55,364
Interest and other income, net	1,599	2,037	5,826	5,541
Interest and other financing costs	60	64	183	177
Consolidated total	$12,536	$17,298	$52,362	$60,728

Depreciation and amortization
Wholesale segment	$1,576	$1,590	$4,641	$4,819
Retail segment	2,240	2,439	7,029	7,217
Consolidated total	$3,816	$4,029	$11,670	$12,036

Capital expenditures
Wholesale segment	$684	$942	$5,526	$3,232
Retail segment	1,297	1,353	3,826	4,304
Consolidated total	$1,981	$2,295	$9,352	$7,536

(a)	Represents the change in wholesale profit contained in the retail segment inventory at the end of the period.

(in thousands)	March 31,	June 30,
Total Assets	2025	2024
Wholesale segment	$371,073	$379,693
Retail segment	398,816	392,243
Inventory profit elimination (a)	(31,149)	(27,019)
Consolidated total	$738,740	$744,917

(a)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(18)	Commitments and Contingencies

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

Material Cash Requirements from Contractual Obligations. As disclosed in our 2024 Annual Report on Form 10-K, we had total contractual obligations of $197.9 million, including $151.3 million related to our operating lease commitments and $30.7 million of open purchase orders at June 30, 2024. Except for $25.9 million in operating lease payments made to our landlords and $15.0 million of operating lease assets obtained in exchange for $15.0 million of operating lease liabilities during the first nine months of fiscal 2025, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2024 Annual Report on Form 10-K.

Legal Matters. We are routinely party to various legal proceedings in the ordinary course of business, including investigations or as a defendant in litigation. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at March 31, 2025, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to the following: declines in certain economic conditions, which impact consumer confidence and spending; financial or operational difficulties due to competition in the residential home furnishings industry; a significant shift in consumer preference toward purchasing products online; inability to maintain and enhance the Ethan Allen brand; failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner; inability to maintain current design center locations at current costs; failure to select and secure appropriate retail locations; disruptions in the supply chain and supply chain management; fluctuations in the price, availability and quality of raw materials and imported finished goods resulting in increased costs and production delays; competition from overseas manufacturers and domestic retailers; the number of manufacturing and distribution sites may increase exposure to business disruptions and could result in higher transportation costs; current and former manufacturing and retail operations and products are subject to increasingly stringent environmental, health and safety requirements; product recalls or product safety concerns; significant increased costs or potential liabilities as a result of environmental laws and regulations aimed at combating climate change; risk to reputation and stock price related to future disclosures on Environmental, Social and Governance matters; extensive reliance on information technology systems to process transactions, summarize results, and manage the business and that of certain independent retailers; disruptions in both primary and back-up systems; cyber-attacks and the failure to maintain adequate cyber-security systems and procedures; loss, corruption and misappropriation of data and information relating to customers; global and local economic uncertainty may materially adversely affect manufacturing operations or sources of merchandise and international operations; changes in U.S. trade and tax policies; reliance on certain key personnel, loss of key personnel or inability to hire additional qualified personnel; a shortage of qualified labor within our operations and our supply chain; potential future asset impairment charges resulting from changes to estimates or projections used to assess assets’ fair value, financial results that are lower than current estimates or determinations to close underperforming locations; access to consumer credit could be interrupted as a result of external conditions; risks associated with self-insurance related to health benefits; failure to protect the Company’s intellectual property; hazards and risks which may not be fully covered by insurance; potential for increased costs and decreased profitability due to tariffs; and other factors disclosed in Part I, Item 1A, Risk Factors, in our 2024 Annual Report on Form 10-K, and elsewhere here in this Quarterly Report on Form 10-Q.

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At March 31, 2025, the Company operates 143 retail design centers, 138 located in the U.S. and 5 in Canada. We also have 46 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe. We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since 1932. At March 31, 2025, we own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras. We also partner with suppliers located in the U.S., Europe and Asia to produce and import various products that support our business.

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

Talent. At March 31, 2025, our employee count totaled 3,294, with 2,306 in our wholesale segment and 988 in our retail segment. We continue to invest in technology, which helped further streamline and automate processes. By leveraging technology and identifying workflow efficiencies, we have reduced headcount by 4.5% in the last 12 months and by 35.7% since March 31, 2019.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Fiscal 2025 Third Quarter in Review (1). We were pleased with our results in maintaining a strong gross margin, positive operating cash flow and ended the quarter with cash, cash equivalents and investments of $183.0 million and no outstanding debt. Our fiscal 2025 third quarter results reflect our ability to operate in an industry faced with reciprocal and retaliatory tariffs, uncertainty in the economy, elevated interest rates and a stagnant housing market that together have impacted consumer confidence and interest in the home. We continued our history of returning capital to shareholders by paying a regular quarterly cash dividend of $10.0 million or $0.39 per share. Cash provided by operating activities was $10.2 million compared with $23.7 million a year ago. Consolidated net sales were $142.7 million, a 2.5% decrease from the prior year quarter due to a decline in delivered unit volume combined with fewer incoming written orders, lower available backlog, and reduced designer floor sample sales partially offset by higher average retail ticket price, improved contract sales and lower returns. Wholesale and retail written orders declined 11.2% and 13.0%, respectively, while our wholesale backlog decreased by 5.5% to $54.6 million at March 31, 2025. We maintained a strong consolidated gross margin of 61.2% due to lower raw material input costs, reduced headcount, a price increase that drove a higher average ticket price and leveraging investments in technology partially offset by lower unit volume sales, a change in sales mix, elevated freight and higher financing costs. Our adjusted operating margin was 8.0% compared to 10.0% a year ago while adjusted diluted EPS was $0.38 compared with $0.48 a year ago. The introduction of new products drove a $5.9 million increase in our inventory levels compared with a year ago, which we expect to reduce during the fourth quarter. New state-of-the-art design centers in Middleton, Wisconsin and Toronto, Canada were opened during the just completed third quarter that showcase our home furnishings while combining complimentary interior design services with technology. We ended the quarter with 189 Ethan Allen retail design centers, including 143 Company-operated and 46 independently owned and operated locations.

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data):

	Three months ended March 31,					Nine months ended March 31,
	2025	% of Sales	2024	% of Sales	% Chg	2025	% of Sales	2024	% of Sales	% Chg
Net sales	$142.7		$146.4		(2.5%)	$454.3		$477.6		(4.9%)
Gross profit	$87.4	61.2%	$89.8	61.3%	(2.7%)	$276.1	60.8%	$290.6	60.8%	(5.0%)
Operating income	$11.0	7.7%	$15.3	10.5%	(28.2%)	$46.7	10.3%	$55.4	11.6%	(15.6%)
Adjusted operating income(1)	$11.3	8.0%	$14.6	10.0%	(22.1%)	$47.3	10.4%	$55.9	11.7%	(15.3%)
Net income	$9.6	6.7%	$13.0	8.8%	(25.8%)	$39.3	8.7%	$45.3	9.5%	(13.2%)
Adjusted net income(1)	$9.9	6.9%	$12.4	8.5%	(20.4%)	$39.8	8.8%	$45.7	9.6%	(12.9%)
Diluted EPS	$0.37		$0.50		(26.0%)	$1.53		$1.77		(13.6%)
Adjusted diluted EPS(1)	$0.38		$0.48		(20.8%)	$1.55		$1.78		(12.9%)
Cash flow from operating activities	$10.2		$23.7		(57.0%)	$36.9		$54.0		(31.6%)
Wholesale written orders					(11.2%)					(2.0%)
Retail written orders					(13.0%)					(2.5%)

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Design center activity and geographic distribution of our retail network are as follows:

	Fiscal 2025			Fiscal 2024
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	45	142	187	48	139	187
New locations	2	4	6	-	3	3
Closures	(1)	(3)	(4)	(1)	(1)	(2)
Balance at March 31	46	143	189	47	141	188
Relocations (in new and closures)	-	2	2	-	1	1

Retail Design Center geographic locations:
United States	31	138	169	32	137	169
Canada	-	5	5	-	4	4
Europe	1	-	1	1	-	1
Middle East and Asia	14	-	14	14	-	14
Total	46	143	189	47	141	188

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three and nine months ended March 31, 2025 and 2024, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended				Nine months ended
	March 31,				March 31,
	2025	2024	% Change		2025	2024	% Change
Consolidated net sales	$142,695	$146,421	(2.5%	)	$454,292	$477,589	(4.9%	)
Wholesale net sales	$98,990	$89,825	10.2%		$271,857	$279,882	(2.9%	)
Retail net sales	$117,622	$122,616	(4.1%	)	$384,654	$395,414	(2.7%	)

Consolidated gross profit	$87,356	$89,824	(2.7%	)	$276,062	$290,601	(5.0%	)
Consolidated gross margin	61.2%	61.3%			60.8%	60.8%

Net Sales

Consolidated net sales decreased $3.7 million or 2.5% and $23.3 million or 4.9% for the three and nine months ended March 31, 2025, respectively, compared with the same prior year periods. The decrease during the third quarter was driven by a decline in delivered unit volume combined with fewer incoming written orders, lower available backlog, and reduced designer floor sample sales partially offset by higher average retail ticket price, improved contract sales and fewer returns. The first nine months of fiscal 2025 were impacted by lower demand levels and less design center traffic combined with fewer contract sales and a decline in delivered unit volume from lower backlog at the beginning of the year. The housing recession, inflationary pressures, and cautious consumer spending due to economic uncertainty contributed to lower demand levels and related sales.

Wholesale - Wholesale net sales increased $9.2 million or 10.2% for the three months ended March 31, 2025. However, during the first nine months of fiscal 2025, our wholesale net sales were down $8.0 million or 2.9% compared with the same prior year period. The increase during the third quarter was driven by elevated levels of intercompany sales to our retail segment related to new products introductions, higher contract sales, improved shipments to our U.S. independent dealers and an increase in price per unit shipped partially offset by a decrease in sales to our non-U.S. independent dealers. The first nine months of fiscal 2025 were impacted by lower available backlog and fewer contract sales due to less incoming orders from the U.S. government General Services Administration (“GSA”). International sales represented 1.4% of total wholesale net sales during the third quarter of fiscal 2025 compared to 2.2% in the prior year quarter. For the first nine months of fiscal 2025, international sales were 1.5% of total wholesale net sales compared to 2.0% a year ago.

Wholesale written orders, which represent undelivered orders booked through all of our channels, were down 11.2% and 2.0% for the three and nine months ended March 31, 2025, respectively, compared to the same prior year periods. Orders from both our intersegment Company-operated design centers and independent dealers decreased while our contract orders increased by 3.0% in the just completed third quarter. For the nine months ended March 31, 2025, each portion of our wholesale business experienced a decline in incoming written orders. Wholesale backlog was $54.6 million at March 31, 2025, down 5.5% from a year ago. Since the start of the fiscal 2025 third quarter, our wholesale backlog decreased by $3.1 million primarily from lower incoming written orders and improved manufacturing production, which helped reduce the number of weeks of wholesale backlog.

Retail - Retail net sales decreased $5.0 million or 4.1% and $10.8 million or 2.7% for the three and nine months ended March 31, 2025, respectively, compared with the same prior year periods. The decrease during the third quarter was driven by lower delivered unit volumes, fewer available delivery days, a decline in written orders and less designer floor sample sales partially offset by a higher average ticket price and fewer returns. The first nine months of fiscal 2025 were impacted by lower demand, reduced delivered unit volumes and less design center traffic.

Retail written orders for the three and nine months ended March 31, 2025 decreased 13.0% and 2.5%, respectively, compared to the same prior year periods. Incoming order activity was impacted by consumers growing more concerned over uncertainty in the economy, including the impact of tariffs, elevated interest rates and a stagnant housing market. The Company continues to strategically review ways to engage the consumer through increased promotional activities including higher discounts and stronger financing programs. We believe the strong value proposition of our current assortment along with the addition of several new products being introduced complement the wide array of custom home furnishings Ethan Allen has to offer.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Gross Profit and Margin

Consolidated gross profit decreased $2.5 million and $14.5 million for the three and nine months ended March 31, 2025, respectively, compared with the same prior year periods. The decrease during the third quarter was driven by a decline in retail net sales, a change in the sales mix with a lower percentage of our total sales coming from the retail segment, elevated inbound freight, increased promotional activity and higher financing costs from increased usage of our Ethan Allen private label platinum card. These decreases were partially offset by lower raw material and fuel input costs, fewer designer floor sample sales that carry a lower average margin and an increase in average ticket price. Wholesale gross profit for the quarter increased 21.4% due to higher intercompany sales to our retail segment and a 330-basis point rise in gross margin. Retail gross profit decreased 4.7% due to the 4.1% decrease in net sales and a 40-basis point reduction in gross margin. The first nine months of fiscal 2025 saw consolidated gross profit decline by 5.0% primarily from the 4.9% decline in consolidated net sales partially offset by a favorable sales mix, lower manufacturing input costs, an increase in average ticket price, lower designer floor sample sales and reduced headcount, which helped keep our fiscal year-to-date consolidated gross margin consistent with last year.

Consolidated gross margin was 61.2% and 60.8% for the three and nine months ended March 31, 2025, respectively, compared with 61.3% and 60.8% in the prior year periods. Our third quarter consolidated gross margin was 10 basis points lower compared with the prior year period due to deleveraging from lower delivered sales, change in sales mix and higher inbound freight and financing costs partially offset by reduced headcount, lower raw material input costs, fewer designer floor sample sales and a higher retail average ticket price. Driven by higher contract sales within our wholesale segment, our sales mix, which represents the percentage of retail sales compared to total consolidated sales, decreased to 82.4% in the current year third quarter, down from 83.7% in the prior year. Wholesale gross margin for the third quarter was up 330 basis points over the prior year period due to improved volumes, which led to decreased manufacturing variances, higher contract sales, reduced headcount and lower raw material and fuel input costs. Retail gross margin declined 40 basis points compared with the prior year period due to higher financing costs, increased promotional activity and a change in product mix partially offset by higher average ticket price and a decline in sales of designer floor samples. For the first nine months of fiscal 2025 we maintained a strong consolidated gross margin of 60.8%, the same as a year ago, despite lower sales volumes as we were able to lower our raw material input costs, reduce headcount and push through selective price increases, which led to a higher average ticket price.

SG&A Expenses and Operating Income

(in thousands)	Three months ended			Nine months ended
	March 31,			March 31,
	2025	2024	% Change	2025	2024	% Change
SG&A expenses	$76,253	$75,253	1.3%	$228,999	$234,734	(2.4%)
Restructuring and other charges, net of gains	$106	$(754)	(114.1%)	$344	$503	(31.6%)
Consolidated operating income	$10,997	$15,325	(28.2%)	$46,719	$55,364	(15.6%)
Consolidated GAAP operating margin	7.7%	10.5%		10.3%	11.6%
Consolidated adjusted operating margin	8.0%	10.0%		10.4%	11.7%
Wholesale operating income	$14,331	$11,243	27.5%	$35,823	$36,437	(1.7%)
Retail operating income	$659	$2,275	(71.0%)	$14,800	$14,399	2.8%

SG&A expenses increased $1.0 million or 1.3% for the three months ended March 31, 2025 compared with the same prior year period. When expressed as a percentage of sales, SG&A expenses for the quarter were 53.4%, an uptick from 51.4% in the prior year third quarter primarily due to fixed cost deleveraging from lower delivered sales. With SG&A expenses up 1.3% and consolidated net sales down 2.5%, our operating leverage and income declined.

Consolidated selling expenses were up 1.4% during the third quarter of fiscal 2025. Wholesale selling expenses, which include our logistics operation, increased 20.2% primarily from a higher volume of units shipped, a rise in outgoing distribution expenses, and increased digital and web-technology spend partially offset by reduced headcount. Retail selling expenses were down 4.5% during the third quarter due to reduced delivery costs and variable compensation from lower delivered revenue combined with less headcount. Our consolidated advertising expenses during the third quarter of fiscal 2025 decreased by 4.4% compared to the prior year due to timing of our direct mail campaigns partially offset by increased digital media spend, including paid social campaigns, and represented 3.4% of net sales in both the current and prior year periods.

Consolidated general and administrative expenses in the third quarter were up 1.3% compared to the prior year period as higher occupancy costs and incremental merchandising and display costs for the new proto displays were partially offset by lower employee benefit costs, efficient corporate technology support spend and prior year costs associated with the design center projection refreshes.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SG&A expenses for the nine months ended March 31, 2025 decreased $5.7 million or 2.4% primarily due to lower selling expenses from reduced net sales. Consolidated selling expenses were down 4.2% while general and administrative costs decreased 0.1%. When expressed as a percentage of sales, SG&A expenses were 50.4% compared to 49.1% in the prior year period, an increase of 130 basis points driven by lower sales relative to fixed costs. Wholesale selling expenses in the first nine months of fiscal 2025 decreased 1.7% primarily from a lower volume of units shipped and fewer outgoing distribution expenses partially offset by higher advertising costs. Retail selling expenses were down 5.0% during the first nine months of fiscal 2025 due to reduced delivery costs from lower delivered revenue, less headcount and lower designer variable compensation. Consolidated general and administrative expenses decreased 0.1% for the nine months ended March 31, 2025 primarily due to reduced headcount, lower employee benefit costs and elevated prior year design center refresh costs partially offset by an increase in incentive compensation.

Compared to a year ago, our consolidated headcount is down 4.5% or 154 associates, including 102 at wholesale and 52 at retail, as we continue to identify operational efficiencies and leverage the use of technology to streamline workflows throughout our vertically integrated enterprise.

Restructuring and other charges, net of gains

Restructuring and other charges, net of gains for the third quarter of fiscal 2025 was $0.1 million. The prior year third quarter included a gain of $0.7 million from the amortization of a deferred liability generated from the sale-leaseback transaction completed on August 1, 2022 as well as $0.1 million in additional insurance proceeds received from the 2023 Vermont flood.

For the nine months ended March 31, 2025, we recorded $0.3 million in restructuring charges primarily related to severance. The prior year charge of $0.5 million related to $2.2 million in net losses from the Vermont flood and $0.2 in severance and other charges, partially offset by a $1.9 million gain from the amortization of the deferred liability generated from the sale-leaseback transaction.

Consolidated Operating Income

Consolidated operating income of $11.0 million and $46.7 million for the three and nine months ended March 31, 2025, respectively, decreased by $4.3 million and $8.6 million when compared to the same prior year periods. As a percentage of net sales, consolidated operating income for the third quarter of fiscal 2025 was 7.7%, compared to 10.5% in the prior year quarter. Adjusted operating income for the third quarter was $11.3 million, or 8.0% of net sales compared with $14.6 million, or 10.0% of net sales in the prior year quarter. For the first nine months of fiscal 2025, adjusted operating income was $47.3 million or 10.4% of net sales compared with $55.9 million or 11.7% of net sales in the prior year period. The primary driver of reduced operating income during both periods presented was lower consolidated net sales partially offset by our ability to manage SG&A expenses and maintaining gross margin preservation. We remain focused on a disciplined approach to cost savings and expense control in a challenging customer demand environment, which helped mitigate the impact of reduced consolidated net sales.

Wholesale operating income was $14.3 million and $35.8 million for the three and nine months ended March 31, 2025, respectively, compared with $11.2 million and $36.4 million for the same prior year periods. As a percentage of net sales, wholesale operating income for the third quarter was 14.5% compared to 12.5% in the prior year quarter. Adjusted wholesale operating income in the just completed third quarter was $14.7 million or 14.8% of net sales compared with $11.1 million or 12.4% of net sales a year ago. For the first nine months of fiscal 2025 adjusted wholesale operating income was $36.5 million or 13.4% of net sales compared with $38.8 million or 13.9% of net sales in the prior year period. The increase in wholesale operating income during the just completed third quarter was driven by higher net sales, including elevated levels of intercompany sales to the retail segment, and gross margin improvement partially offset by incremental SG&A expenses. For the first nine months of fiscal 2025 the decrease in wholesale operating income was driven by lower net sales partially offset by higher restructuring charges in the prior year from the Vermont flood.

Retail operating income was $0.7 million and $14.8 million for the three and nine months ended March 31, 2025, respectively, compared with $2.3 million and $14.4 million for the same prior year periods. As a percentage of net sales, retail operating income for the third quarter was 0.6% compared with 1.9% in the prior year quarter. Adjusted retail operating income during the third quarter of fiscal 2025 was $0.7 million or 0.6% of net sales compared with $1.6 million or 1.3% of net sales in the prior year quarter. The decrease in retail operating income during the third quarter was primarily due to the $5.0 million decline in sales combined with the 40-basis point gross margin erosion partially offset by a 3.2% decrease in SG&A expenses. For the first nine months of fiscal 2025 retail operating income was $14.8 million or 3.8% of net sales compared with $14.4 million or 3.6% of net sales in the prior year. The increase during the first nine months of fiscal 2025 was driven by a 20-basis point gross margin improvement and a decline in SG&A expenses partially offset by lower retail net sales.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Income Tax Expense, Net Income and Diluted EPS

(in thousands)	Three months ended			Nine months ended
	March 31,			March 31,
	2025	2024	% Change	2025	2024	% Change
Income tax expense	$2,931	$4,345	(32.5%)	$13,034	$15,425	(15.5%)
Effective tax rate	23.4%	25.1%		24.9%	25.4%
Net income	$9,605	$12,953	(25.8%)	$39,328	$45,303	(13.2%)
Adjusted Net income	$9,865	$12,390	(20.4%)	$39,765	$45,679	(12.9%)
Diluted EPS	$0.37	$0.50	(26.0%)	$1.53	$1.77	(13.6%)
Adjusted Diluted EPS	$0.38	$0.48	(20.8%)	$1.55	$1.78	(12.9%)

Income Tax Expense

Income tax expense was $2.9 million and $13.0 million for the three and nine months ended March 31, 2025, respectively, compared with $4.3 million and $15.4 million in the same prior year periods. Lower income tax expense during fiscal 2025 was primarily driven by the decrease in income before income taxes combined with a lower effective tax rate from recognizing tax benefits due to recent audit settlements.

Net Income

Net income was $9.6 million and $39.3 million for the three and nine months ended March 31, 2025, respectively, compared with $13.0 million and $45.3 million in the same prior year periods. Adjusted net income was $9.9 million and $39.8 million for the three and nine months ended March 31, 2025, respectively, down 20.4% and 12.9% from the same prior year periods. The decrease in net income during the third quarter of fiscal 2025 was driven primarily from lower consolidated net sales. For the first nine months of fiscal 2025 the decrease in net income was driven by lower consolidated net sales partially offset by lower SG&A expenses.

Diluted EPS

Diluted EPS was $0.37 and $1.53 for the three and nine months ended March 31, 2025, respectively, compared to $0.50 and $1.77 in the same prior year periods. Adjusted diluted EPS was $0.38 and $1.55 for the three and nine months ended March 31, 2025, respectively, compared to $0.48 and $1.78 in the same prior year periods. The decrease in diluted EPS during the third quarter of fiscal 2025 was driven by a $3.7 million reduction in consolidated net sales. For the first nine months of fiscal 2025 the decrease in diluted EPS was due to the 4.9% reduction in consolidated net sales partially offset by lower SG&A expenses.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following tables below show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures:

(in thousands, except per share amounts)	Three months ended			Nine months ended
	March 31,			March 31,
	2025	2024	% Change	2025	2024	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$10,997	$15,325	(28.2%)	$46,719	$55,364	(15.6%)
Adjustments (pre-tax) *	350	(754)		588	503
Adjusted operating income *	$11,347	$14,571	(22.1%)	$47,307	$55,867	(15.3%)

Consolidated Net sales	$142,695	$146,421	(2.5%)	$454,292	$477,589	(4.9%)
GAAP Operating margin	7.7%	10.5%		10.3%	11.6%
Adjusted operating margin *	8.0%	10.0%		10.4%	11.7%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$9,605	$12,953	(25.8%)	$39,328	$45,303	(13.2%)
Adjustments, net of tax *	260	(563)		437	376
Adjusted net income	$9,865	$12,390	(20.4%)	$39,765	$45,679	(12.9%)
Diluted weighted average common shares	25,629	25,650		25,624	25,632
GAAP Diluted EPS	$0.37	$0.50	(26.0%)	$1.53	$1.77	(13.6%)
Adjusted diluted EPS *	$0.38	$0.48	(20.8%)	$1.55	$1.78	(12.9%)

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$14,331	$11,243	27.5%	$35,823	$36,437	(1.7%)
Adjustments (pre-tax) *	350	(94)		706	2,371
Adjusted wholesale operating income *	$14,681	$11,149	31.7%	$36,529	$38,808	(5.9%)

Wholesale net sales	$98,990	$89,825	10.2%	$271,857	$279,882	(2.9%)
Wholesale GAAP operating margin	14.5%	12.5%		13.2%	13.0%
Adjusted wholesale operating margin *	14.8%	12.4%		13.4%	13.9%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$659	$2,275	(71.0%)	$14,800	$14,399	2.8%
Adjustments (pre-tax) *	-	(660)		(118)	(1,868)
Adjusted retail operating income *	$659	$1,615	(59.2%)	$14,682	$12,531	17.2%

Retail net sales	$117,622	$122,616	(4.1%)	$384,654	$395,414	(2.7%)
Retail GAAP operating margin	0.6%	1.9%		3.8%	3.6%
Adjusted retail operating margin *	0.6%	1.3%		3.8%	3.2%

* Adjustments to reported GAAP financial measures including operating income and margin, net income and diluted EPS have been adjusted by the following:

	Three months ended		Nine months ended
(in thousands)	March 31,		March 31,
	2025	2024	2025	2024
Orleans, Vermont flood (wholesale)	$52	$(103)	$73	$2,243
Gain on sale-leaseback transaction (retail)	-	(656)	(218)	(1,966)
Severance and other charges (wholesale)	298	9	633	128
Severance and other charges (retail)	-	(4)	100	98
Adjustments to operating income	$350	$(754)	$588	$503
Related income tax effects on non-recurring items(1)	(90)	191	(151)	(127)
Adjustments to net income	$260	$(563)	$437	$376

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

Our available liquidity is summarized below:

	March 31,	June 30,
(in thousands)	2025	2024

Cash and cash equivalents	$65,731	$69,710
Investments, short-term	107,202	91,319
Investments, long-term	10,041	34,772
Availability under existing credit facility	120,952	120,952
Total Available Liquidity	$303,926	$316,753

At March 31, 2025, we had working capital of $203.6 million compared with $179.0 million at June 30, 2024 and a current ratio of 2.3 at March 31, 2025, comparable to 2.2 at June 30, 2024 and 2.1 a year ago. Our non-U.S. subsidiaries held $3.3 million in cash and cash equivalents at March 31, 2025, which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At March 31, 2025, we held cash and cash equivalents of $65.7 million compared with $69.7 million at June 30, 2024. Cash and cash equivalents aggregated to 8.9% of our total assets at March 31, 2025 compared with 9.4% at June 30, 2024. In addition to cash and cash equivalents, we had aggregated investments of $117.2 million at March 31, 2025 compared with $126.1 million at June 30, 2024. Our investments are U.S. Treasury bills and notes, which we expect will further enhance our returns on excess cash. Our short-term U.S. Treasury bills totaled $107.2 million with maturities of less than one year while our long-term U.S. Treasury notes totaled $10.0 million with maturities ranging between one and two years. We believe our cash, cash equivalents and investments are available to meet short-term liquidity needs.

Our cash and cash equivalents decreased $4.0 million or 5.7% during the first nine months of fiscal 2025 due to $40.1 million in cash dividends paid, capital expenditures of $9.4 million and $2.2 million in taxes paid related to net share settlement of equity awards partially offset by $36.9 million of net cash provided by operating activities and $11.6 million in proceeds from sales of investments, net of purchases.

The following table illustrates the main components of our cash flows:

	Nine months ended
(in millions)	March 31,
	2025	2024
Operating activities
Net income	$39.3	$45.3
Non-cash operating lease cost	24.5	23.8
Restructuring and other charges, net of gains	0.3	0.5
Payments on restructuring and other charges, net of proceeds	(0.6)	(0.9)
Depreciation and amortization and other non-cash items	12.8	13.3
Deferred income taxes	(0.7)	(0.3)
Change in operating assets and liabilities	(38.7)	(27.7)
Total provided by operating activities	$36.9	$54.0

Investing activities
Capital expenditures	$(9.4)	$(7.5)
Proceeds from sales of investments, net of purchases	11.6	(2.6)
Total provided by (used in) investing activities	$2.2	$(10.1)

Financing activities
Dividend payments	$(40.1)	$(40.3)
Taxes paid related to net share settlement of equity awards	(2.2)	(2.1)
Proceeds from employee stock plans	-	0.5
Payments on financing leases	(0.3)	(0.4)
Total used in financing activities	$(42.6)	$(42.3)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by Operating Activities

Cash provided by operating activities in fiscal 2025 was primarily attributable to net income, adjusted for non-cash items, partially offset by changes in working capital. We generated $36.9 million in cash from operating activities during the first nine months of fiscal 2025 compared with $54.0 million in the prior year period. This decrease was the result of changes in working capital coupled with lower net income. Changes in working capital reflect an increase in inventory within our retail segment combined with the timing of software and insurance renewal payments. During the third quarter of fiscal 2025 we introduced new products, which led to an increase in inventory carrying levels at both our retail service centers and design centers. Restructuring payments during the first nine months of fiscal 2025 were $0.6 million compared to $0.9 million in the prior year period.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $2.2 million during the first nine months of fiscal 2025 compared with cash used of $10.1 million in the prior year. During fiscal 2025, we had $11.6 million of net proceeds from sales of investments, which related to $46.8 million of U.S. treasuries that matured and were subsequently reinvested for $35.2 million. In the prior year, we had $2.6 million of net purchases of investments, which related to $77.3 million of short-term U.S. treasuries that matured during the year and the subsequent reinvestment of $79.9 million. Capital expenditures during the first nine months of fiscal 2025 were $9.4 million, up from $7.5 million in the prior year period as we further expanded our manufacturing facilities in Mexico, remodeled our hotel, built-out several new retail design centers and continued to invest in new manufacturing equipment and technology.

Cash Used in Financing Activities

Cash used in financing activities was $42.6 million in the current year compared with $42.3 million a year ago. Total dividends paid were $40.1 million during the first nine months of fiscal 2025, a decrease of 0.5% from a year ago due to a reduction in the special cash dividend paid, which went from $0.50 per share last year to $0.40 in the current year. This decrease in our special cash dividend was mostly offset by an 8.3% increase in our regular quarterly dividend, which rose from $0.36 to $0.39 per share, effective May 2024. In addition, during the first nine months of fiscal 2025, a total of 70,495 shares valued at $2.2 million were repurchased from employees to satisfy their withholding tax obligations upon vesting of RSUs and PSUs. This compared to $2.1 million repurchased for similar withholding tax obligations in the prior year period.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At March 31, 2025 and June 30, 2024, we held $0.6 million and $0.5 million, respectively, of restricted cash related to our insurance captive.

Exchange Rate Changes

Due to changes in foreign currency exchange rates, namely the Mexican Peso, Canadian Dollar and Honduran Lempira against the U.S. Dollar, our cash and cash equivalents decreased by $0.4 million during the first nine months of fiscal 2025 compared with an increase of $0.1 million in the prior year period. These changes had an immaterial impact on our cash balances held in Canada, Mexico and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. At March 31, 2025, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.0 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Letters of Credit. At March 31, 2025 and June 30, 2024, respectively, there were $4.0 million of standby letters of credit outstanding under the Facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first nine months of fiscal 2025 totaled $9.4 million compared with $7.5 million in the prior year period. Current year capital expenditures related primarily to the further expansion of our manufacturing facilities in Mexico, retail design center relocations and grand openings, investments in technology, and remodeling costs associated with our hotel. During the first nine months of fiscal 2025, we further strengthened our vertically integrated enterprise through the purchase of certain property, plant and equipment for $1.6 million, which increased our manufacturing operations in Silao, Mexico. New and relocated state-of-the-art design centers in Watchung, NJ, Peoria, AZ, Middleton, WI and Toronto, Canada were opened during fiscal 2025 that showcase our unique style while combining complimentary interior design services with technology.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures.

Dividends. Our Board of Directors has sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during fiscal 2025 by paying a special dividend of $0.40 per share in addition to regular quarterly dividends of $0.39 per share. During the first nine months of fiscal 2025, we paid total cash dividends of $40.1 million. We have paid a special cash dividend in each of the past five years and paid an annual cash dividend in every year since 1996. Although we expect to continue to declare and pay quarterly cash dividends for the foreseeable future, the payment of future cash dividends is within the discretion of our Board of Directors and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants that set limitations on our ability to pay dividends.

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first nine months of fiscal 2025 or 2024. At March 31, 2025, we had a remaining authorization to repurchase 2,007,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations.

Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax payments, the rate of written orders and net sales, levels of customer deposits on hand, the payment of cash dividends, and capital expenditures to support the growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. At June 30, 2024, we had total contractual obligations of $197.9 million, including $151.3 million related to operating lease commitments and $30.7 million of open purchase orders. Except for $25.9 million in operating lease payments made to our landlords and $15.0 million of operating lease assets obtained in exchange for $15.0 million of operating lease liabilities during fiscal 2025, there were no other material changes in our contractual obligations as previously disclosed in our 2024 Annual Report on Form 10-K.

Other Arrangements

We do not utilize or employ any other arrangements in operating our business. As such, we do not maintain any retained or contingent interests, derivative instruments or variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

Significant Accounting Policies

We disclose our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2024 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first nine months of fiscal 2025 from those disclosed in our 2024 Annual Report on Form 10-K.

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

We disclose our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2025 from those disclosed in our 2024 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. While we had no fixed or variable rate borrowings outstanding at March 31, 2025, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the SOFR. We believe that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

Cash, Cash Equivalents and Investments

The fair market value of our cash and cash equivalents at March 31, 2025 was $65.7 million while our investments (short and long-term) totaled $117.2 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. treasuries with maturities ranging up to two years and are reported at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve appropriate investment returns consistent with preserving principal and managing risk. Pursuant to our established investment policy guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged at March 31, 2025. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and investments will continue to be immaterially affected by fluctuations in interest rates.

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

A hypothetical 10% weaker U.S. dollar against all foreign currencies at March 31, 2025 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and have no intention of doing so in the foreseeable future.

Duties and Tariffs Risk

We are a vertically integrated enterprise focused primarily in North America where we make about 75% of our furniture in these workshops. Our strategy to continue investing in our North America manufacturing and distribution has enabled us to focus on our longstanding reputation for quality and to continue offering products at competitive values while also ensuring consistent, high levels of service to our clients. We are exposed to risk with respect to tariffs assessed on raw materials, component parts and finished goods we import into the U.S. Additionally, we are exposed to tariffs on our finished goods that we export from our plants located in the U.S., Mexico and Honduras to other countries.

During and shortly after the fiscal 2025 third quarter, the U.S. introduced actions to increase import tariffs at various rates, including on certain products imported from almost all countries and individualized higher tariffs on certain other countries, such as China. Other countries have announced reciprocal tariffs or other similar actions. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. Given these events, there continues to be significant uncertainty about the future relationship between the U.S. and other countries regarding such trade policies, treaties and tariffs, and so we can make no assurance about the eventual impact on our operating results and business. However, the introduction of tariffs by the U.S. or of reciprocal tariffs by other countries is expected to result in incremental costs for our imported raw materials and finished goods. These higher costs could negatively impact our margins and lead to an increase in our retail selling prices, causing lower customer demand. As duties rise and new tariffs are enacted, we determine whether a price increase to our customers to help offset these incremental costs is warranted. Our inability to minimize the impact of tariffs on our raw material input costs, pass through price increases or find alternative sources for our raw materials may have a material adverse impact on sales volume, earnings and liquidity. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

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

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. Inflation has slowed during February and March 2025, falling to the levels experienced a year ago before it rose between November 2024 and January 2025. We believe any material inflationary impact on our product and operating costs would be partially offset by our ability to increase retail selling prices and seek lower cost alternatives. We have been able to reduce certain manufacturing input costs by identifying lower cost alternatives in raw materials as well as implemented operational efficiencies, including reduced headcount, which have helped to minimize the impact of inflation.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. At March 31, 2025, there were 143 Company-operated retail design centers, of which 48 are owned and 95 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our consolidated balance sheets for leased design center locations and warehouse and distribution facilities. At March 31, 2025, the unamortized balance of such right-of-use assets totaled $108.4 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right-of-use asset in excess of its carrying value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first nine months of fiscal 2025 to the legal matters discussed in Part I, Item 3, Legal Proceedings, in our 2024 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes during the first nine months of fiscal 2025 to the risk factors discussed in Part I, Item 1A, Risk Factors, in our 2024 Annual Report on Form 10-K.

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

We did not repurchase any shares of our outstanding common stock during the third quarter of fiscal 2025 under the existing share repurchase program. At March 31, 2025, we had a remaining authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Officers

None of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the three months ended March 31, 2025.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: May 5, 2025	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: May 5, 2025	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)