Form 10-K
period 2025-06-30
ETHAN ALLEN INTERIORS INC
filed 2025-08-22
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Based on the closing price as reported on the New York Stock Exchange on December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant on that date was $642 million.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 15, 2025 was 25,441,838.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (“SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, forward-looking statements include information concerning current expectations, projections or trends relating to results of operations, financial results, financial condition, strategic objectives and plans, expenses, dividends, share repurchases, liquidity, use of cash and cash requirements, borrowing capacity, investments, future economic performance, and our business and industry. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “continue,” “confident,” “may,” “will,” “short-term,” “target,” “outlook,” “forecast,” “future,” “strategy,” “opportunity,” “would,” “guidance,” “non-recurring,” “one-time,” “unusual,” “should,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected. Ethan Allen Interiors Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”) derive many of its forward-looking statements from operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that it is very difficult to predict the impact of known factors and it is impossible for the Company to anticipate all factors that could affect actual results and matters that are identified as “short-term,” “non-recurring,” “unusual,” “one-time,” or other words and terms of similar meaning may in fact recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from the Company’s expectations, or cautionary statements, are disclosed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. A reader should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict.

The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

Ethan Allen is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality, and personalized service. We are known for the quality and craftsmanship of our products as well as for the exceptional personal service from design to delivery, and for our commitment to social responsibility and sustainable operations. Our strong network of entrepreneurial leaders and interior designers provide complimentary interior design service to our clients and sell a full range of home furnishing products through a retail network of design centers located throughout the United States (“U.S.”) and abroad as well as online at ethanallen.com.

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At June 30, 2025, the Company operates 142 retail design centers with 137 located in the U.S. and five in Canada. Our 45 independently operated design centers are located in the U.S., Asia, the Middle East and Europe. We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since we were founded in 1932. We own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras. The Company also partners with suppliers located in Europe, Asia, and other countries to produce and import various products that support the business.

We regularly update display presentations and floor plans, strengthen the qualifications of our designers through training and certifications and combine technology with personal service in our design centers. Over the past 10 years, 38% of our design centers are new or have been relocated as we continually evaluate our retail footprint. In the past five years, we have either opened or relocated 17 design centers with an average size of 7,200 square feet. These smaller footprint design centers reflect our shift to lifestyle centers that better project our brand and offer increased traffic opportunities while reducing excess space. During fiscal 2025, four new Company-operated design centers were opened that showcase Ethan Allen home furnishings while combining complimentary interior design services with technology.

Business Strategy

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

For the third year in a row, Ethan Allen was named to Newsweek’s list of America’s Best Retailers, including America’s #1 Premium Furniture Retailer. The assessment and rankings were the result of an independent survey of customers who have shopped at retail stores in person in the past three years and based on the likelihood of recommendation and the evaluation of products, customer service, atmosphere, accessibility and store layout.

Product

We manufacture 75% of the furniture we offer by combining the craftsmanship of our skilled associates with technology in our North American facilities. Every product bears the distinctive quality of the Ethan Allen brand. Meticulously hand-guided stitching dress our upholstery frames and our case goods wood furniture is crafted from premium lumber and veneers, which are individually finished and customized. Our commitment to using leading construction techniques is evident, including using mortise and tenon joinery and four-corner glued dovetail joinery for drawers. These elements are part of Ethan Allen's identity, solidifying our reputation for quality and style in home furnishings.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our vertically integrated approach empowers us to introduce new products, oversee design specifications, and uphold consistent levels of excellence across all product lines. Alongside our seven manufacturing facilities in the U.S., we possess three upholstery manufacturing plants in Mexico and a case goods manufacturing facility in Honduras. We selectively outsource the remaining 25% of our products, primarily from Asia. Our sourcing partners must adhere to our quality standards, specifications and social responsibility. If any of these suppliers experience financial or other difficulties, we believe we have alternative sources of supply to prevent temporary disruptions in our imported product flow. We believe our strategic investments in manufacturing facilities and the sourcing from foreign and domestic suppliers positions us to accommodate future growth while retaining control over costs, quality and customer service.

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

During fiscal 2025, new design centers were opened in Middleton, WI, Toronto, Canada, Peoria, AZ and Watchung, NJ that showcase our ability to combine complimentary interior design services with technology. We ended the fiscal 2025 year with 172 retail design centers in North America, including 142 Company-operated and 30 independently owned and operated locations as well as 15 additional design centers outside North America.

Combining Technology with Personal Service

Our unique combination of personal service and technology enhances the clients’ Ethan Allen experience, including the use of virtual design appointment capabilities at ethanallen.com. We leverage EA inHome®, an augmented reality mobile app, which empowers clients to preview Ethan Allen products in their homes, at scale, in a wide-variety of fabrics and finishes. With the 3D Room Planner, our designers generate both 2D floor plans and immersive 4K, realistic 3D walk-throughs of the interior designs they create. Clients can view items in 3D, read product details, share, save item lists, and utilize augmented reality views in their homes, either via a QR code on their desktop or directly when browsing on a mobile device. With so much of our product customizable, we encourage our clients to get personalized help from our interior design professionals either in person or through virtual chat. Our state-of-the-art fabric-to-frame configurator empowers designers to visualize over 1,000 fabrics and a wide range of construction options on upholstered frames. This cutting-edge addition to our technology stack offers clients a real-time preview of what their custom upholstery will look like. All of these technologies have been pivotal to our ability to serve clients and provide ways to collaborate and create an exceptional experience.

Marketing

Ethan Allen’s marketing emphasizes our core brand values of quality and craftsmanship, combining personal service with technology, and a commitment to social responsibility. We amplify those values through our brand story built around a core projection and philosophy of Classics with a Modern Perspective. By using a variety of mediums, we look to attract and meet the needs of our clients as well as drive traffic to our retail locations, broaden our reach and enhance desirability. Our messaging is relevant and aspirational and is conveyed through a variety of media, including digital marketing that includes social media and email marketing campaigns, plus direct mail, TV and radio. Additionally, grassroots marketing efforts are led by our local design center teams to drive additional interest in our product offerings.

E-Commerce

We consider our ethanallen.com website an extension of our retail design centers and not a separate segment of our business. Our website includes enhanced search capabilities, expanded live chat services, online appointment booking, and product listing and display pages. Most clients use our website for inspiration and as a start to their shopping journey to view products and prices. In addition, our website offers a virtual design center, which enables clients to access our home furnishings while either co-browsing live with a designer or browsing on their own, at their own pace.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Raw Materials and Supply Chain

The principal raw materials we use in manufacturing include lumber, logs, veneers, plywood, hardware, glue, finishing materials, glass, steel, fabrics, leather, frames, foam and filling material. The various types of wood used in our products include soft maple, wormy maple, red oak, garapa, birch, rubber wood and cherry. These raw materials are for cover (primarily fabrics and leather), polyester batting and polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms and various other metal components for fabrication of products.

Our raw materials are purchased both domestically and outside the U.S. We have no significant long-term supply contracts, do not depend on any one supplier and believe we have sufficient alternate sources of supply to prevent significant long-term disruption to our operations. Appropriate amounts of inventory are typically stocked to maintain adequate production levels. Our ability to manufacture approximately 75% of the furniture we sell in our North American facilities leaves us with limited exposure to any one particular country on the remaining 25% of products that are imported. We enter into standard purchase agreements with foreign and domestic suppliers to source selected products. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on our behalf. We believe we maintain good relationships with our suppliers.

Seasonality

We believe that the demand for home furnishings generally reflects sensitivity to overall economic conditions, including consumer confidence, discretionary spending, sales of new and existing homes, housing values, interest and inflationary rates, the level of mortgage refinancing, retail trends and unemployment rates. In a typical year, we schedule production to maintain consistent manufacturing activity throughout the year. We typically shut down our manufacturing plants for one week at the beginning of each fiscal year to perform routine maintenance. Historically no one particular fiscal quarter contributes more than 28% of annual net sales volume, thus limiting our exposure to seasonality.

Segments

We have strategically aligned our business into two reportable segments: wholesale and retail. These two segments represent strategic business areas of our enterprise that operate separately and provide their own distinctive services. We evaluate the performance of our respective segments based upon net sales and operating income. Intersegment transactions result from the wholesale sale of inventory to the retail segment, including the related profit margin. Financial information related to our segments are disclosed in Note 20, Segment Information, of the notes to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Client Base

We sell home furnishings and accents to clients through our 142 Company-operated design centers that make up our retail segment and 45 independently operated design centers located in the U.S., Asia, the Middle East and Europe, which are included within our wholesale segment. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. No single client represented more than 10% of our consolidated net sales during fiscal 2025. Our ten largest clients were all within our wholesale segment and accounted for 11% of consolidated net sales during fiscal 2025 compared with 13% of consolidated net sales during fiscal 2024. These clients were nine independent retailers and the U.S. government General Services Administration (“GSA”), which individually represented 6% of our consolidated net sales in fiscal 2025 compared with 7% a year ago.

Backlog

We define backlog as any written order received that has not yet been delivered. Our wholesale backlog consists of written orders received from our retail network of independently operated design centers, Company-operated design centers, and contract business clients that have not yet been delivered. Our retail backlog is undelivered written orders associated with retail clients. Our backlog fluctuates based on the timing of net orders booked, manufacturing production, the timing of imported product receipts, the timing and volume of shipments, and the timing of various promotional events. Historically, the size of our backlog varies and may not be indicative of our future sales, and therefore, we do not rely entirely on backlogs to predict future sales. At June 30, 2025 our wholesale backlog was $48.9 million, down 8.7% from a year ago.

Distribution and Logistics

We distribute our products primarily through three national distribution centers, each owned by the Company and strategically located in North Carolina and Virginia. These distribution centers provide effective cross-dock operations to receive and ship Ethan Allen product from our manufacturing facilities and third-party suppliers to our retail network of Company and independently operated retail home delivery centers. Retail home delivery centers prepare products for delivery into clients’ homes. At June 30, 2025, our Company-operated retail design centers were supported by 17 Company-operated retail home delivery centers and five home delivery centers operated by third parties. We utilize independent carriers to ship our products. Our practice has been to sell our products at the same delivered cost to all Company and independently operated design centers throughout the U.S., regardless of their shipping point.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Competition

The home furnishings industry is a highly fragmented and competitive business. There has been increased competition from both digital retailers and those with a brick-and-mortar presence. We compete with numerous individual retail home furnishing stores as well as national and regional chains. We believe the home furnishings industry competes primarily on the basis of product styling and quality, personal service, prompt delivery, product availability and price. We further believe that we are well-positioned to compete on the basis of each of these factors and that, more specifically under our vertical integration structure, our complimentary interior design service, direct manufacturing, a logistics network including white glove delivery service and relevant product offerings, create a competitive advantage. We also believe that we differentiate ourselves further with the caliber of our interior design professionals, who combine personal service with technology.

Intellectual Property

We currently hold trademarks, service marks and copyrights for the Ethan Allen name, logos and designs in a broad range of classes for both products and services in the U.S. and in many foreign countries. We also have registered our slogans utilized in connection with promoting brand awareness, retail sales and certain collection names. In addition, we have registered and maintain the internet domain name of ethanallen.com. We view such trademarks, logos, service marks and domain names as valuable assets and have an ongoing program to diligently monitor and defend, through appropriate action, against their unauthorized use. The Company regularly reviews the necessity for renewal as registrations expire.

Government Contracts

Other than standard provisions contained in our contracts with the U.S. government, we do not believe that any significant portion of our business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of government entities. Ethan Allen sells to the U.S. government both through GSA Multiple Award Schedule Contracts and through competitive bids. The GSA Multiple Award Schedule Contract pricing is principally based upon our commercial price list in effect when the contract is initiated. We are required to receive GSA approval to apply list price increases during the term of the Multiple Award Schedule Contract period.

Human Capital Management

We operate our business with an entrepreneurial attitude, staying focused on long-term growth, and treating our employees, vendors, and clients with dignity and respect. At June 30, 2025, our employee count totaled 3,211, with 2,239 employees in our wholesale segment and 972 in our retail segment. The majority of our employees are employed on a full-time basis and none of our employees are represented by unions or collective bargaining agreements. In managing our business, we focus on a number of key human capital objectives, which are rooted in our core values and include health and safety, social responsibility and compensation and benefits. We are committed to offering opportunities and retaining talent based on merit, using standards that are free of discrimination and mandates.

Ethan Allen strives to promote individual initiative, excellence and hard work. We believe our employees have an entrepreneurial spirit, a passion for style, a drive for excellence, and creativity, which has fostered a culture that embraces integrity and innovation. We believe in creating and fostering a workplace in which all our employees feel valued and empowered to do their best work and contribute their ideas and perspectives. Our initiatives include maintaining an environment free from discrimination or harassment of any kind, and continuing to offer opportunities based solely on merit and qualifications. We maintain and enforce our policy prohibiting discrimination and harassment in the workplace.

Ethan Allen is dedicated to upholding ethical standards in all aspects of our business operations as well as adhering to applicable labor norms. The Company’s Code of Conduct provides a clear and thorough ethics standard for all employees, officers, and directors with respect to interactions with clients, vendors and other employees. Ethan Allen provides multiple avenues through which to report inappropriate behavior, including a whistleblower hotline.

Health and Safety

Ethan Allen is committed to protecting the health and safety of our employees. We have safety programs in place for our employees to receive the proper training and education. In addition, we have partnered with local communities in some of our North American manufacturing workshops to provide transportation to and from work and offer daily low-cost meals. In coordination with national healthcare systems for our manufacturing facilities outside of the U.S., we provide on-site medical clinics. We believe this commitment enables us to run our business operations without sacrificing the safety of our employees.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A Culture of Social Responsibility

Throughout our history, philanthropy has been a core value to Ethan Allen. We strive to develop exceptional programs based on partnerships where employees feel a sense of connection and pride in their communities and our mission is to enhance the quality of life in the communities in which we work and live. During fiscal 2025, and for the sixth year in a row, the Mexican Center for Corporate Philanthropy and the Alliance for Corporate Social Responsibility recognized Ethan Allen’s upholstery manufacturing operations in Silao, as “Environmentally and Socially Responsible” for our ongoing commitment to socially responsible management.

Compensation and Benefits

Our compensation programs are designed to attract, retain and motivate team members to achieve strong results. We benchmark our compensation and benefits programs against those of comparable industries and in the geographic areas where our facilities are located. We believe that our compensation and benefits are competitive and allow us to attract and retain skilled labor. Benefits we offer include access to healthcare plans, financial and physical wellness programs, paid time off, parental leave and retirement benefits, including a 401(k) plan with Company-matching contributions.

Talent Development and Career Mobility

We invest in our employees through accessible resources and training programs that help our employees navigate and foster meaningful careers. We offer the opportunity to do meaningful work and learn on the job, supplemented by programs designed to build individual, team and leadership skills. Through these programs, we give our employees the tools to succeed, continue learning and develop their careers while building a strong talent bench to support our future success.

Sustainability

We are committed to sustainable business practices that incorporate social, environmental, health and safety programs into our global manufacturing, distribution, home delivery and retail design centers.

Our environmental initiatives include but are not limited to:

●

Use of responsibly harvested Appalachian woods, including maintaining a wood sourcing policy; more than 50% of our wood furniture sold is from materials sourced from certified, recycled or reclaimed wood. During fiscal 2025 Ethan Allen was awarded the designation of “Most Improved” by The Sustainable Furnishings Council and the National Wildlife Federation for its wood sourcing policies and commitment to sustainable wood

●	Use of finishes that are low in both volatile organic compounds and hazardous air pollutants

●	Eliminating the use of heavy metals and hydrochlorofluorocarbons in all packaging; our mattresses and custom upholstery use foam made without harmful chemicals and substances

●	Conversion, where and when reasonably feasible, to becoming per- and polyfluoroalkyl substances (“PFAS”) free throughout all our products including area rugs, broadloom, draperies and fabrics

●	Investment in machinery and technology to cut down the landfill waste we generate by packaging our furniture with custom-sized plastic wrap and cartons to reduce excess packaging waste

●	Continual review and investigation of ways to reduce our carbon footprint and greenhouse gas emissions

The Company requires its sourcing facilities that manufacture Ethan Allen branded products to implement a labor compliance program and meet or exceed the standards established for preventing child labor, involuntary labor, coercion and harassment, discrimination, and restrictions to freedom of association. These facilities are also required to provide a safe environment in all workspaces, compliance with all local wage and hour laws and regulations, compliance with all applicable environmental laws and regulations, and are required to authorize Ethan Allen or its designated agents (including third-party auditing companies) to engage in monitoring activities to confirm compliance.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Corporate Contact Information

Ethan Allen Interiors Inc. is a Delaware corporation with its principal executive office located in Danbury, Connecticut.

●	Founded: 1932
●	Incorporated in Delaware: 1989
●	Mailing address of the Company’s headquarters: 25 Lake Avenue Ext., Danbury, Connecticut 06811-5286
●	Telephone number: +1 (203) 743-8000
●	Website address: ethanallen.com

Information about our Executive Officers

Listed below are the names, ages and positions of our current executive officers and, if they had not held those positions for the past five years, their former positions during that period with Ethan Allen or other companies. This information is presented as of August 22, 2025, the date of this Annual Report on Form 10-K.

M. Farooq Kathwari*, age 81

●	Chairman of the Board, President and Chief Executive Officer since 1988

Douglas H. Diefenbach, age 71

●	Senior Vice President, Business Development since November 2024
●	Vice President, Business Development from August 2024 to November 2024
●	Vice President, Design Center Development from May 2017 to August 2024

Matthew J. McNulty, age 46

●	Senior Vice President, Chief Financial Officer and Treasurer since December 2021
●	Vice President, Finance and Treasurer from February 2020 to December 2021
●	Joined the Company in February 2019 as Vice President, Corporate Controller

Amy Phillips, age 51

●	Executive Vice President, Retail Division since August 2024
●	Executive Vice President, Retail Network and Business Development from December 2021 to August 2024
●	Senior Vice President, Retail from March 2021 to December 2021
●	Previously held senior retail leadership position at Bassett Furniture Industries, Inc. from 2019 to 2021
●	Prior to joining Bassett in 2019, she was Vice President, Retail at Ethan Allen from 2013 to 2019

Catherine A. Plaisted, age 56

●	Senior Vice President, Marketing since November 2024
●	Vice President, Marketing from July 2023 to November 2024
●	Vice President, Advertising Creative from December 2021 to July 2023
●	Senior Director, Advertising Creative from April 2015 to December 2021

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

Additionally, we broadcast live our quarterly earnings calls via the News & Events section of our Investor Relations website. We also provide notifications of news or announcements regarding our financial performance, including SEC filings, press and earnings releases, and investor events as part of our Investor Relations website. The contents of this website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document the Company files with the SEC and any reference to this section of our website is intended to be inactive textual references only.

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

Historically, the home furnishings industry has been subject to cyclical variations in the economy and to uncertainty regarding future economic prospects. Should current economic conditions weaken, the current rate of housing starts further decline, or elevated inflation persist, consumer confidence and demand for home furnishings could deteriorate which has in the past and could in the future adversely affect our business through its impact on the performance of our Company-operated design centers, as well as on our independent licensees and the ability of a number of them to meet their obligations to us. Our principal products are consumer goods that may be considered discretionary purchases. Economic downturns and prolonged negative conditions in the economy have in the past and could in the future effect consumer spending habits by decreasing the overall demand for discretionary items, including home furnishings. Factors influencing consumer spending include general economic and financial market conditions, consumer disposable income, fuel prices, recession and fears of recession, U.S. government default or shutdown, high unemployment, war, availability of consumer credit, consumer debt levels, the housing market, increased interest rates, sales tax rates, changes in global trade policies including tariffs, inflation, civil disturbances and terrorist activities, consumer confidence, natural disasters and consumer perceptions of personal well‑being and security, including health epidemics or pandemics.

Other financial or operational difficulties due to competition may result in a decrease in our sales, earnings and liquidity.

The residential home furnishings industry is highly competitive and fragmented. We currently compete with many other manufacturers and retailers, including digital retailers, some of which offer widely advertised products, and others, several of which are large retail dealers offering their own store-branded products. Competition in the residential home furnishings industry is based on quality, style of products, perceived value, price, service to the customer, promotional activities, and advertising. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings and liquidity.

A significant shift in consumer preference toward purchasing products online could have a materially adverse impact on our sales and operating margin.

A majority of our business relies on physical brick and mortar design centers that merchandise and sell our products and a significant shift in consumer preference towards exclusively purchasing products online could have a materially adverse impact on our sales and operating margin. We are attempting to meet consumers where they prefer to shop by expanding our online capabilities and improving the user experience at ethanallen.com including our virtual design center.

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

Competition from manufacturers and retailers may materially adversely affect our business, operating results or financial condition.

Our wholesale segment competes with other U.S. and foreign manufacturers. Our retail network competes with a diverse group of retailers ranging from specialty stores to traditional home furnishings and department stores, any of which may operate locally, regionally, nationally or globally, as well as online. We also compete with these and other retailers for retail locations as well as for design professionals and management personnel. This competition could materially adversely affect our future financial performance.

Industry globalization has led to increased competitive pressures brought about by the increasing volume of imported finished goods and components, and the development of manufacturing capabilities in other countries, specifically within Asia. In addition, because many foreign manufacturers are typically able to maintain lower production costs, including the cost of labor and overhead, imported product may be capable of being sold at a lower price to consumers, which, in turn, could lead to some measure of further industry‐wide price deflation.

We may not be able to maintain our current design center locations at current costs. We may also fail to successfully select and secure design center locations.

Our design centers are typically located in urban settings as freestanding destinations or as part of suburban shopping malls, depending upon the real estate opportunities in a particular market. Our business competes with other retailers and as a result, our success may be affected by our ability to renew current design center leases and to select and secure appropriate retail locations for existing and future design centers.

We have potential exposure to market risk related to conditions in the commercial real estate market. At June 30, 2025, there were 142 Company-operated retail design centers averaging approximately 14,000 square feet in size per location. Of these 142 properties, we own 48 and lease 94. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased design centers and retail home delivery centers. At June 30, 2025, the unamortized balance of such right-of-use assets totaled $109.2 million. Should we have to close or abandon one or more of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of carrying value.

Manufacturing and Supply Chain Risks

Our number of manufacturing sites may increase our exposure to business disruptions and could result in higher costs.

We have a limited number of manufacturing locations. Our upholstery operations consist of three upholstery plants in North Carolina as well as three plants in Mexico. Our case goods operations are supported by two manufacturing plants located in in Vermont and Honduras, as well as one sawmill, one rough mill and one kiln dry lumberyard. If any of our manufacturing sites experience significant business interruption, our ability to manufacture or deliver our products in a timely manner would likely be impacted. Fewer locations could result in longer distances for delivery and could result in higher costs to transport products if fuel costs significantly increase.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Disruptions of our supply chain and supply chain management could have a material adverse effect on our operating and financial results.

Disruption of the Company’s supply chain capabilities due to trade restrictions, political instability, increased tariffs, severe weather, natural disasters, public health crises, terrorism, product recalls, global unrest, war, labor supply or stoppages, the financial and/or operational instability of key suppliers and carriers, or other reasons could impair the Company’s ability to distribute its products. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.

For example, the COVID-19 pandemic resulted in supply chain challenges for the entire home furnishings industry, including transportation delays, increases on shipping containers, extensive travel restrictions and temporary closing of businesses. If a similar pandemic or event should occur, it could impact either our or our suppliers’ operations and have a material adverse effect on our consolidated results of operations. Furthermore, supply chain disruptions could materially adversely impact our manufacturing production and fulfillment of backlog.

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

Imported finished goods represent approximately 25% of our consolidated sales. The prices paid for these imported products include inbound freight. To the extent that we experience incremental inbound freight costs, we may increase our selling prices to offset the impact. However, increases in selling prices may not fully mitigate the impact of the cost increases which would adversely impact operating income.

Environmental, Health and Safety Risks

Our current and former manufacturing and retail operations and products are subject to environmental, health and safety requirements.

We use and generate hazardous substances in our manufacturing operations. In addition, the manufacturing properties on which we currently operate and those on which we have ceased operations are and have been used for industrial purposes. Our manufacturing operations and, to a lesser extent, our retail operations involve risk of personal injury or death. We are subject to environmental, health and safety laws and regulations relating to our products, current and former properties and our current operations. These laws and regulations provide for substantial fines and criminal sanctions for violations and sometimes require the installation of costly pollution control or safety equipment, or costly changes in operations to limit pollution or decrease the likelihood of injuries. We may also become subject to potentially material liabilities for the investigation and cleanup of contaminated properties and to claims alleging personal injury or property damage resulting from exposure to or releases of hazardous substances or personal injury because of an unsafe workplace.

In addition, noncompliance with, or stricter enforcement of, existing laws and regulations, adoption of more stringent new laws and regulations, discovery of previously unknown contamination or imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could be material. Further, enhanced regulation in other environmental, health and safety matters could result in increased compliance costs and subject us to additional potential liabilities. The extent of these costs and risks is difficult to predict and will depend in large part on the extent of new regulations and the ways in which those regulations are enforced.

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

Our primary and back-up information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, viruses, phishing attempts, spoofing, cyberattacks, malware and ransomware attacks, security breaches, severe weather, natural disasters, and errors by employees or third-party contractors. Though losses arising from some of these issues may be covered by insurance, interruptions to our critical business information technology systems or failure of our back-up systems could result in longer production times or negatively impact clients resulting in damage to our reputation and a reduction in sales. If our critical information technology systems or back-up systems were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them.

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

Economic uncertainty, as well as other variations in global economic conditions such as fuel costs, wage inflation, global trade policies including tariffs, and currency fluctuations, may cause inconsistent and unpredictable consumer spending habits, while increasing our own input costs. These risks resulting from economic uncertainty could also severely disrupt our manufacturing operations, which could have a material adverse effect on our financial performance. We import approximately 25% of our finished goods as well as operate manufacturing plants in Mexico and Honduras and retail design centers in Canada. As a result, our ability to obtain adequate supplies or to control our costs may be adversely affected by events affecting global commerce, including natural disasters, public health crises, changes in international trade including tariffs, central bank actions, changes in the U.S. dollar versus other currencies, labor availability and cost, and other governmental policies of countries from which we operate our manufacturing facilities in as well as import from.

Changes in the U.S. trade and tax policy could materially adversely affect our business and results of operations.

Changes in the political environment in the U.S. may require us to modify our current business practices. During fiscal 2025, the U.S. announced its intention and/or actively took actions to increase tariffs at various rates, including on certain products imported from many countries and individualized higher tariffs on certain other countries. Other countries have announced reciprocal tariffs or other similar actions. In some cases, these tariffs have since been followed by announcements of limited exemptions and temporary pauses. We are subject to risks relating to increased tariffs on U.S. imports, and other changes affecting imports, as we manufacture components and finished goods in Mexico and Honduras and purchase components and finished goods manufactured in foreign countries. The recent enactment of these tariffs, along with the unpredictability of the rates, poses a risk to our business operations and may materially increase our costs and reduce our margins. There continues to be significant uncertainty about the future relationship between the U.S. and other countries regarding such trade policies, treaties and tariffs. As such, we can make no assurances about the eventual impact on our consolidated operating results and business. However, based on information currently available to us, the recent introduction of additional tariffs by the U.S. and reciprocal tariffs by other countries is expected to result in incremental costs for our imported raw materials and finished goods. These higher costs are expected to impact certain of our margins and could lead to an increase in our retail selling prices, potentially reducing consumer demand and impacting our sales volume. We may not be able to fully or substantially mitigate the impact of tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could negatively impact customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations. We continue to work to determine our overall tariff cost exposure, the potential impact of retaliatory responses thereto, if any, and mitigation plans. Our inability to minimize the impact of tariffs on our raw material input costs, pass through price increases or find alternative sources for our raw materials, may have a material adverse impact on our sales volume, earnings and liquidity. For more information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, under the heading of “Duties and Tariffs Risks”, of this Annual Report on Form 10-K.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our business may be materially adversely affected by changes to tax policies.

Changes in U.S. or international tax laws and regulations, such as those caused by the recent enactment of the federal One Big Beautiful Bill Act, may have a material adverse effect on our business in the future or require us to modify our current business practices. In the ordinary course of business, we are subject to tax examinations by various governmental tax authorities. The global and diverse nature of our business means that there could be additional examinations by governmental tax authorities and the resolution of ongoing and other probable audits, which could impose a future risk to the results of our business.

Initiatives aimed at reducing the level of spending within the U.S. government may result in lower future revenues from our contract with the U.S. government.

Ethan Allen sells to the U.S. government both through GSA Multiple Award Schedule Contracts and through competitive bids. Total net sales to the U.S. government individually represented 6% of our consolidated net sales in fiscal 2025. The U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost reductions, such as those pursued by the Department of Government Efficiency (“DOGE”). On January 20, 2025, President Trump announced an executive order establishing the DOGE to maximize government efficiency and productivity. In February 2025, President Trump stated that he has directed DOGE to review U.S. government spending for potential waste and fraud. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect our revenue, financial condition, and results of operations. These initiatives and changes may change the way U.S. government contracts are solicited, negotiated and managed.

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

In our current operating environment, due in part to macroeconomic factors, we continue to experience various labor challenges, including competition for skilled manufacturing and production employees, pressure to increase wages as a result of inflationary pressures, and at times, a shortage of qualified full-time labor. The future success of our operations depends on our ability, and the ability of third parties on which we rely, to identify, recruit, develop and retain qualified and talented individuals in order to supply and deliver our products. A prolonged shortage or inability to retain qualified labor could decrease our ability to effectively produce and meet client demand and efficiently operate our facilities, which could negatively impact our business and have a material adverse effect on our results of operations. Higher wages to attract new and retain existing employees, as well as higher costs to purchase services from third parties, could negatively impact our results of operations.

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

Our ability to continue to access consumer credit for our customers could be negatively affected by conditions outside our control. If capital market conditions have a material negative change, there is a risk that our business partner that issues our private label credit card program may not be able to fulfill its obligations under that agreement. In addition, the tightening of credit markets as well as increased borrowing rates may restrict the ability and willingness of clients to make purchases.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

The Information Technology team is responsible for the day-to-day assessment and management of cybersecurity risks. Our cybersecurity risk management and strategy are led by our Vice President of Information Technology, and our Manager of Security. Such individuals have over 50 years of work experience, collectively, in various roles managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs, as well as relevant degrees and certifications.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ITEM 2. PROPERTIES

Ethan Allen’s corporate headquarters is located at 25 Lake Avenue Ext. in Danbury, Connecticut. We believe that all our properties are well maintained, in good condition, are being used productively and are adequate to meet our requirements for the foreseeable future.

At June 30, 2025, we own and operate 11 manufacturing facilities located in the U.S., Mexico and Honduras and three national distribution centers in the U.S. There are 142 Company-operated retail design centers located in the U.S. and Canada, averaging approximately 14,000 square feet in size per location, of which 48 are owned and 94 leased with a weighted average remaining lease term of 5.6 years. We also own four and lease 13 retail home delivery centers located throughout North America that support our various retail design centers.

The following table sets forth the size of our properties, including both owned and leased locations (in thousands):

Properties Owned or Leased	Square Footage
Corporate Headquarters	144
Case Goods Manufacturing facilities	1,306
Upholstery Manufacturing facilities	1,362
National Distribution centers	1,175
Retail	2,830
Total	6,817

Design center activity and geographic distribution of our retail network for fiscal years ended June 30, 2025 and 2024, respectively, are as follows:

	Fiscal 2025			Fiscal 2024
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	45	142	187	48	139	187
New locations	3	4	7	-	5	5
Closures	(3)	(4)	(7)	(3)	(2)	(5)
Balance at June 30	45	142	187	45	142	187
Relocations (in new and closures)	2	2	5	-	2	2

Retail Design Center geographic locations:
United States	30	137	167	30	138	168
Canada	-	5	5	-	4	4
Middle East and Asia	14	-	14	14	-	14
Europe	1	-	1	1	-	1
Total	45	142	187	45	142	187

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information, Holders of Record, Dividends, Securities Authorized for Issuance and Stock Performance Graph

Market Information. Ethan Allen common stock is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “ETD”.

Holders of Record. As of August 15, 2025, there were 263 registered holders of record of Ethan Allen common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends. In August 2024 we paid a special cash dividend of $0.40 per share. In addition to the special cash dividend, we paid four regular quarterly cash dividends during fiscal 2025. Total cash dividends paid to shareholders during fiscal 2025 were $1.96 per share and totaled $50.1 million. Although we expect to continue to declare and pay comparable quarterly cash dividends for the foreseeable future, the payment of future cash dividends is within the discretion of our Board of Directors and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants with certain limitations on our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans. Refer to Part III of this Annual Report on Form 10-K.

Stock Performance Graph. The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in our common stock, the S&P 500® Index and the Dow Jones U.S. Furnishings Index on June 30, 2020. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on June 30, 2025. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

Company/Index/Market	2020	2021	2022	2023	2024	2025
Ethan Allen Interiors Inc.	$100.00	$233.31	$170.84	$239.05	$235.76	$235.42
S&P 500 Index	$100.00	$138.62	$122.10	$143.55	$176.13	$200.14
Dow Jones U.S. Furnishings Index	$100.00	$163.14	$116.61	$113.34	$104.65	$133.21

(b)	Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during fiscal 2025.

(c)	Purchases of Equity Securities by the Issuer

We did not repurchase any shares of our outstanding common stock during the fourth quarter of fiscal 2025 under our existing Share Repurchase Program. At June 30, 2025, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to the Share Repurchase Program. In the future we may from time to time make repurchases in the open market and through privately negotiated transactions, subject to market conditions, including pursuant to our previously announced Share Repurchase Program. There is no expiration date on the repurchase authorization.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

The MD&A is based upon, and should be read in conjunction with Item 7A. Quantitative and Qualitative Disclosures About Market Risks and our Consolidated Financial Statements and related Notes included under Item 8 of this Annual Report on Form 10-K.

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At June 30, 2025, the Company operates 142 retail design centers, 137 located in the U.S. and five in Canada. Our independently operated design centers are located in the U.S., Asia, the Middle East and Europe. During fiscal 2025, we opened four new design centers in Middleton, WI, Toronto, Canada, Peoria, AZ and Watchung, NJ that showcase our unique vision of American style while combining complimentary interior design services with technology.

We also own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the U.S., three upholstery manufacturing plants in Mexico and one case goods manufacturing plant in Honduras. Approximately 75% of our furniture is manufactured in our North American plants. In addition, we contract with various suppliers located in Europe, Asia and other various countries to import products that support our business.

We executed well throughout the fiscal year as the Company remained focused on five key areas: talent, service, marketing, technology and social responsibility. These areas of focus along with our interior design professionals combining personal service with technology contributed to Ethan Allen recently being named America’s #1 Premium Retailer by Newsweek, for the third year in a row. Our strategic initiatives to further strengthen our talent, introduce new products, run strong marketing campaigns, invest in our North American manufacturing, and maintain our logistics network throughout North America has positioned us well.

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

Talent. At June 30, 2025, our employee count totaled 3,211, with 2,239 employees in our wholesale segment and 972 in our retail segment. Our employee count decreased 5.7% or 193 associates during fiscal 2025, with 56 fewer employees in retail and 137 fewer employees in wholesale. We were pleased to strengthen our teams during fiscal 2025 while at the same time reducing headcount through operational efficiencies.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Fiscal 2025 Financial Year in Review (1). Our financial performance during fiscal 2025 was highlighted by strong margins, positive operating cash flow and a robust balance sheet despite operating in a challenging environment. We generated strong operating cash flow of $61.7 million, which helped us grow our cash, cash equivalents and investments total to $196.2 million at June 30, 2025. We continued our history of returning capital to shareholders by paying four regular cash dividends of $0.39 and declared a special cash dividend of $0.40 per share, bringing the total amount of dividends paid to $50.1 million during fiscal 2025. Consolidated net sales of $614.6 million were down 4.9% compared to the prior year due to lower delivered unit volume, reduced available backlog, less design center traffic and fewer contract sales partially offset by higher average ticket prices. We ended the fiscal year with wholesale backlog of $48.9 million, down 8.7% from a year ago due to lower contract volume and improved customer lead times. Our consolidated gross margin of 60.5% was comparable to 60.8% in the prior year as benefits from a change in sales mix, lower input costs, reduced headcount, fewer designer floor sample sales and selective price increases were offset by lower unit volume sales, increased promotional activity and higher financing costs. Our adjusted operating margin was 10.2% compared to 12.1% in the prior year primarily due to deleveraging from lower unit sales partially offset by disciplined cost management and gross margin preservation. Adjusted diluted earnings per share of $2.04 was down from $2.49 in the prior year.

The home furnishings industry has been challenged by lower consumer confidence, a weak housing market and uncertainty surrounding global trade policies including tariffs. Despite these challenges, our robust balance sheet and financial stability provide a solid foundation. We are confident in the strength of our vertically integrated business model as we have successfully navigated challenging times over the course of Ethan Allen’s 93-year history and we will continue to serve our clients and deliver value to our shareholders.

Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. generally accepted accounting principles (“GAAP”) to adjusted key financial metrics.

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data).

	Fiscal Year Ended June 30,
	2025	% of Sales	% Chg		2024	% of Sales	% Chg		2023	% of Sales	% Chg
Net sales	$614.6	100.0%	(4.9%	)	$646.2	100.0%	(18.3%	)	$791.4	100.0%	(3.2%	)
Gross profit	$372.1	60.5%	(5.3%	)	$393.1	60.8%	(18.2%	)	$480.4	60.7%	(0.9%	)
Operating income	$62.0	10.1%	(20.5%	)	$78.0	12.1%	(43.2%	)	$137.2	17.3%	(0.8%	)
Adjusted operating income(1)	$62.9	10.2%	(19.3%	)	$77.9	12.1%	(41.6%	)	$133.5	16.9%	(0.5%	)
Net income	$51.6	8.4%	(19.1%	)	$63.8	9.9%	(39.7%	)	$105.8	13.4%	2.4%
Adjusted net income(1)	$52.3	8.5%	(18.0%	)	$63.8	9.9%	(38.1%	)	$103.1	13.0%	2.8%
Diluted EPS	$2.01		(19.3%	)	$2.49		(39.7%	)	$4.13		2.0%
Adjusted diluted EPS(1)	$2.04		(18.1%	)	$2.49		(38.2%	)	$4.03		2.5%
Cash flow from operating activities	$61.7		(23.1%	)	$80.2		(20.3%	)	$100.7		45.1%
Return on equity	10.8%				13.4%				23.5%
Wholesale written orders			(3.2%	)			(10.9%	)			(9.0%	)
Retail written orders			(1.5%	)			(8.4%	)			(12.3%	)

(1)	Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Results of Operations

For an understanding of the significant factors that influenced our financial performance in fiscal 2025 compared with fiscal 2024, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented under Item 8 in this Annual Report on Form 10-K. Refer to Results of Operations under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 23, 2024, for an analysis of the fiscal 2024 results as compared to fiscal 2023.

(in thousands)	Fiscal Year Ended June 30,
	2025	2024	% Change
Consolidated net sales	$614,649	$646,221	(4.9%	)
Wholesale net sales	$359,057	$371,087	(3.2%	)
Retail net sales	$523,142	$540,550	(3.2%	)
Consolidated gross profit	$372,121	$393,062	(5.3%	)
Consolidated gross margin	60.5%	60.8%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Net Sales

Consolidated net sales in fiscal 2025 decreased $31.6 million or 4.9% compared to the prior year due to lower delivered unit volume, reduced available backlog, less design center traffic and fewer contract sales partially offset by higher average ticket prices. A stagnant housing market, inflationary pressure and cautious consumer spending due to economic uncertainty contributed to lower demand levels and related sales. A higher average ticket price was driven by fewer designer floor sample sales and selective price increases.

Wholesale net sales in fiscal 2025 decreased 3.2% compared to the prior year primarily due to a decline in contract sales partially offset by an increase in intersegment sales to our Company-operated design centers. Excluding intersegment sales to our retail segment, wholesale net sales decreased $14.2 million or 13.4% compared to the prior year period. Our contract sales, including shipments to the GSA, decreased 23.7% due to less incoming orders as a result of the slowdown in government spending, which led to lower available backlog. Our international sales, which represented 1.4% of total wholesale net sales in fiscal 2025, decreased 27.6% from lower net sales to China.

Wholesale written orders, which represent orders booked through all of our channels, were down 3.2% in fiscal 2025 compared to the prior year driven primarily from the decline in our contract business. Contract orders were down 25.4% while our international retailers decreased 17.9%. However, orders from intersegment Company-operated design centers and our independent U.S. retail network were relatively flat compared to prior year as demand patterns began to show signs of improvement during the just completed fourth quarter. Wholesale backlog was $48.9 million at June 30, 2025, down 8.7% from a year ago due to lower contract volume and improved customer lead times. The number of weeks of wholesale backlog at June 30, 2025 was 7.0 weeks, down from 7.3 weeks a year ago.

Retail net sales from Company-operated design centers decreased 3.2% during fiscal 2025 compared to the prior year primarily from reduced delivered unit volumes, lower written orders, less available backlog, lower designer floor sample sales and decreased premier home delivery revenue partially offset by an increase in average ticket price. Sales in the U.S. were down 2.7% while sales from our Canadian design centers decreased 20.8%.

Retail written orders declined 1.5% year over year due to lower consumer confidence, a weak housing market and uncertainty about trade tariffs. However, during the just completed fourth quarter, Retail written orders rose by 1.6%, driven by the strength of new product introductions, increased promotional activity, elevated clearance and improved consumer sentiment from the pause of additional tariffs. At June 30, 2025, there were 142 Company-operated design centers with new design centers in Middleton, WI, Toronto, Canada, Watchung, NJ and Peoria, AZ.

Gross Profit and Margin

Consolidated gross profit in fiscal 2025 decreased $20.9 million or 5.3% compared with the prior year due primarily from the 4.9% decline in consolidated net sales, increased promotional levels and higher financing costs from increased usage of our Ethan Allen private label platinum card. These declines were partially offset by lower input costs, including raw material and freight, an increase in average ticket price, lower designer floor sample sales and reduced headcount which helped keep our consolidated gross margin comparable with last year. Wholesale gross profit decreased 1.2% due to the 3.2% decline in sales partially offset by a 70-basis point gross margin improvement. Retail gross profit decreased 3.8% due to the 3.2% decrease in net shipments combined with a 30-basis point reduction in gross margin.

Consolidated gross margin was 60.5%, a 30-basis point decline over the prior year due to lower unit volume sales and higher financing costs partially offset by a change in sales mix, lower raw material and freight input costs, reduced headcount, fewer designer floor sample sales and selective price increases which contributed to a higher average ticket price. Retail sales, when expressed as a percentage of total consolidated net sales, were 85.1% in fiscal 2025, up from 83.6% in the prior year period, which had a positive impact on our consolidated gross margin. Wholesale gross margin was up 70 basis points over the prior year due to lower raw material and fuel input costs, reduced headcount and investments in technology, which helped streamline production workflows. These benefits were partially offset by reduced production volumes from lower incoming written orders, which led to increased plant inefficiencies and higher manufacturing variances. Our retail gross margin decreased 30 basis points compared to the prior year due to higher financing costs and increased promotional levels partially offset by higher average ticket price and a decline in sales of designer floor samples.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Selling, General & Administrative (“SG&A”) Expenses

(in thousands)	Fiscal Year Ended June 30,
	2025	2024	% Change
SG&A expenses	$309,790	$315,148	(1.7%	)
Restructuring and other impairment charges, net of gains	$343	$(77)	(545.5%	)
Consolidated operating income	$61,988	$77,991	(20.5%	)
Consolidated operating margin	10.1%	12.1%
Consolidated adjusted operating income	$62,895	$77,914	(19.3%	)
Consolidated adjusted operating margin	10.2%	12.1%
Wholesale operating income	$46,989	$48,707	(3.5%	)
Retail operating income	$19,781	$24,704	(19.9%	)

SG&A expenses for fiscal 2025 decreased $5.4 million or 1.7% compared to the prior year. When expressed as a percentage of sales, SG&A expenses were 50.4%, an increase from 48.8% in the prior year primarily due to fixed cost deleveraging from lower delivered sales. SG&A expenses were down 1.7% while consolidated sales decreased 4.9%, which led to a decrease in operating leverage.

Consolidated selling expenses were down 3.6% during fiscal 2025. Wholesale selling expenses, which include our logistics operation, decreased 0.1% from a 9.8% decline in wholesale units shipped, lower freight costs including fuel, and less outgoing distribution costs combined with reduced headcount partially offset by an increase in advertising expenses and digital and web-technology spend. Retail selling expenses were down 4.8% due to reduced delivery costs from lower delivered revenue, less headcount and lower designer variable compensation from lower retail sales. Consolidated advertising expenses were equal to 2.9% of net sales, up from 2.5% in the prior year due to increased digital media spend, including paid social campaigns and a higher volume of digital magazine mailings.

Consolidated general and administrative (“G&A”) expenses increased 1.0% during fiscal 2025. Wholesale G&A rose 7.1% due to higher employee benefit costs, incremental incentive compensation and additional investments in corporate technology. Retail G&A expenses were down 0.9% due to reduced headcount and elevated prior year design center refresh costs.

Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains for fiscal 2025 was a charge of $0.3 million and related primarily to severance and other charges. Included within other charges was $0.1 million from a recent fire within our Vermont sawmill. The temporary disruption caused by the June 2025 fire did not have a material impact on our operations as the facility resumed operations by early July. Losses incurred were from the disposal of damaged inventory, inoperable equipment from fire damage, facility cleanup and restoration and we are working through insurance to recover a portion of our losses incurred. The prior year gain of $0.1 million related to a $2.6 million gain related to the amortization of the deferred liability generated from the sale-leaseback transaction completed on August 1, 2022 partially offset by $2.2 million in net losses from the July 2023 Vermont flood and $0.4 million in severance and other charges.

Consolidated Operating Income

Consolidated operating income for fiscal 2025 decreased $16.0 million or 20.5%. Adjusted operating income was $62.9 million, or 10.2% of net sales compared with $77.9 million, or 12.1% of net sales in the prior year. The primary driver of reduced operating income was lower consolidated net sales partially offset by lower SG&A expenses. We remain focused on a disciplined approach to cost savings and expense control in a challenging environment, which helped mitigate the impact of reduced consolidated net sales.

Wholesale operating income for fiscal 2025 was $47.0 million or 13.1% of net sales, compared to $48.7 million or 13.1% in the prior year. The decrease in wholesale operating income was driven by the $12.0 million decline in wholesale net sales partially offset by a 70-basis point increase in gross margin combined with higher restructuring charges in the prior year related to the Vermont flood.

Retail operating income for fiscal 2025 was $19.8 million or 3.8% of retail net sales, compared to $24.7 million or 4.6% in the prior year. The decrease in operating income was driven primarily by the $17.4 million reduction in retail net sales combined with a 30-basis point drop in gross margin partially offset by a decline in SG&A expenses.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other Income (Expense)

(in thousands)	Fiscal Year Ended June 30,
	2025	2024	% Change
Interest and other income, net	$7,275	$7,700	(5.5%	)
Interest and other financing costs	$243	$245	(0.8%	)

Interest and other income, net includes interest income on investments, foreign currency gains or losses and other income (expense) incurred outside our normal course of business. Interest and other income, net decreased 5.5% to $7.3 million during fiscal 2025 due to foreign currency losses reflecting greater volatility in exchange rates, including a weaker U.S. dollar partially offset by an additional $0.1 million in interest income on our investments.

Income Taxes, Net Income and Diluted Earnings per Share (“EPS”)

(in thousands)	Fiscal Year Ended June 30,
	2025	2024	% Change
Income tax expense	$17,424	$21,630	(19.4%	)
Effective tax rate	25.2%	25.3%
Net income	$51,596	$63,816	(19.1%	)
Adjusted net income	$52,271	$63,758	(18.0%	)
Diluted EPS	$2.01	$2.49	(19.3%	)
Adjusted diluted EPS	$2.04	$2.49	(18.1%	)

Income Tax Expense

Income tax expense for fiscal 2025 decreased $4.2 million or 19.4% compared with the prior year due to the $16.4 million decrease in income before income taxes. Our effective tax rate was 25.2% compared with 25.3% in the prior year. Our effective tax rate of 25.2% varies from the 21% federal statutory rate primarily due to state taxes.

Net Income and Diluted EPS

Net income for fiscal 2025 was $51.6 million compared with $63.8 million in the prior year period. Adjusted net income was $52.3 million, a decrease of 18.0% compared with $63.8 million in the prior year period. The decrease in net income was driven by the $31.6 million reduction in consolidated net sales partially offset by lower SG&A expenses.

Diluted EPS for fiscal 2025 was $2.01 compared to $2.49 per diluted share in the prior year period. Adjusted diluted EPS was $2.04, down 18.1% compared with the prior year period. The decrease in diluted EPS was primarily due to lower consolidated net sales partially offset by lower SG&A expenses.

Regulation G Reconciliations of Non-GAAP Financial Measures

To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures, including adjusted operating income and margin, adjusted net income and adjusted diluted EPS. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below.

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

(in thousands, except per share amounts)	Fiscal Year Ended June 30,
	2025	2024	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$61,988	$77,991	(20.5%	)
Adjustments (pre-tax) *	907	(77)
Adjusted operating income *	$62,895	$77,914	(19.3%	)

Consolidated Net sales	$614,649	$646,221	(4.9%	)
GAAP Operating margin	10.1%	12.1%
Adjusted operating margin *	10.2%	12.1%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$51,596	$63,816	(19.1%	)
Adjustments, net of tax *	675	(58)
Adjusted net income	$52,271	$63,758	(18.0%	)
Diluted weighted average common shares	25,634	25,644
GAAP Diluted EPS	$2.01	$2.49	(19.3%	)
Adjusted diluted EPS *	$2.04	$2.49	(18.1%	)

* Adjustments to reported GAAP financial measures including operating income and margin, net income, and diluted EPS have been adjusted by the following:

(in thousands)	Fiscal Year Ended June 30,
	2025	2024

Gain on sale-leaseback transaction(1)	$(218)	$(2,620)
Orleans, Vermont flood(1)	92	2,243
Severance and other charges(1)	469	300
Other non-restructuring charges	564	-
Adjustments to operating income	907	(77)
Related income tax effects on non-recurring items(2)	(232)	19
Adjustments to net income	$675	$(58)

(1)

Refer to Note 11, Restructuring and Other Charges, Net of Gains, of the notes to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for additional information regarding these adjustments.

(2)	Calculated using the marginal tax rate for each period presented.

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash generated from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term requirements and contractual obligations and fulfill other cash requirements for day-to-day operations for at least the next twelve months, as well as to meet long-term liquidity requirements and contractual obligations, finance our long-term growth plans and invest in capital expenditures for the foreseeable future. We are committed to maintaining a strong balance sheet and monitoring our liquidity closely.

The following table illustrates the main components of our available liquidity (in thousands).

	June 30,
	2025	2024

Cash and cash equivalents	$76,178	$69,710
Investments, short-term	59,955	91,319
Investments, long-term (1)	60,030	34,772
Availability under existing credit facility	120,952	120,952
Total available liquidity	$317,115	$316,753

(1)	Our long-term investments in U.S. Treasury notes are classified as non-current as they have stated maturities greater than one year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At June 30, 2025, we had working capital of $157.1 million compared with $179.0 million at June 30, 2024 and a current ratio of 2.03 at June 30, 2025, comparable to 2.16 a year ago. Our non-U.S. subsidiaries held $3.6 million in cash and cash equivalents at June 30, 2025, which we have determined to be permanently reinvested.

Summary of Cash Flows

At June 30, 2025, we held cash and cash equivalents of $76.2 million compared with $69.7 million at June 30, 2024. Cash and cash equivalents aggregated to 10.3% of our total assets at June 30, 2025, compared with 9.4% a year ago. In addition to cash and cash equivalents of $76.2 million, we had aggregated investments of $120.0 million at June 30, 2025 compared with $126.1 million at June 30, 2024. Our investments at June 30, 2025 are within U.S. Treasury bills and notes, which we expect will further enhance our returns on excess cash. Our U.S. Treasury bills with maturities of less than one year totaled $60.0 million while our U.S. Treasury notes with maturities ranging between one and two years totaled $60.0 million. We believe our cash, cash equivalents and investments are available to meet short-term liquidity needs.

The following table illustrates the main components of our cash flows during each of the last three fiscal years.

(in millions)	Fiscal Year Ended June 30,
	2025	2024	2023
Operating activities
Net income	$51.6	$63.8	$105.8
Non-cash operating lease cost	32.7	32.0	30.2
Restructuring and other charges, net of gains	0.3	(0.1)	(3.7)
Payments on restructuring and other charges, net of proceeds	(0.6)	(1.0)	(1.0)
Depreciation and amortization	15.5	16.0	15.6
Deferred income taxes and other non-cash items	1.6	1.2	0.6
Changes in operating assets and liabilities	(39.4)	(31.7)	(46.8)
Total provided by operating activities	$61.7	$80.2	$100.7

Investing activities
Capital expenditures	$(11.3)	$(9.6)	$(13.9)
Proceeds from sales of property, plant and equipment	-	-	9.9
Proceeds from sales of investments, net of purchases	8.9	(10.4)	(97.5)
Total used in investing activities	$(2.4)	$(20.0)	$(101.5)

Financing activities
Taxes paid related to net share settlement of equity awards	$(2.2)	$(2.1)	$(0.8)
Dividend payments	(50.1)	(50.3)	(46.4)
Proceeds from employee stock plans	-	0.5	0.1
Payments on financing leases and other	(0.3)	(0.4)	(0.5)
Total used in financing activities	$(52.6)	$(52.3)	$(47.6)

Our cash, cash equivalents and restricted cash increased $6.7 million or 9.6% during fiscal 2025 due to $61.7 million in net cash provided by operating activities and $8.9 million of proceeds from sales of investments, net of purchases, partially offset by $50.1 million in cash dividends paid, capital expenditures of $11.3 million and $2.2 million in taxes paid related to net share settlement of vested equity awards.

Cash Provided by Operating Activities

Cash provided by operating activities in fiscal 2025 was primarily attributable to net income, adjusted for non-cash items, partially offset by changes in working capital. We generated $61.7 million in cash from operating activities during fiscal 2025 compared with $80.2 million in the prior year. This decrease was due to lower net income and changes in working capital. Changes in working capital reflect an increase in prepaid expenses and a decline in accounts payable, primarily due to timing of payments. Restructuring payments made during fiscal 2025 of $0.6 million related primarily to severance while payments of $1.0 million in the prior year included $0.6 million related to the Vermont flood restoration efforts.

Cash Used in Investing Activities

Cash used in investing activities was $2.4 million during fiscal 2025, compared with $20.0 million in the prior year. During fiscal 2025, we had $8.9 million of proceeds from sales of investments, net of purchases, which represented $94.1 million of U.S. Treasuries that matured during the fiscal year of which $85.2 million was reinvested. The prior year included an outgoing $10.4 million of net purchases of investments, which related to $124.5 million of U.S. treasuries that matured during the year and were subsequently reinvested at a higher amount of $134.9 million. Capital expenditures during fiscal 2025 were $11.3 million compared with $9.6 million in the prior year as we further expanded our manufacturing facilities in Mexico, remodeled our hotel, built-out new retail design centers and continued to invest in new manufacturing equipment and technology.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Used in Financing Activities

Cash used in financing activities was $52.6 million during fiscal 2025 compared with $52.3 million in the prior year. Total dividends paid were $50.1 million, a decrease of 0.4% from a year ago due to a reduction in the special cash dividend paid, which went from $0.50 per share last year to $0.40 in the current year. The decrease in our special cash dividend was offset by an 8.3% increase in our regular quarterly dividend, which rose from $0.36 to $0.39 per share, effective May 2024. In addition, during fiscal 2025, a total of 70,495 shares valued at $2.2 million were repurchased from employees to satisfy their withholding tax obligations upon vesting of equity awards. This compared to $2.1 million repurchased for similar withholding tax obligations in the prior year period.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At June 30, 2025 we held $0.8 million of restricted cash related to the Ethan Allen insurance captive compared to $0.5 million in the prior year.

Exchange Rate Changes

Due to changes in exchange rates, our cash and cash equivalents were impacted by less than $0.1 million during fiscal 2025 compared with $0.3 million in the prior year period. These changes had an immaterial impact on our cash balances held in Canada, Mexico and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. As of June 30, 2025, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants, and had borrowing availability of $121.0 million of the $125.0 million credit commitment. See Note 12, Credit Agreement, to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K, for a further description of the Credit Agreement.

Letters of Credit. At both June 30, 2025 and 2024 there were $4.0 million of standby letters of credit outstanding under the Facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures during fiscal 2025 totaled $11.3 million compared with $9.6 million in the prior year. Current year capital expenditures related primarily to the further expansion of our manufacturing facilities in Mexico, new retail design centers, investments in technology, and remodeling costs associated with our hotel. During fiscal 2025, we further strengthened our vertically integrated enterprise through the purchase of property, plant and equipment for $1.6 million, which increased our manufacturing operations in Silao, Mexico. New design centers in Middleton, WI, Toronto, Canada, Watchung, NJ, and Peoria, AZ were opened during fiscal 2025 that showcase our unique style while combining complimentary interior design services with technology.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures at least for the next twelve months and foreseeable future.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Dividends. Our Board has the sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during fiscal 2025 as the following actions were taken pertaining to dividends.

●	On July 30, 2024, our Board declared a $0.40 per share special cash dividend in addition to our regular quarterly cash dividend of $0.39 per share, both paid on August 29, 2024

●	On October 29, 2024, our Board declared a regular quarterly cash dividend of $0.39 per share, which was paid on November 27, 2024

●	On January 28, 2025, our Board declared a regular quarterly cash dividend of $0.39 per share, which was paid on February 26, 2025

●	On May 5, 2025, our Board declared a regular quarterly cash dividend of $0.39 per share, which was paid on May 29, 2025

During fiscal 2025 we paid a total of $1.96 per share in cash dividends for an aggregate total of $50.1 million. This included the special dividend paid on August 29, 2024 totaling $10.2 million. In the prior year period, total dividends paid were $50.3 million. With our dividends, we have returned $721.3 million to shareholders since our initial public offering in 1993.

We have paid a special cash dividend each of the past five years and paid an annual cash dividend every year since 1996. Although we expect to continue to declare and pay quarterly cash dividends for the foreseeable future, the payment of future cash dividends is within the discretion of our Board and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants with certain limitations on our ability to pay dividends.

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program during fiscal 2025 or 2024. At June 30, 2025, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our share repurchase program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations

Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other material payments, the rate of written orders and net sales, levels of customer deposits on hand, as well as capital expenditures will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. At June 30, 2025, we had total contractual obligations of $182.8 million, down from $197.9 million a year ago primarily due to lower retail design center lease obligations and timing of purchase orders for the procurement of finished goods and raw materials.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our material cash requirements for our contractual obligations at June 30, 2025 were as follows:

●

Lease Obligations. We lease real estate for both retail design centers and home delivery centers and also have equipment leases for certain equipment. At June 30, 2025, we had operating and finance lease obligations of $146.3 million and $0.7 million, respectively, with $33.9 million and $0.4 million payable within the next 12 months, respectively. For more information, see Note 6, Leases, in the notes to consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

●

Open Purchase Orders. We had purchase obligations, defined as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased, of $21.0 million at June 30, 2025, comparable to $30.7 million in the prior year period. Our purchase obligations at June 30, 2025, all payable within 12 months, related to purchase orders for the procurement of selected finished goods sourced from third-party suppliers, lumber, fabric, leather and other raw materials used in our manufacturing. The decline in open purchase orders during fiscal 2025 was driven by timing of purchase requisitions, payments and a reduction in available backlog.

●

Long-term Debt. We had no outstanding borrowings under our revolving credit facility at June 30, 2025 and 2024, respectively. For more information, see Note 12, Credit Agreement, in the notes to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

●

Other Purchase Obligations. Other purchase commitments for services such as telecommunication, software, web development, financial and accounting services, insurance and other maintenance contracts was $14.8 million at June 30, 2025 compared with $14.9 million in the prior year period.

For a discussion of our liquidity and capital resources and our cash flow activities for the fiscal year ended June 30, 2024, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 23, 2024.

Other Arrangements

We do not utilize or employ any other arrangements in operating our business. As such, we do not maintain any retained or contingent interests, derivative instruments or variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

Product Warranties. At both June 30, 2025 and 2024, our product warranty liability totaled $1.0 million. Our products, including case goods, upholstery and home accents, generally carry explicit product warranties and are provided based on terms that are generally accepted in the industry. All our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience.

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

Impairment of Long-Lived Assets

The recoverability of long-lived assets, including those held by our retail design centers, is evaluated for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset or asset group. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, change in the intended use of an asset, a product recall or an adverse action or assessment by a regulator. If the sum of the estimated undiscounted future cash flows over the remaining life of the primary asset is less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted cash flow analysis or independent third-party appraisal of the asset or asset group. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail segment is the individual design center. For retail design center long-lived assets, expected cash flows are determined based on our estimate of future net sales, margin rates and expenses over the remaining expected terms of the leases.

Goodwill and Indefinite-Lived Intangible Assets

We review the carrying value of our goodwill and intangible assets with indefinite lives at least annually, during the fourth quarter, or more frequently if an event occurs or circumstances change, for possible impairment. Both goodwill and indefinite-lived intangible assets are assigned to our wholesale reporting unit which is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of our home furnishings and accents.

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

The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2025 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required. In performing the qualitative assessment, we considered such factors as macroeconomic conditions, industry and market conditions in which we operate, including the competitive environment and any significant changes in demand. We also considered our stock price both in absolute terms and in relation to peer companies.

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

We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2025 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required. Qualitative factors reviewed included a review for significant adverse changes in client demand or business climate that could affect the value of the asset, a product recall or an adverse action or assessment by a regulator.

Inventories

Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). At June 30, 2025 our inventory reserves totaled $1.5 million, which we estimate for excess quantities and obsolete items based on specific identification and historical write-downs, taking into account future demand and market conditions. Our inventory reserves contain uncertainties that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. We adjust our inventory reserves for net realizable value and obsolescence based on trends, aging reports, specific identification and estimates of future retail sales prices. If actual demand or market conditions change from our prior estimates, we adjust our inventory reserves accordingly throughout the period. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the periods presented. Our inventory reserves of $1.5 million at June 30, 2025 were down from $1.8 million a year ago primarily due to a decline in our inventory carrying levels combined with fewer returns and obsolete items.

Income Taxes

We are subject to income taxes in the U.S. and other foreign jurisdictions. Our effective tax rate for fiscal 2025 was 25.2% compared with 25.3% in the prior year. Our tax provision is an estimate based on our understanding of laws in Federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business, including ours. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

We use the asset and liability method to account for income taxes. We recognize deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective+ tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle those temporary differences. When we record deferred tax assets, we are required to estimate, based on forecasts of taxable earnings in the relevant tax jurisdiction, whether we are more likely than not to recover them. In making judgments about realizing the value of our deferred tax assets, we consider historic and projected future operating results, the eligible carry-forward period, tax law changes and other relevant considerations.

The Company evaluates, on a quarterly basis, uncertain tax positions taken or expected to be taken on tax returns for recognition, measurement, presentation, and disclosure in its financial statements. If an income tax position exceeds a 50% probability of success upon tax audit, based solely on the technical merits of the position, the Company recognizes an income tax benefit in its financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The liability associated with an unrecognized tax benefit is classified as a long-term liability except for the amount for which a cash payment is expected to be made or tax positions settled within one year. As of June 30, 2025, we had gross unrecognized tax benefits totaling $3.9 million, consistent with the year ago period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Business Insurance Reserves

We have insurance programs in place for workers’ compensation and healthcare under certain employee benefit plans provided by the Company. The programs, which are funded through self-insured retention, are subject to stop-loss limitations. We accrue estimated losses using actuarial models and assumptions based on historical loss experience. At June 30, 2025, we recorded a liability of $1.5 million for incurred but not reported healthcare claims and $4.5 million related to workers’ compensation claims. These business insurance reserves are recorded within Accrued compensation and benefits on our consolidated balance sheets. Although we believe that the reserves are adequate, the estimates are based on historical experience, which may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate reserves are based on numerous assumptions, some of which are subjective. We adjust insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

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

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. While we had no fixed or variable rate borrowings outstanding at June 30, 2025, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the Secured Overnight Financing Rate (“SOFR”). Based on our current and expected levels of exposed liabilities, we estimate that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

Cash and Cash Equivalents and Investments

The fair market value of our cash and cash equivalents at June 30, 2025 was $76.2 million while our investments (current and non-current) totaled $120.0 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. Treasuries with maturities ranging up to two years and are reported at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve appropriate investment returns consistent with preserving principal and managing risk. Pursuant to our established investment policy guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged at June 30, 2025. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and investments will continue to be immaterially affected by fluctuations in interest rates.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Foreign Currency Exchange Risk

Foreign currency exchange risk is primarily limited to our retail design centers located in Canada and manufacturing plants in Mexico and Honduras, as substantially all purchases of imported parts and finished goods are denominated in U.S. dollars. As such, foreign exchange gains or losses resulting from market changes in the value of foreign currencies have not had, nor are they expected to have, a material effect on our consolidated results of operations. A decrease in the value of foreign currencies relative to the U.S. dollar may affect the profitability of our vendors, but as we employ a balanced sourcing strategy, we believe any impact would be moderate relative to peers in our industry.

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

A hypothetical 10% weaker U.S. dollar against all foreign currencies at June 30, 2025 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

Duties and Tariffs Risk

During fiscal 2025, the U.S. announced its intention and took actions to increase tariffs at various rates, including on certain products imported from many countries and individualized higher tariffs on certain other countries. Other countries have announced reciprocal tariffs or other similar actions. In some cases, these tariffs have since been followed by announcements of limited exemptions and temporary pauses. Given these events, there continues to be significant uncertainty about the future relationship between the U.S. and other countries regarding such trade policies, treaties and tariffs.

We are exposed to risk with respect to tariffs assessed on raw materials, component parts and finished goods we import into the U.S. We are also subject to risks relating to other changes affecting imports, as we manufacture components and finished goods in Mexico and Honduras. Our upholstery products produced and exported out of our Mexican manufacturing facilities are compliant with the U.S.-Mexico-Canada Agreement, which reduces our exposure with Mexico. Our case goods products produced and exported out of our Honduras facility are subject to tariff, but are reduced based on the consumption of U.S. sourced raw material wood under the Central America-Dominican Republic Free Trade Agreement. With regards to our imported finished goods and select raw materials, our exposure is primarily concentrated on imported case goods from Indonesia, select fabrics from East Asia and imported home accent products, consisting mostly of lighting from China. Given the size of our imported business relative to the entire Company, the exposure to our cost of goods in fiscal 2025 was minimal. Additionally, we are exposed to tariffs on our finished goods that we export to Canada.

Based on information currently available to us, the recent introduction of additional tariffs by the U.S. and reciprocal tariffs by other countries is expected to result in incremental costs for our imported raw materials and finished goods. These higher costs are expected to impact certain of our margins and could lead to an increase in our retail selling prices. As duties rise and new tariffs are enacted, we will continually evaluate whether a retail price increase to help offset these incremental costs is warranted. Additionally, we believe our North America manufacturing (which represents approximately 75% of the furniture we sell) provides us with a strategic advantage to mitigate the impact of higher tariffs. By controlling more aspects of the production process within North America, we believe we can mitigate some of our vulnerability to disruptions and cost increases associated with importing materials and finished goods from tariff-affected regions.

We continue to work to determine our overall tariff cost exposure, the potential impact of retaliatory responses thereto, if any, and mitigation plans. Our inability to minimize the impact of tariffs on our raw material input costs, pass through price increases or find alternative sources for our raw materials, may have a material adverse impact on sales volume, earnings and liquidity. As such, we can make no assurances about the eventual impact on our consolidated operating results and business. To the extent that an increase in these operating costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact. For more information, see Item 1A. Risk Factors, under the heading of “Legal and Regulatory Risks”, of this Annual Report on Form 10-K.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Raw Materials and other Commodity Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, fabric and foam products. The cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil. We are also exposed to risk with respect to transportation costs, including shipping container and fuel prices, for delivering our products. Should commodity prices and transportation costs rise, we will determine whether a retail price increase to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. We believe any material inflationary impact on our product and operating costs would be partially offset by our ability to increase retail selling prices. We have been able to reduce certain manufacturing input costs by identifying lower cost alternatives in raw materials as well as implemented operational efficiencies, including reduced headcount, which have helped to minimize the impact of inflation.

Commercial Real Estate Market Risk

We have exposure to market risk related to conditions in the commercial real estate market. At June 30, 2025, there were 142 Company-operated retail design centers, of which 48 are owned and 94 leased. Our retail real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased properties. At June 30, 2025, the unamortized balance of such right-of-use assets totaled $109.2 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right-of-use asset in excess of its carrying value.

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

In addition, our consolidated financial statements as of June 30, 2025 and 2024 and for each of the years in the three-year period ended June 30, 2025, and the related notes, have been audited by CohnReznick LLP, an independent registered public accounting firm, whose report also appears in this Annual Report on Form 10-K.

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

Management (with the participation of the Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. The effectiveness of our internal control over financial reporting as of June 30, 2025 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ethan Allen Interiors Inc.

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We have also audited the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (U.S.) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of impairment of retail design center long-lived assets, including right-of-use lease assets (Note 3 to the Consolidated Financial Statements)

The Company reviews the carrying value of retail design center long-lived assets, which includes the right-of-use lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value. As discussed in Note 3 to the consolidated financial statements, as of June 30, 2025, Property, plant and equipment, net, was $210.2 million and the Operating lease right-of-use assets were $109.2 million. During the year ended June 30, 2025, the Company did not recognize any impairment charges.

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
August 22, 2025

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$76,178	$69,710
Investments, short-term	59,955	91,319
Accounts receivable, net	6,066	6,766
Inventories, net	140,893	142,040
Prepaid expenses and other current assets	26,841	22,848
Total current assets	309,933	332,683
Property, plant and equipment, net	210,238	215,258
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	109,173	114,242
Deferred income taxes	369	824
Investments, long-term	60,030	34,772
Other assets	2,228	2,010
TOTAL ASSETS	$737,099	$744,917

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$22,137	$27,400
Customer deposits	75,068	73,471
Accrued compensation and benefits	23,625	20,702
Current operating lease liabilities	27,403	27,387
Other current liabilities	4,618	4,736
Total current liabilities	152,851	153,696
Operating lease liabilities, long-term	96,263	100,897
Deferred income taxes	2,054	3,035
Other long-term liabilities	3,662	4,373
TOTAL LIABILITIES	$254,830	$262,001

Commitments and contingencies (See Note 21)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value; 150,000 shares authorized; 49,640 and 49,550 shares issued; 25,432 and 25,412 shares outstanding at June 30, 2025 and 2024, respectively	496	495
Additional paid-in-capital	389,672	388,104
Treasury stock, at cost: 24,208 and 24,138 shares at June 30, 2025 and 2024, respectively	(687,003)	(684,796)
Retained earnings	784,878	783,366
Accumulated other comprehensive loss	(5,688)	(4,189)
Total Ethan Allen Interiors Inc. shareholders' equity	482,355	482,980
Noncontrolling interests	(86)	(64)
TOTAL SHAREHOLDERS' EQUITY	482,269	482,916
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$737,099	$744,917

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share data)

	Fiscal Year Ended June 30,
	2025	2024	2023
Net sales	$614,649	$646,221	$791,382
Cost of sales	242,528	253,159	311,012
Gross profit	372,121	393,062	480,370

Selling, general and administrative expenses	309,790	315,148	346,894
Restructuring and other charges, net of gains	343	(77)	(3,720)
Operating income	61,988	77,991	137,196

Interest and other income, net	7,275	7,700	4,042
Interest and other financing costs	243	245	213
Income before income taxes	69,020	85,446	141,025

Income tax expense	17,424	21,630	35,218
Net income	$51,596	$63,816	$105,807

Per share data
Basic earnings per common share:
Net income per basic share	$2.02	$2.50	$4.15
Basic weighted average common shares	25,554	25,525	25,473

Diluted earnings per common share:
Net income per diluted share	$2.01	$2.49	$4.13
Diluted weighted average common shares	25,634	25,644	25,604

Comprehensive income
Net income	$51,596	$63,816	$105,807
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(678)	(1,866)	3,178
Other	(843)	420	503
Other comprehensive (loss) income, net of tax	(1,521)	(1,446)	3,681
Comprehensive income	$50,075	$62,370	$109,488

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$51,596	$63,816	$105,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,523	15,956	15,614
Stock-based compensation expense	1,527	1,450	1,288
Non-cash operating lease cost	32,748	31,959	30,235
Deferred income taxes	(525)	(205)	(1,182)
Restructuring and other charges, net of gains	343	(77)	(3,720)
Payments on restructuring and other charges, net of proceeds	(604)	(1,019)	(1,045)
Loss on disposal of property, plant and equipment	60	76	43
Other	438	(115)	455
Changes in operating assets and liabilities:
Accounts receivable, net	700	4,811	5,442
Inventories, net	1,116	6,194	27,309
Prepaid expenses and other current assets	(5,999)	(869)	5,570
Customer deposits	1,597	(4,294)	(43,315)
Accounts payable and accrued expenses	(5,204)	(1,732)	(8,787)
Accrued compensation and benefits	2,917	(2,833)	948
Operating lease liabilities	(34,450)	(32,981)	(31,013)
Other assets and liabilities	(87)	58	(2,985)
Net cash provided by operating activities	61,696	80,195	100,664

Cash Flows from Investing Activities
Capital expenditures	(11,268)	(9,606)	(13,885)
Proceeds from sales of property, plant and equipment	-	49	9,914
Proceeds from sales of investments	94,136	124,477	137,397
Purchases of investments	(85,225)	(134,911)	(234,949)
Net cash used in investing activities	(2,357)	(19,991)	(101,523)

Cash Flows from Financing Activities
Payment of cash dividends	(50,084)	(50,269)	(46,357)
Proceeds from employee stock plans	43	509	75
Taxes paid related to net share settlement of stock-based awards	(2,207)	(2,150)	(812)
Payments on financing leases and other	(351)	(421)	(497)
Net cash used in financing activities	(52,599)	(52,331)	(47,591)

Effect of exchange rate changes on cash and cash equivalents	(1)	(279)	201
Net increase (decrease) in cash, cash equivalents and restricted cash	6,739	7,594	(48,249)
Cash, cash equivalents and restricted cash at beginning of year	70,216	62,622	110,871
Cash, cash equivalents and restricted cash at end of year	$76,955	$70,216	$62,622

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$18,551	$19,947	$41,933
Cash paid during the year for interest	$54	$58	$31

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2022	49,360	$494	$384,782	24,037	$(681,834)	$(6,462)	$710,369	$(26)	$407,323
Net income	-	-	-	-	-	-	105,807	-	105,807
Common stock issued on share-based awards	2	-	75	-	-	-	-	-	75
Stock-based compensation expense	-	-	1,288	-	-	-	-	-	1,288
Restricted and performance stock unit vesting	64	-	1	33	(812)	-	-	-	(811)
Cash dividends declared	-	-	-	-	-	-	(46,357)	-	(46,357)
Other comprehensive (loss) income	-	-	-	-	-	3,677	-	4	3,681
Balance at June 30, 2023	49,426	$494	$386,146	24,070	$(682,646)	$(2,785)	$769,819	$(22)	$471,006
Net income	-	-	-	-	-	-	63,816	-	63,816
Common stock issued on share-based awards	20	-	509	-	-	-	-	-	509
Stock-based compensation expense	-	-	1,450	-	-	-	-	-	1,450
Restricted and performance stock unit vesting	104	1	(1)	68	(2,150)	-	-	-	(2,150)
Cash dividends declared	-	-	-	-	-	-	(50,269)	-	(50,269)
Other comprehensive (loss) income	-	-	-	-	-	(1,404)	-	(42)	(1,446)
Balance at June 30, 2024	49,550	$495	$388,104	24,138	$(684,796)	$(4,189)	$783,366	$(64)	$482,916
Net income	-	-	-	-	-	-	51,596	-	51,596
Common stock issued on share-based awards	2	-	43	-	-	-	-	-	43
Stock-based compensation expense	-	-	1,527	-	-	-	-	-	1,527
Restricted and performance stock unit vesting	88	1	(2)	70	(2,207)	-	-	-	(2,208)
Cash dividends declared	-	-	-	-	-	-	(50,084)	-	(50,084)
Other comprehensive (loss) income	-	-	-	-	-	(1,499)	-	(22)	(1,521)
Balance at June 30, 2025	49,640	$496	$389,672	24,208	$(687,003)	$(5,688)	$784,878	$(86)	$482,269

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At June 30, 2025, there were 142 Company-operated retail design centers with 137 located in the U.S. and five in Canada. We also have 45 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe.

We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since 1932. At June 30, 2025, we own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras. We also partner with various suppliers located in Europe, Asia, and other countries to import products that support our business.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At June 30, 2025 we held $0.8 million of restricted cash related to the Ethan Allen insurance captive compared to $0.5 million in the prior year.

Investments

Our investments at June 30, 2025 consist solely of U.S. Treasury bills and notes with maturities of two years or less. We classify our investments as available-for-sale debt investments and are held in the custody of major financial institutions. These short-term and long-term investments are recorded in our consolidated balance sheets at fair value. The fair value of our underlying investments is based on observable inputs and classified as Level 2. Unrealized gains and losses on these investments are included, net of tax, as a separate component of Accumulated other comprehensive loss. There were no material gross unrealized gains or losses on the investments at June 30, 2025 or 2024.

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for credit losses. The allowance for credit losses is based on a review of specifically identified accounts in addition to an overall aging analysis. On a monthly basis, we review all accounts as to their past due balances, as well as collectability of the outstanding trade accounts receivable for possible write-off. It is our policy to write-off accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we ship products only when our ability to collect payment from clients is deemed probable. At June 30, 2025 and 2024, the allowance for credit losses was immaterial.

Inventories

Inventories are stated at the lower of cost (on first-in, first-out basis) or net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e., material, labor and manufacturing overhead costs). We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. At June 30, 2025 and 2024, our inventory reserves were $1.5 million and $1.8 million, respectively.

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

Upon designation as an asset held for sale, the carrying value of the asset is recorded at the lower of its carrying value or its estimated fair value less estimated costs to sell, and the Company ceases depreciating the asset. As of June 30, 2025 and 2024, we did not have any assets held for sale.

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

Goodwill. When testing goodwill for impairment, we may elect to perform a qualitative analysis to determine whether it is more likely than not the fair value of the reporting unit is greater than its carrying value. In performing a qualitative assessment, we consider such factors as macro-economic conditions, industry and market conditions in which we operate including the competitive environment and significant changes in demand. We also consider our stock price both in absolute terms and in relation to peer companies. If the qualitative analysis indicates that it is more likely than not the fair value of our wholesale reporting unit is less than its carrying amount or if we elect not to perform a qualitative analysis, a quantitative analysis is performed to determine whether a goodwill impairment exists. The quantitative goodwill impairment analysis is used to identify potential impairment by comparing fair value of a reporting unit with its carrying amount using an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of our reporting units. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2025 using a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required.

Indefinite-Lived Intangible Assets (trade name). The fair value of our trade name, which is the Company’s only indefinite-lived intangible asset other than goodwill, is assessed annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. When testing for impairment, we may elect to perform a qualitative analysis to determine whether it is more likely than not the fair value of our trade name is greater than its carrying value. We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2025 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required.

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

Customer Deposits

In most cases we collect deposits from clients on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our clients, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. We had customer deposits of $75.1 million, $73.5 million and $77.8 million as of June 30, 2025, 2024, and 2023, respectively. We reduce the contract liability when we recognize revenue. During fiscal 2025, we recognized $71.9 million of revenue related to our contract liabilities reported at June 30, 2024. During fiscal 2024, we recognized $76.1 million of revenue related to our contract liabilities reported at June 30, 2023. We expect that substantially all of the customer deposits received as of June 30, 2025 will be recognized as revenue within the next twelve months as the performance obligations are satisfied.

Deferred Financing Fees

Deferred financing fees related to our credit facility are included in Prepaid expenses and other current assets (current portion) and Other assets (non-current portion) on our consolidated balance sheets and amortized as interest expense utilizing the effective interest method. Such amortization is included in Interest and other financing costs in the consolidated statements of comprehensive income over the remaining life of the credit facility.

Insurance

We maintain insurance coverage for significant exposures, as well as those risks that, by law, must be insured. In the case of the Company’s healthcare coverage for employees, we have an insurance program that includes a stop-loss insurance policy to protect from individual losses over a specified dollar value. Expenses related to this insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and the amount of claims filed, levels of IBNR, fluctuations in healthcare costs and changes to regulatory requirements. We recorded an estimated liability related to healthcare coverage of $1.5 million at June 30, 2025 and 2024, respectively. These liabilities are recorded within Accrued compensation and benefits on our consolidated balance sheets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We also carry workers’ compensation insurance subject to a deductible amount for which the Company is responsible on each claim. We recorded an estimated liability related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, of $4.5 million and $3.9 million at June 30, 2025 and 2024, respectively. The workers’ compensation insurance reserve is recorded within Accrued compensation and benefits on our consolidated balance sheets.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At June 30, 2025 and 2024, these amounts were immaterial.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Commissions. We capitalize commissions paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). We had prepaid commissions of $11.5 million, $11.5 million and $12.3 million as of June 30, 2025, 2024 and 2023, respectively. We expect to recognize the $11.5 million of prepaid commissions as of June 30, 2025 within selling expense in the next twelve months within our consolidated statements of comprehensive income.

Consumer Financing Program

The Ethan Allen Platinum Card program offers clients custom financing options. Financing offered through this program is administered by a third-party financial institution and is granted to our clients on a non-recourse basis to the Company. Clients may apply for an Ethan Allen Platinum Card at a design center or online at ethanallen.com. During fiscal 2025 and 2024, we offered no interest financing options to our clients.

Cost of Sales

Our cost of sales consist of the cost to manufacture our merchandise including materials, direct labor and overhead costs as well as the cost to purchase import products, including inbound freight.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses include the costs of selling our products and general and administrative costs. Selling expenses primarily consist of warehousing, delivery, commissions, advertising and compensation of employees performing various sales and designer functions. Occupancy costs, depreciation, compensation for administrative employees and other administrative costs are included in SG&A. All design center pre-opening costs are included in SG&A expenses and are expensed as incurred.

Advertising Expenses

Advertising expenses represent costs associated with our direct mailings, digital marketing and other mediums as well as those employees supporting our advertising campaigns. Total advertising costs were $17.7 million in fiscal 2025, $16.4 million in fiscal 2024 and $17.2 million in fiscal 2023. These amounts included advertising media expenses, outside agency fees, certain website related costs and photo and video production. Advertising costs from our direct mailers are expensed when provided to the carrier for distribution. Website, print and other advertising expenses, which include digital advertising, web creative content, national television and direct marketing activities such as print media, paid social campaigns and radio, are expensed as incurred or upon the release of the content or initial advertisement. Prepaid advertising costs were immaterial at June 30, 2025 and 2024, respectively.

Research and Development Costs

Research and development costs are charged to expense in the periods incurred and are included as a component of SG&A. Expenditures for research and development costs were immaterial in each fiscal year presented.

Interest and Other Income, Net

Interest and other income, net includes interest income on investments, foreign currency gains or losses and other income or expense incurred outside our normal course of business. Total interest income on investments was $7.5 million, $7.4 million and $4.2 million, respectively, in fiscal 2025, 2024 and 2023.

Interest and Other Financing Costs

Interest expense and other financing costs are primarily from the amortization of deferred financing fees. Interest expense was immaterial for fiscal 2025, 2024 and 2023.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Stock-Based Compensation

Stock-based compensation expense is included within SG&A expenses. Tax benefits associated with our stock-based compensation arrangements are included within income tax expense.

The Company estimates the fair value of stock-based awards at the time of grant using the following methods:

●

Stock Options. Black-Scholes option pricing model. This model requires management to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected life). Expected volatility is based on the historical volatility of our stock and other contributing factors. The risk-free rate of return is based on the U.S. Treasury bill rate extrapolated to the term matching the expected life of the grant. The dividend yield is based on the annualized dividend rate at the grant date relative to the grant date stock price. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data.

●

Non-Performance based Restricted Stock Units. Discounted cash flow model. This model requires management to make certain assumptions with respect to model inputs including anticipated future dividends not paid during the restriction period, and a discount for lack of marketability for a one-year holding period after vesting. The lack of marketability discount used is the present value of a future put option using the Chaffe model.

●

Performance-based Units. Discounted cash flow model. This model requires using as inputs the risk-free rate of return as the discount rate, dividend yield for dividends not paid during the restriction period, and a discount for lack of marketability for a one-year post-vest holding period. Performance-based units require management to make assumptions regarding the likelihood of achieving Company performance targets on a quarterly basis. The number of performance-based units that vest will be predicated on the Company achieving these performance levels. A change in the financial performance levels the Company achieves could result in changes to our current estimate of the vesting percentage and related stock-based compensation.

●

Market-based Performance Units. Monte Carlo valuation model. The Monte Carlo model incorporates more complex variables than closed-form models such as the Black-Scholes option valuation model used for stock option grants. The Monte Carlo valuation model simulates a distribution of stock prices to yield an expected distribution of stock prices over the remaining performance period, which will be used to determine our expected performance ranking relative to our peer group. The stock-paths are simulated using volatilities calculated with historical information using data from a look-back period that is equal to the vesting period. The model assumes a zero-coupon, risk-free interest rate with a term equal to the vesting period. The simulations are repeated many times and the mean of the discounted values is calculated as the grant date fair value for the award. The final payout of the award as calculated by the model is then discounted back to the grant date using the risk-free interest rate. We expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied.

As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based primarily on historical experience. Windfall tax benefits, defined as tax deductions that exceed recorded stock-based compensation, are classified as cash inflows from operating activities. The value of the portion of the equity-based awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of comprehensive income.

Foreign Currency Translation

The functional currency of each Company-operated foreign location is the respective local currency. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Resulting translation adjustments are reported as a component of Accumulated other comprehensive loss within shareholders’ equity. Foreign currency transaction gains and losses associated with translating assets and liabilities denominated in a currency that is different than a subsidiary’s functional currency are recorded in Interest and other income, net in our consolidated statements of comprehensive income.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Earnings Per Share

We compute basic EPS by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated similarly, except that the weighted average outstanding shares are adjusted to include the effects of converting all potentially dilutive stock-based awards issued under our employee stock plans. The number of potential common shares outstanding are determined in accordance with the treasury stock method to the extent they are dilutive. For the purpose of calculating EPS, common shares outstanding include common shares issuable upon the exercise of outstanding stock-based compensation awards. Under the treasury stock method, the exercise price paid by the optionee and future stock-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

Recent Accounting Pronouncements

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability to our consolidated financial statements.

New Accounting Standards or Updates Adopted in Fiscal 2025

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities to provide enhanced disclosures about significant segment expenses. We adopted ASU 2023-07 for the fiscal year ended June 30, 2025 and have applied it retrospectively to all prior periods presented in our consolidated financial statements, which did not result in a change to our current or previously reported financial results. Refer to Note 20, Segment Information, in the accompanying notes to the consolidated statements for further detail.

Recent Accounting Standards or Updates Not Yet Effective

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. This ASU will be effective for us beginning with annual disclosures in fiscal 2026 and then interim periods beginning in fiscal 2027. We expect the adoption of this accounting standard will modify our income tax disclosures, but we do not expect it to have a material impact on our consolidated financial statements.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain income statement expense captions into specified categories to be disclosed within the notes to the financial statements but does not change the expense captions on the income statement. The amendments in this ASU are to be applied prospectively, although retrospective application is permitted, and is effective for our annual financial statements starting in fiscal 2028 with interim periods starting in fiscal 2029, with early adoption permitted. We are currently evaluating the impact that this accounting standard will have on our consolidated financial statements and related notes.

No other new accounting pronouncements issued or effective as of June 30, 2025 have had or are expected to have a material impact on our consolidated financial statements and related disclosures.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(4)	Revenue Recognition

The following table disaggregates our net sales by product category by segment for each fiscal year (in thousands):

	Fiscal Year Ended June 30,
	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$184,123	$250,461	$(133,775)	$300,809
Case goods(3)	113,862	136,581	(74,914)	175,529
Accents(4)	66,071	109,548	(58,861)	116,758
Other(5)	(4,999)	26,552	-	21,553
Fiscal 2025	$359,057	$523,142	$(267,550)	$614,649

Upholstery(2)	$184,699	$255,607	$(132,708)	$307,598
Case goods(3)	120,743	141,737	(74,316)	188,164
Accents(4)	70,518	113,021	(58,392)	125,147
Other(5)	(4,873)	30,185	-	25,312
Fiscal 2024	$371,087	$540,550	$(265,416)	$646,221

Upholstery(2)	$224,272	$318,131	$(163,589)	$378,814
Case goods(3)	149,664	180,079	(93,022)	236,721
Accents(4)	82,181	129,385	(64,153)	147,413
Other(5)	(6,526)	34,960	-	28,434
Fiscal 2023	$449,591	$662,555	$(320,764)	$791,382

(1)	The Eliminations column in the table above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

(4)

Accents includes items such as window treatments and drapery hardware, wall décor, florals, lighting, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, flooring, wall coverings and outdoor furnishings.

(5)

Other includes product delivery sales, our hotel revenues, sales of third-party furniture protection plans and other miscellaneous product sales less prompt payment discounts, sales allowances and other incentives.

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At June 30, 2025 and 2024, we have categorized our investments as Level 2 assets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at June 30, 2025 or 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and 2024. We did not have any transfers between levels of fair value measurements during the periods presented.

		Fair Value Measurements at June 30, 2025
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$33,279	$-	$-	$33,279
U.S. Treasury bills (2)	Investments, short-term	-	59,955	-	59,955
U.S. Treasury notes (2)	Investments, long-term	-	60,030	-	60,030
Total		$33,279	$119,985	$-	$153,264

		Fair Value Measurements at June 30, 2024
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$33,487	$-	$-	$33,487
U.S. Treasury bills (2)	Investments, short-term	-	91,319	-	91,319
U.S. Treasury notes (2)	Investments, long-term	-	34,772	-	34,772
Total		$33,487	$126,091	$-	$159,578

(1)	Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

(2)	We have current and non-current debt securities (U.S. Treasury bills and notes) intended to enhance returns on our cash as well as to fund future obligations.

There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2025 or 2024.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings at June 30, 2025 and 2024. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

(6)	Leases

We recognize leases on our consolidated balance sheets as a ROU asset and a lease liability. We have operating leases for many of our design centers that expire at various dates through fiscal 2040. We also lease certain tangible assets, including computer equipment and vehicles with initial lease terms ranging from two to five years. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. For purposes of measuring our ROU asset and lease liability, we determine our incremental borrowing rate by computing the rate of interest that we would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) at an amount equal to the total lease payments and (iv) in a similar economic environment.

The Company's lease terms and discount rates are as follows:

	June 30,
	2025	2024
Weighted average remaining lease term (in years)
Operating leases	5.6	5.6
Financing leases	1.8	2.8
Weighted average discount rate
Operating leases	6.0%	5.8%
Financing leases	5.6%	5.6%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table discloses the location and amount of our operating and financing lease assets and liabilities within our consolidated balance sheets (in thousands):

		June 30,
	Consolidated Balance Sheet Location	2025	2024
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$109,173	$114,242
Financing leases	Property, plant and equipment, net	630	930
Total lease assets		$109,803	$115,172
Liabilities
Current:
Operating leases	Current operating lease liabilities	$27,403	$27,387
Financing leases	Other current liabilities	371	336
Noncurrent:
Operating leases	Operating lease liabilities, long-term	96,263	100,897
Financing leases	Other long-term liabilities	319	658
Total lease liabilities		$124,356	$129,278

The ROU assets by segment are as follows (in thousands):

	June 30,
	2025	2024
Retail	$109,173	$114,242
Wholesale	630	930
Total ROU assets	$109,803	$115,172

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Fiscal Year Ended June 30,
	Statements of Comprehensive Income Location	2025	2024
Operating lease cost(1)	SG&A expenses	$32,748	$31,959
Financing lease cost
Depreciation of property	SG&A expenses	346	453
Interest on lease liabilities	Interest expense and other financing costs	47	33
Short-term lease cost(2)	SG&A expenses	216	85
Variable lease cost(3)	SG&A expenses	9,983	9,710
Less: Sublease income	SG&A expenses	(1,636)	(1,371)
Total lease expense		$41,704	$40,869

(1)	Lease expense for operating leases consists of both fixed and variable components. Expenses related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and instead expensed on a straight-line basis over the lease term.

(3)

Variable lease payments are generally expensed as incurred, where applicable, and include certain index-based changes in rent, certain non-lease components such as maintenance, real estate taxes, insurance and other services provided by the lessor, and other charges included in the lease. In addition, certain of our equipment lease agreements include variable lease payments, which are based on the usage of the underlying asset. The variable portion of payments are not included in the initial measurement of the asset or liability due to uncertainty of the payment amount and recorded as expense in the period incurred.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table reconciles the undiscounted future minimum lease payments (by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets at June 30, 2025 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2026	$33,917	$398
2027	28,218	326
2028	24,979	-
2029	20,363	-
2030	13,677	-
Thereafter	25,098	-
Total undiscounted future minimum lease payments	146,252	724
Less: imputed interest	(22,586)	(34)
Total present value of lease obligations(1)	$123,666	$690

(1)	We had no future commitments under short-term operating lease agreements as of June 30, 2025.

At June 30, 2025, we had one retail design center operating lease which has not yet commenced and is therefore not part of the tables above nor included in the lease ROU assets and liabilities. This lease will commence when we obtain possession of the underlying leased asset, which is expected to be during the first quarter of fiscal 2026. The operating lease is for a period of five years and has aggregate undiscounted future lease payments of $1.0 million. At June 30, 2025, we did not have any financing leases that had not commenced.

Other supplemental information for our leases is as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34,450	$32,981
Operating cash flows from financing leases	$351	$421
Operating lease assets obtained in exchange for new operating lease liabilities	$22,618	$23,690
Financing lease obligations obtained in exchange for new financing lease assets	$47	$780

We sublease a select number of our leased locations, which generally match those of the leases we have with the lessor. At June 30, 2025, future minimum leases payments due to us under those subleases were as follows (in thousands):

Sublease
Fiscal Year	Income
2026	$1,504
2027	1,194
2028	791
2029	772
2030	633
Thereafter	1,027
Total future minimum sublease income	$5,921

(7)	Investments

We have investments in debt securities intended to enhance returns on our cash as well as to fund future obligations. Our short-term investments consist of U.S. Treasury bills, with maturities of less than one year, and total $60.0 million at June 30, 2025. Our long-term investments consist of U.S. Treasury notes, with maturities ranging between one and two years, and total $60.0 million at June 30, 2025. During fiscal 2025, we had $94.1 million of U.S. Treasuries that matured, which were subsequently reinvested for $85.2 million. All unrealized gains and losses are included in Accumulated other comprehensive loss within our consolidated balance sheets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our debt securities are presented below in accordance with their stated maturities:

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Due within one year	$59,952	$66	$(63)	$59,955
Due within one and two years	59,941	95	(6)	60,030
Total	$119,893	$161	$(69)	$119,985

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Due within one year	$89,997	$1,322	$-	$91,319
Due within one and two years	34,894	-	(122)	34,772
Total	$124,891	$1,322	$(122)	$126,091

(8)	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value and are summarized as follows (in thousands):

	June 30,
	2025	2024

Finished goods	$106,643	$107,835
Work in process	13,713	11,752
Raw materials	22,071	24,249
Inventory reserves	(1,534)	(1,796)
Inventories, net	$140,893	$142,040

(9)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	June 30,
	2025	2024

Land and improvements	$77,971	$77,049
Building and improvements	369,184	365,380
Machinery and equipment	121,367	119,434
Property, plant and equipment, gross	568,522	561,863
Less: accumulated depreciation and amortization	(358,284)	(346,605)
Property, plant and equipment, net	$210,238	$215,258

We recorded depreciation and amortization expense of $15.5 million, $16.0 million and $15.6 million in fiscal 2025, 2024 and 2023, respectively.

(10)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At June 30, 2025 and 2024, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which are assigned to our wholesale reporting unit. Our wholesale reporting unit is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2025 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required. We also performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2025 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required. In performing the qualitative assessments, we considered factors such as macroeconomic conditions, industry and market conditions in which we operate including the competitive environment, significant adverse changes in client demand, a product recall or an adverse action or assessment by a regulator. We also considered our stock price both in absolute terms and in relation to peer companies.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(11)	Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains, were as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Gain on sale-leaseback transaction(1)	$(218)	$(2,620)
Orleans, Vermont flood(2)	92	2,243
Severance and other charges(3)	469	300
Total Restructuring and other charges, net of gains	$343	$(77)

(1)

On August 1, 2022, we completed a sale-leaseback transaction with an independent third party for the land, building and related fixed assets of a retail design center which resulted in a deferred gain of $5.2 million to be amortized over the term of the operating lease agreement which expired on July 31, 2024.

(2)

In July 2023, our wood furniture manufacturing operations located in Orleans, VT sustained damage from flooding of a nearby river. Total losses incurred during fiscal 2024 were $2.2 million, net of insurance recoveries and grant proceeds. An additional loss of $0.1 million was recorded during fiscal 2025 due to repairs completed on equipment that was previously damaged during the flood.

(3)

Included within severance and other charges during fiscal 2025 was $0.1 million from a fire within our Vermont sawmill. The temporary disruption caused by the June 2025 fire did not have a material impact on our operations as the facility resumed operations by early July. Losses incurred were from the disposal of damaged inventory, inoperable equipment from fire damage, facility cleanup and restoration. We are working through insurance to recover a portion of our losses incurred and have recorded a $0.1 million reserve at June 30, 2025.

Restructuring payments during fiscal 2025 were $0.6 million, which were primarily for severance. The restructuring balance at June 30, 2025 was $0.2 million and is anticipated to be paid during fiscal 2026.

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

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.0 million at June 30, 2025 and 2024.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYFRB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility as of June 30, 2025 and 2024 or at any time during fiscal 2025 and 2024. Since we had no outstanding borrowings during fiscal 2025 and 2024, there was no associated interest expense during fiscal 2025 and 2024.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal 2025 or 2024, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At both June 30, 2025 and 2024, we were in compliance with all the covenants under the Facility.

Letters of Credit. At both June 30, 2025 and 2024, there were $4.0 million of standby letters of credit outstanding under the Facility.

(13)	Other Current and Long-term Liabilities

The following table summarizes the nature of the amounts within Other current liabilities (in thousands):

	June 30,
	2025	2024

Unrecognized tax benefits	$996	$844
Income taxes payable	520	541
Deferred liability, short-term	-	218
Financing lease liabilities, short-term	371	336
Consumer financing program rebate	250	250
Other current liabilities	2,481	2,547
Other current liabilities	$4,618	$4,736

The following table summarizes the nature of the amounts within Other long-term liabilities (in thousands):

	June 30,
	2025	2024

Unrecognized tax benefits	$2,927	$3,044
Financing lease liabilities, long-term	319	658
Consumer financing program rebate	229	479
Other long-term liabilities	187	192
Other long-term liabilities	$3,662	$4,373

(14)	Income Taxes

Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Income tax expense were as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
U.S. operations	$68,727	$83,362	$138,941
Non-U.S. operations	293	2,084	2,084
Income before income taxes	$69,020	$85,446	$141,025

U.S. operations	$16,753	$21,001	$34,679
Non-U.S. operations	671	629	539
Total income tax expense	$17,424	$21,630	$35,218
Effective tax rate	25.2%	25.3%	25.0%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of income tax expense were as follows (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Current:
U.S. Federal	$14,686	$16,754	$29,139
U.S. State and Local	3,044	4,150	7,076
Foreign	219	931	185
Total current	17,949	21,835	36,400
Deferred:
U.S. Federal	(980)	(20)	(1,362)
U.S. State and Local	3	117	(174)
Foreign	452	(302)	354
Total deferred	(525)	(205)	(1,182)
Total income tax expense	$17,424	$21,630	$35,218

The following is a reconciliation of our effective tax rate to the U.S. federal income tax rate (in thousands):

	Fiscal Year Ended June 30,
	2025		2024		2023
Income tax expense at U.S. Federal statutory tax rate	$14,494	21.0%	$17,944	21.0%	$29,616	21.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of U.S. federal income benefit	2,237	3.2%	2,749	3.2%	5,203	3.7%
Change in valuation allowance	500	0.7%	491	0.6%	-	-
Foreign derived intangible income deduction	(91)	(0.1% )	(137)	(0.2% )	428	0.3%
Unrecognized tax benefits	122	0.2%	709	0.8%	(229)	(0.2% )
Stock-based compensation	219	0.3%	228	0.3%	5	-
Other, net	(57)	(0.1% )	(354)	(0.4% )	195	0.2%
Total income tax expense (and corresponding effective tax rate)	$17,424	25.2%	$21,630	25.3%	$35,218	25.0%

The significant components of deferred tax assets and liabilities were as follows (in thousands):

	June 30,
	2025	2024
Assets
Operating lease liabilities	$30,828	$32,050
Employee compensation	2,607	2,196
Stock-based compensation	157	119
Net operating loss carryforwards	1,075	837
Property, plant and equipment, net	1,688	915
Valuation allowance	(991)	(491)
Other	2,670	3,185
Total deferred tax assets	$38,034	$38,811

Liabilities
Operating lease right-of-use assets	$(27,234)	$(28,490)
Intangible assets other than goodwill	(9,001)	(9,014)
Commissions	(2,852)	(2,868)
Other	(632)	(650)
Total deferred tax liabilities	(39,719)	(41,022)
Net deferred tax liabilities	$(1,685)	$(2,211)

The deferred tax assets at June 30, 2025 associated with net operating loss carryforwards and the related expiration dates are as follows (in thousands):

	Deferred	Net Operating
	Tax Assets	Loss Carryforwards	Expiration
Various U.S. net operating losses	$607	$10,000	Fiscal 2030-2045
Canada net operating loss	$468	$1,766	Fiscal 2039-2045

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance. A valuation allowance must be established for deferred tax assets when it is more likely than not that assets will not be realized. The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. Our forecasts are based on our best estimate of expected trends resulting from certain leading economic indicators. The realization of deferred income tax assets is dependent on future events. Actual results may vary from management's forecasts, which could result in adjustments to the valuation allowance on deferred tax assets in future periods.

At June 30, 2025, the Company’s deferred tax assets were subject to a $1.0 million valuation allowance, an increase from $0.5 million in the prior year period. During fiscal 2025, we recorded an additional $0.5 million valuation allowance in our Retail segment on the Canada deferred tax assets that are now not considered more likely than not to be realized. At June 30, 2024, the Company’s deferred tax assets were subject to a $0.5 million valuation allowance in our U.S. wholesale segments on state and local deferred tax assets held by our Lake Avenue Associates, Inc. wholly-owned subsidiary.

Uncertain Tax Positions

We recognize interest and penalties related to income tax matters as a component of income tax expense. As of June 30, 2025, we had gross unrecognized tax benefits totaling $3.9 million, consistent with the year ago period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including related interest and penalties is as follows (in thousands):

	June 30,
	2025	2024
Beginning balance	$3,888	$3,000
Additions for current year tax positions	597	891
Additions for tax positions of prior years	352	335
Reductions resulting from lapse of applicable statute of limitations	(800)	(338)
Reductions related to settlements with taxing authorities	(114)	-
Ending balance	$3,923	$3,888

We had $0.6 million and $0.5 million accrued for interest and penalties as of June 30, 2025 and 2024, respectively. If the $3.9 million of unrecognized tax benefits and related interest and penalties at June 30, 2025 were recognized, approximately $3.2 million would be recorded as a benefit to income tax expense. It is reasonably possible that various issues relating to approximately $1.0 million of the total gross unrecognized tax benefits at June 30, 2025 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, approximately $0.8 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S., various state, and foreign jurisdictions. In the normal course of business, our tax filings are subject to examination by federal, state, and foreign taxing authorities. As of June 30, 2025, our U.S. federal income tax return for the tax year of 2022 through the current period remain subject to examination. In addition, we conduct business in various states which are subject to audit from fiscal year 2018 to the current year. Our foreign operations are subject to examination from the 2021 year through the current period in Canada and from the 2018 year through the current period in Mexico. We are not subject to income tax in Honduras.

On July 4, 2025, the U.S. President signed into law H.R.1, A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes certain changes to U.S. federal tax laws, including provisions allowing accelerated tax deductions for qualified expenditures. We are in the process of evaluating the impact of the OBBBA on us, but based on the information currently available to us, we do not believe it will have a material impact on our consolidated financial statements.

(15)	Shareholders’ Equity

Shares Authorized for Issuance

Our authorized capital stock consists of 150,000,000 shares of common stock, par value $0.01 per share, and 1,055,000 shares of Preferred Stock, par value $0.01 per share. The Board of Directors may provide for the issuance of all or any shares of Preferred Stock in one or more classes or series, and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such class or series and as may be permitted by the General Corporation Law of the State of Delaware. At June 30, 2025 and 2024, there were no shares of Preferred Stock issued or outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Share Repurchase Program

There were no share repurchases under the Company’s existing multi-year share repurchase program during fiscal 2025, 2024 or 2023. At June 30, 2025, we had a remaining Board authorization to repurchase 2,007,364 shares of our common stock pursuant to our share repurchase program. There is no expiration date on the repurchase authorization. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Dividends

We paid four regular quarterly cash dividends and a special cash dividend during fiscal 2025. Total cash dividends paid to shareholders in fiscal 2025 were $1.96 per share and totaled $50.1 million. During fiscal 2024, total cash dividends paid were $50.3 million.

(16)	Earnings Per Share

The following is a reconciliation of the numerators and denominators used in our computations of basic and diluted EPS:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2025	2024	2023
Numerator (basic and diluted):
Net income available to common shareholders	$51,596	$63,816	$105,807
Denominator:
Basic weighted average shares common shares outstanding	25,554	25,525	25,473
Dilutive effect of stock options and other share-based awards (1)	80	119	131
Diluted weighted average shares common shares outstanding	25,634	25,644	25,604
Earnings per share:
Basic	$2.02	$2.50	$4.15
Diluted	$2.01	$2.49	$4.13

(1) Dilutive potential common shares consist of stock options, restricted stock units and performance units.

At June 30, 2025, 2024 and 2023, total stock-based awards of 46,713, 26,582 and 39,065, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

At June 30, 2025, 2024 and 2023, the number of performance units excluded from the calculation of diluted EPS was 142,178, 142,535 and 92,638 respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

(17)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on investments, net of tax. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Our investments at June 30, 2025 and 2024, respectively, consist of U.S. Treasuries with maturities of two years or less. All unrealized gains and losses are included, net of tax, in Accumulated other comprehensive loss, within the consolidated balance sheets. The tax effect of unrealized gains included in accumulated other comprehensive loss was less than $0.1 million and $0.1 million at June 30, 2025 and 2024, respectively.

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30,
	2025	2024
Accumulated foreign currency translation adjustments	$(5,763)	$(5,085)
Accumulated unrealized gains on investments, net of tax	75	896
	$(5,688)	$(4,189)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	Fiscal Year Ended June 30,
	2025	2024
Beginning balance at July 1	$(4,189)	$(2,785)
Other comprehensive loss, net of tax	(1,521)	(1,446)
Less amounts attributable to noncontrolling interests	22	42
Ending balance at June 30	$(5,688)	$(4,189)

(18)	Stock-Based Compensation

The Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”) provides for the grant of stock-based awards including stock options, restricted stock and stock units. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options, however no SARs have been issued to date. All stock-based awards are approved by the Compensation Committee of the Board of Directors after consideration of the recommendations proposed by the Chief Executive Officer. Company policy requires an additional one-year holding period beyond the service vest date for executive officers and Board of Directors. Under this Plan, the initial aggregate number of shares of common stock that may be issued through awards of any form was 6,487,867 shares. At June 30, 2025, there were 1,198,196 shares of common stock available for future issuance pursuant to the Plan.

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants. Stock-based compensation expense is recorded in SG&A expenses in the consolidated statement of income (in thousands):

	Fiscal Year ended June 30,
	2025	2024	2023
Stock options	$119	$94	$64
Restricted stock units	603	484	391
Performance stock units	805	872	833
Total stock-based compensation expense	$1,527	$1,450	$1,288
Tax benefit	$127	$131	$277

At June 30, 2025, $1.5 million of total unrecognized compensation expense related to non-vested stock-based awards is expected to be recognized over a weighted average period of 1.7 years. There was no stock-based compensation capitalized at June 30, 2025 and 2024.

Stock Options

All stock options granted have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service. We granted 16,650 stock options at an exercise price of $30.03 to our non-employee directors during fiscal 2025. These options vest in three annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on our Board. There were no stock option awards granted to employees during fiscal 2025, 2024 or 2023.

The assumptions used to calculate the fair value of stock options granted using the Black-Scholes option pricing model during each fiscal year are presented below:

	Fiscal Year Ended June 30,
	2025	2024	2023
Volatility	41.7%	40.5%	41.6%
Risk-free rate of return	3.72%	3.98%	2.92%
Dividend yield	4.93%	4.70%	4.25%
Expected average life (years)	5.3	5.5	4.9
Weighted average grant date fair value	$7.35	$8.65	$5.98
Fair value as a % of exercise price	24.5%	24.8%	23.9%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A summary of stock option activity is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (yrs)	($ in thousands)
Outstanding at June 30, 2024	104,147	$24.92	5.4	$470
Granted	16,650	$30.03
Exercised	(1,665)	$26.19
Canceled (forfeited/expired)	(11,712)	$24.92
Outstanding at June 30, 2025	107,420	$25.69	5.7	$431
Vested and exercisable at June 30, 2025	74,555	$23.61	4.6	$412

We received proceeds from stock option exercises of less than $0.1 million, $0.5 million, and $0.1 million during fiscal 2025, 2024 and 2023, respectively.

The aggregate intrinsic value of stock options exercised was less than $0.1 million, $0.1 million, and less than $0.1 million in fiscal 2025, 2024, and 2023, respectively. At June 30, 2025, $0.1 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 1.7 years.

Restricted Stock Units (“RSUs”)

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

A summary of RSU activity is presented below.

		Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding at June 30, 2024	46,308	$23.42
Granted	23,399	$24.04
Vested	(20,282)	$22.68
Canceled (forfeited)	(3,162)	$23.85
Outstanding at June 30, 2025	46,263	$24.02

The weighted average grant date fair value of the RSUs that were awarded in fiscal 2025, 2024, and 2023 were $24.04, $28.58, and $19.48 per share, respectively. At June 30, 2025, $0.6 million of total unrecognized compensation expense related to non-vested RSUs is expected to be recognized over a weighted average remaining period of 1.7 years.

Performance Stock Units (“PSUs”)

Under the Plan, the Compensation Committee of the Board of Directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. The awards are offered at no cost to the employees. In the event of an employee's termination during the performance period, the right to earn shares under this program is forfeited.

During fiscal 2025, we granted 92,669 PSUs, and we also have PSU awards outstanding from grants in fiscal 2024 and fiscal 2023. Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other peer public companies (20%). The performance share opportunity ranges from 62% of the employee's target award if minimum performance requirements are met to a maximum of 138% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table summarizes PSU activity at the maximum award amounts:

		Weighted Average
	Performance	Grant Date
	Stock Units	Fair Value
Outstanding at June 30, 2024	365,841	$22.27
Granted	92,669	$23.06
Vested	(68,250)	$17.21
Canceled (forfeited)	(53,254)	$18.87
Outstanding at June 30, 2025	337,006	$24.05

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

The following table presents the fair value of PSUs granted for each of the past three fiscal years:

	Fiscal Year Ended June 30,
Vesting based on:	2025	2024	2023
Performance goals(1)	$22.52	$27.20	$18.25
Market conditions(2)	$25.49	$29.21	$21.07

(1) Represents the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest

(2) Based on the Monte Carlo valuation model

At June 30, 2025, $0.8 million of total unrecognized compensation expense related to non-vested PSUs is expected to be recognized over a weighted average remaining period of 1.8 years.

Stock-based compensation expense related to PSUs recognized in our consolidated statements of comprehensive income are presented in the following table (in thousands).

	Fiscal Year Ended June 30,
	2025	2024	2023
Fiscal 2021 grants	$-	$-	$236
Fiscal 2022 grants	-	384	317
Fiscal 2023 grants	317	321	280
Fiscal 2024 grants	196	167	-
Fiscal 2025 grants	292	-	-
Total expense	$805	$872	$833

(19)	Employee Retirement Programs

The Company established its Ethan Allen Retirement Savings Plan (the “401(k) Plan”) in 1994. The 401(k) Plan is a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). All full-time U.S. employees of the Company are eligible to participate in the Plan on the first day of employment. Each year, participants may contribute up to 100% of their eligible annual compensation, subject to annual limitations established by the IRC. We may, at our discretion, make matching and profit-sharing contributions to the 401(k) Plan on behalf of each eligible participant. All participants shall cliff vest 100% of Company-matching and profit-sharing contributions received after three years of service. Total defined contribution plan expense incurred by the Company in matching and profit-sharing contributions to employee 401(k) accounts during fiscal 2025, 2024 and 2023, was $2.3 million, $2.3 million and $2.7 million, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(20)	Segment Information

Ethan Allen conducts business globally and has strategically aligned its business into two reportable segments: Wholesale and Retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. Our operating segments are aligned with how the Company, including our chief operating decision maker (the “CODM”) who is our Chairman of the Board, President and Chief Executive Officer, evaluates the operating results and performance of the business.

Wholesale Segment. The wholesale segment is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of our broad range of home furnishings and accents. Wholesale revenue is recorded upon the shipment of our products to our retail network of independently operated design centers, Company-operated design centers, and other third-party contract business clients. Our wholesale segment’s net sales to Company-operated design centers are eliminated in consolidation.

Retail Segment. The retail segment sells home furnishings and accents to clients through 142 Company-operated design centers. Ethan Allen design centers are typically located in retail settings as freestanding destinations or as part of town centers, lifestyle centers, and suburban shopping malls, and average approximately 14,000 square feet in size. The geographic distribution of our retail design center locations is disclosed under Item 2, Properties, contained in Part I of this Annual Report on Form 10-K.

Intersegment. We account for intersegment sales transactions between our segments consistent with independent third-party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our retail segment is included within our wholesale segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on revenue from independent third-party transactions.

We evaluate the performance of our two segments based upon net sales and operating income in order to allocate resources. Segment operating income is based on operating income before interest and other financing costs, interest and other income, net and income tax expense. The CODM assesses performance by regularly reviewing each segment’s significant expense categories which include selling expenses and cost of sales, general and administrative expenses, and advertising expenses. The accounting policies of the operating segments are the same as those described in Note 3, Summary of Significant Accounting Policies.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following tables present net sales and operating income by segment (in thousands):

	Fiscal Year Ended June 30, 2025
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$359,057	$523,142	$(267,550)	$614,649

Less significant expense categories:
Selling expenses and cost of sales	267,556	396,156	(262,768)	400,944
General and administrative expenses	33,260	100,411	-	133,671
Advertising expenses	10,797	6,906	-	17,703
Restructuring expenses	455	(112)	-	343
Operating income	46,989	19,781	(4,782)	61,988
Interest and other income, net	7,214	61	-	7,275
Interest and other financing costs	243	-	-	243
Income before income taxes	$53,960	$19,842	$(4,782)	$69,020

	Fiscal Year Ended June 30, 2024
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$371,087	$540,550	$(265,416)	$646,221

Less significant expense categories:
Selling expenses and cost of sales	280,504	409,065	(269,996)	419,573
General and administrative expenses	31,058	101,309	-	132,367
Advertising expenses	8,433	7,934	-	16,367
Restructuring expenses	2,385	(2,462)	-	(77)
Operating income	48,707	24,704	4,580	77,991
Interest and other income, net	7,562	138	-	7,700
Interest and other financing costs	245	-	-	245
Income before income taxes	$56,024	$24,842	$4,580	$85,446

	Fiscal Year Ended June 30, 2023
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$449,591	$662,555	$(320,764)	$791,382

Less significant expense categories:
Selling expenses and cost of sales	337,034	492,153	(321,912)	507,275
General and administrative expenses	34,204	99,260	-	133,464
Advertising expenses	9,371	7,796	-	17,167
Restructuring expenses	190	(3,910)	-	(3,720)
Operating income	68,792	67,256	1,148	137,196
Interest and other income, net	3,939	103	-	4,042
Interest and other financing costs	213	-	-	213
Income before income taxes	$72,518	$67,359	$1,148	$141,025

The following table presents additional information by segment (in thousands):

	Fiscal Year Ended June 30,
	2025	2024	2023
Depreciation and amortization
Wholesale segment	$6,232	$6,336	$6,328
Retail segment	9,291	9,620	9,286
Consolidated total	$15,523	$15,956	$15,614

Capital expenditures
Wholesale segment	$6,337	$4,240	$6,787
Retail segment	4,931	5,366	7,098
Consolidated total	$11,268	$9,606	$13,885

Total Assets
Wholesale segment	$375,126	$379,693	$373,921
Retail segment	393,918	392,243	403,651
Inventory profit elimination (1)	(31,945)	(27,019)	(32,119)
Consolidated total	$737,099	$744,917	$745,453

(1)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Geographic Information

International net sales are comprised of our wholesale segment sales to non-U.S. independent retailers and our retail segment sales to clients through our Company-operated design centers in Canada. Sales are attributed to countries on the basis of the client's location.

The following table sets forth consolidated net sales by geographic area for each of the past three fiscal years:

	Fiscal Year Ended June 30,
Sales by Country	2025	2024	2023
U.S.	97.3%	96.7%	97.0%
All Others	2.7%	3.3%	3.0%

The following table sets forth long-lived assets by geographic area at June 30 (in thousands):

	2025	2024	2023
U.S.	$287,379	$296,849	$301,951
Mexico	17,627	17,986	20,695
Honduras	10,773	11,245	10,686
Canada	3,632	3,420	4,696
Total long-lived assets(1)	$319,411	$329,500	$338,028

(1)	Long-lived assets consist of property, plant and equipment and operating lease right-of-use assets and exclude goodwill, intangible assets, deferred income taxes and other assets.

(21)	Commitments and Contingencies

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

Purchase Commitments with Suppliers

Purchase obligations are defined as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We do, in the normal course of business, initiate purchase orders for the procurement of selected finished goods sourced from third-party suppliers, lumber, fabric, leather and other raw materials used in our manufacturing. All purchase orders are based on current needs and are fulfilled by suppliers. Our open purchase orders with respect to such goods and services were $21.0 million at June 30, 2025 and are expected to be paid in the next 12 months.

Other Purchase Commitments

Other purchase commitments represent payment due for services such as telecommunication, software, web development, finance and accounting services, insurance and other maintenance contracts. These commitments are generally payable within one year and totaled $14.8 million at June 30, 2025.

Legal Matters

We are routinely party to various legal proceedings in the ordinary course of business, including investigations or as a defendant in litigation. Such legal proceedings may include claims related to our employment practices; wage and hour claims; claims of intellectual property infringement, including with respect to patents; and consumer action claims relating to our consumer products and practices. In addition, from time to time, we are subject to actions commenced by third-parties such as product liability claims for products we manufacture and sell, personal injury claims and allegations that properties we operate do not comply with legally required access requirements for persons with disabilities. We could also face a wide variety of employee claims against us, including general discrimination, privacy, labor and employment, fiduciary and disability claims. We are also subject to various federal, state and local environmental protection laws and regulations and are involved, from time to time, in investigations and proceedings regarding environmental matters. Such environmental investigations and proceedings typically concern air emissions, water discharges, and/or management of solid and hazardous wastes. We believe that our facilities are in material compliance with all such applicable laws and regulations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote”, “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at June 30, 2025, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management report on internal control over financial reporting is included under Part II, Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of June 30, 2025 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report which appears under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

On June 10, 2025, M. Farooq Kathwari, our Chairman, President and CEO, adopted a Rule 10b5-1 trading plan for the sale of shares of Ethan Allen common stock, with an effective date of September 15, 2025 and an expiration date of September 15, 2026. This plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Pursuant to the plan, the aggregate number of shares of Ethan Allen common stock to be sold is not to exceed 320,400 shares.

None of our other directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the fourth quarter of fiscal 2025.

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

Executive Officers of the Company

We have provided information about our executive officers under the heading Information about our Executive Officers in Part I of this Annual Report on Form 10-K. All other remaining information required by this item will be included in our proxy statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Directors of the Company

The information required by this item will be included in our proxy statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our proxy statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information required by this item relating to security ownership of certain beneficial owners and management will be included in our proxy statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Equity Compensation Plan Information

The following table summarizes, as of June 30, 2025, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	490,689	(1)	$25.69	(2)	1,198,196
Equity compensation plans not approved by security holders(3)	-		-		-
Total	490,689		$25.69		1,198,196

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

(3)	As of June 30, 2025, we did not maintain any equity compensation plans that have not been approved by our shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our proxy statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services provided by our principal accountant, CohnReznick LLP, New York, New York (PCAOB ID: 596), will be included in our proxy statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

The information required by this item is included under Item 8 of this Annual Report on Form 10-K which is incorporated herein.

(2)	Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements or notes described in Item 15(a)(1) above.

(3)	Exhibits

The information required by this item is set forth below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-11692	3(a)	11/18/2016	-
3.2	Amended and Restated By-laws of the Company	8-K	001-11692	3(d)	11/18/2016	-
4.1	Description of Securities of the Registrant	10-K	001-11692	4.1	8/29/2022	-
10.1	Restated Directors Indemnification Agreement dated March 1993, among the Company and Ethan Allen and their Directors (incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)	S-1	33-57216	10(c)	3/16/1993	-
10.2*	Employment Agreement between the Company and M. Farooq Kathwari dated October 1, 2015	8-K	001-11692	10.1	10/2/2015	-
10.3*	Change in Control Severance Plan	8-K	001-11692	10.3	10/2/2015	-
10.4*	Ethan Allen Interiors Inc. Stock Incentive Plan	DEFC14A	001-11692	Appendix A	10/27/2015	-
10.5*	Form of Option Agreement for Grants to Independent Directors	10-K	001-11692	10(h)-4	9/13/2005	-
10.6*	Form of Option Agreement for Grants to Employees	10-K	001-11692	10(h)-5	9/13/2005	-
10.7*	Form of Restricted Stock Agreement for Executives	8-K	001-11692	10(f)-1	11/19/2007	-
10.8*	Form of Stock Option Agreement for Grants to Employees that include performance conditions	10-Q	001-11692	10(g)-5	5/1/2014	-
10.9	Third Amended and Restated Credit Agreement among Ethan Allen Interiors Inc., most of its domestic subsidiaries, and J.P. Morgan Chase Bank, N.A., as Administrative Agent and Syndication Agent, and Capital One, National Association, as Documentation Agent, dated as of January 26, 2022	10-Q	001-11692	10.1	1/27/2022	-
10.10*	Employment Agreement between the Company and M. Farooq Kathwari dated February 3, 2022	8-K	001-11692	10.1	2/3/2022	-
10.11*	Amended Employment Agreement between the Company and M. Farooq Kathwari dated July 30, 2024	8-K	001-11692	10.1	7/31/2024	-
10.12*	Form of Performance-Based Stock Unit Agreement for M. Farooq Kathwari	8-K	001-11692	10.2	2/3/2022	-

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

10.13*	Form of Restricted Stock Unit Agreement for M. Farooq Kathwari	8-K	001-11692	10.3	2/3/2022	-
19.1	Insider Trading Policy	10-K	001-11692	19.1	8/24/2023	-
21.1	Subsidiaries of Ethan Allen Interiors Inc.	-	-	-	-	X
23.1	Consent of Independent Registered Public Accounting Firm (CohnReznick LLP)	-	-	-	-	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	-	-	-	-	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	-	-	-	-	X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	-
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	-
97.1	Policy Governing the Recovery of Erroneously Awarded Compensation	10-K	001-11692	97.1	8/24/2023	-
101.INS	Inline XBRL Instance Document	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	-	X

* Management contract or compensatory plan, contract or arrangement

† Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: August 22, 2025	By:	/s/ M. Farooq Kathwari
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

Name	Title	Date

/s/ M. Farooq Kathwari	Chairman, President and Chief Executive Officer	August 22, 2025
M. Farooq Kathwari	(Principal Executive Officer)

/s/ Matthew J. McNulty	Senior Vice President, Chief Financial Officer and Treasurer	August 22, 2025
Matthew J. McNulty	(Principal Financial Officer and Principal Accounting Officer)

/s/ María Eugenia Casar	Director	August 22, 2025
María Eugenia Casar

/s/ John J. Dooner Jr.	Director	August 22, 2025
John J. Dooner Jr.

/s/ David M. Sable	Director	August 22, 2025
David M. Sable

/s/ Tara I. Stacom	Director	August 22, 2025
Tara I. Stacom

/s/ Cynthia Ekberg Tsai	Director	August 22, 2025
Cynthia Ekberg Tsai