Form 10-Q
period 2025-09-30
ETHAN ALLEN INTERIORS INC
filed 2025-10-29
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 22, 2025, was 25,446,339.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q FIRST QUARTER OF FISCAL 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2025	June 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,648	$76,178
Investments, short-term	49,985	59,955
Accounts receivable, net	5,692	6,066
Inventories, net	139,921	140,893
Prepaid expenses and other current assets	30,094	26,841
Total current assets	299,340	309,933

Property, plant and equipment, net	208,458	210,238
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	111,585	109,173
Deferred income taxes	364	369
Investments, long-term	70,045	60,030
Other assets	2,186	2,228
TOTAL ASSETS	$737,106	$737,099

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$25,303	$22,137
Customer deposits	77,171	75,068
Accrued compensation and benefits	21,153	23,625
Current operating lease liabilities	26,873	27,403
Other current liabilities	7,044	4,618
Total current liabilities	157,544	152,851
Operating lease liabilities, long-term	98,494	96,263
Deferred income taxes	2,178	2,054
Other long-term liabilities	3,501	3,662
TOTAL LIABILITIES	261,717	254,830

Commitments and contingencies (see Note 18)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 49,717 and 49,640 shares issued; 25,446 and 25,432 shares outstanding at September 30, 2025 and June 30, 2025, respectively	497	496
Additional paid-in capital	389,965	389,672
Treasury stock, at cost: 24,271 and 24,208 shares at September 30, 2025 and June 30, 2025, respectively	(688,849)	(687,003)
Retained earnings	778,966	784,878
Accumulated other comprehensive loss	(5,103)	(5,688)
Total Ethan Allen Interiors Inc. shareholders' equity	475,476	482,355
Noncontrolling interests	(87)	(86)
TOTAL SHAREHOLDERS' EQUITY	475,389	482,269
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$737,106	$737,099

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended
	September 30,
	2025	2024
Net sales	$146,984	$154,337
Cost of sales	56,786	60,468
Gross profit	90,198	93,869

Selling, general and administrative expenses	79,697	76,072
Restructuring and other charges, net of gains	534	232
Operating income	9,967	17,565

Interest and other income, net	4,098	2,198
Interest and other financing costs	59	60
Income before income taxes	14,006	19,703
Income tax expense	3,555	4,984
Net income	$10,451	$14,719

Per share data
Basic earnings per common share
Net income per basic share	$0.41	$0.58
Basic weighted average common shares	25,565	25,547
Diluted earnings per common share
Net income per diluted share	$0.41	$0.57
Diluted weighted average common shares	25,619	25,618

Comprehensive income
Net income	$10,451	$14,719
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	493	(1,583)
Other	91	615
Other comprehensive income (loss), net of tax	584	(968)
Comprehensive income	$11,035	$13,751

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	September 30,
Cash Flows from Operating Activities	2025	2024
Net income	$10,451	$14,719
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,844	3,872
Share-based compensation expense	293	375
Non-cash operating lease cost	8,367	8,118
Deferred income taxes	129	(213)
Restructuring and other charges, net of gains	534	232
Payments on restructuring and other charges, net of proceeds	(593)	(134)
Loss on disposal of property, plant and equipment	3	1
Other	250	(260)
Changes in operating assets and liabilities:
Accounts receivable, net	374	(89)
Inventories, net	972	(1,289)
Prepaid expenses and other current assets	(3,179)	(4,845)
Customer deposits	2,103	583
Accounts payable and accrued expenses	2,118	(370)
Accrued compensation and benefits	(2,472)	(1,180)
Operating lease liabilities	(8,716)	(8,466)
Other assets and liabilities	2,354	4,026
Net cash provided by operating activities	16,832	15,080

Cash Flows from Investing Activities
Capital expenditures	(2,404)	(3,589)
Purchases of investments	(9,997)	(25,247)
Proceeds from sales of investments	9,947	26,058
Proceeds from insurance recoveries	1,352	-
Net cash used in investing activities	(1,102)	(2,778)

Cash Flows from Financing Activities
Payment of cash dividends	(16,363)	(20,184)
Taxes paid related to net share settlement of equity awards	(1,846)	(2,207)
Payments on financing leases	(90)	(85)
Net cash used in financing activities	(18,299)	(22,476)

Effect of exchange rate changes on cash and cash equivalents	46	(211)

Net decrease in cash, cash equivalents and restricted cash	(2,523)	(10,385)
Cash, cash equivalents and restricted cash at beginning of period	76,955	70,216
Cash, cash equivalents and restricted cash at end of period	$74,432	$59,831

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2025	49,640	$496	$389,672	24,208	$(687,003)	$(5,688)	$784,878	$(86)	$482,269
Net income	-	-	-	-	-	-	10,451	-	10,451
Share-based compensation expense	-	-	293	-	-	-	-	-	293
Restricted and performance stock unit vesting	77	1	-	63	(1,846)	-	-	-	(1,845)
Cash dividends declared and paid	-	-	-	-	-	-	(16,363)	-	(16,363)
Other comprehensive income (loss)	-	-	-	-	-	585	-	(1)	584
Balance at September 30, 2025	49,717	$497	$389,965	24,271	$(688,849)	$(5,103)	$778,966	$(87)	$475,389

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2024	49,550	$495	$388,104	24,138	$(684,796)	$(4,189)	$783,366	$(64)	$482,916
Net income	-	-	-	-	-	-	14,719	-	14,719
Share-based compensation expense	-	-	375	-	-	-	-	-	375
Restricted and performance stock unit vesting	88	1	(1)	70	(2,207)	-	-	-	(2,207)
Cash dividends declared and paid	-	-	-	-	-	-	(20,184)	-	(20,184)
Other comprehensive income (loss)	-	-	-	-	-	(958)	-	(10)	(968)
Balance at September 30, 2024	49,638	$496	$388,478	24,208	$(687,003)	$(5,147)	$777,901	$(74)	$474,651

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At September 30, 2025, there were 143 Company-operated retail design centers with 138 located in the U.S. and 5 in Canada. We also have 45 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe.

We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since we were founded in 1932. At September 30, 2025 we own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras. We also partner with various suppliers located in Europe, Asia, and other countries to import products that support our business.

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

The interim consolidated financial statements were prepared on a basis consistent with those reflected in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report on Form 10-K”) but do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). We derived the June 30, 2025 consolidated balance sheet from our audited financial statements included in our 2025 Annual Report on Form 10-K. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of results that may be expected for the entire fiscal year.

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

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At both September 30, 2025 and June 30, 2025, we held $0.8 million of restricted cash related to our insurance captive.

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

Recently Adopted Accounting Standards or Updates

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities to provide enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 for the fiscal year ended June 30, 2025. We adopted this guidance on a retrospective basis, which modified our annual disclosures beginning in fiscal 2025 and our interim disclosures beginning in fiscal 2026 but did not have a material effect on our financial position, results of operations or cash flows. Refer to Note 17, Segment Information, in the accompanying notes to the consolidated statements for further detail.

Recent Accounting Standards or Updates Not Yet Adopted

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

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain income statement expense captions into specified categories to be disclosed within the notes to the financial statements but does not change the expense captions on the income statement. The amendments in this ASU are to be applied prospectively, although retrospective application is permitted, and is effective for our annual financial statements starting in fiscal 2028 and interim periods starting in fiscal 2029, with early adoption permitted. We are currently evaluating the impact that this accounting standard will have on our disclosures in the notes to the consolidated financial statements.

No other new accounting pronouncements issued or effective as of September 30, 2025 have had or are expected to have a material impact on our consolidated financial statements or related disclosures.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At September 30, 2025 and June 30, 2025, these amounts were immaterial.

Allowance for Credit Losses. Accounts receivable arise from the sale of products on trade credit terms and presented net of our allowances for credit losses. We maintain an allowance for estimated credit losses resulting from the inability of our customers to make required payments. The allowance is based on a review of specifically identified accounts in addition to an overall aging analysis. At September 30, 2025 and June 30, 2025, the allowance for credit losses was immaterial.

Commissions. We capitalize commission fees paid to our employees as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). We had prepaid commissions of $12.2 million at September 30, 2025, $11.5 million at June 30, 2025, and $11.5 million at June 30, 2024. We expect to recognize the $12.2 million of prepaid commissions at September 30, 2025 as a selling expense in the next 12 months within our consolidated statements of comprehensive income.

Customer Deposits. We collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. We had customer deposits of $77.2 million at September 30, 2025, $75.1 million at June 30, 2025, and $73.5 million at June 30, 2024. We reduce the contract liability when we recognize revenue. During the three months ended September 30, 2025, we recognized $56.3 million of revenue related to our contract liabilities reported at June 30, 2025. During the three months ended September 30, 2024, we recognized $55.2 million of revenue related to our contract liabilities reported at June 30, 2024. We expect that substantially all of the customer deposits at September 30, 2025 will be recognized as revenue within the next 12 months as the performance obligations are satisfied.

The following table disaggregates our net sales by product category by segment (in thousands):

	Three months ended September 30, 2025				Three months ended September 30, 2024
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$44,308	$61,078	$(34,270)	$71,116	$45,995	$63,871	$(32,881)	$76,985
Case goods(3)	27,351	33,719	(19,191)	41,879	25,931	34,156	(17,407)	42,680
Accents(4)	16,248	27,068	(15,079)	28,237	15,053	28,037	(14,184)	28,906
Other(5)	(946)	6,698	-	5,752	(923)	6,689	-	5,766
Total	$86,961	$128,563	$(68,540)	$146,984	$86,056	$132,753	$(64,472)	$154,337

(1)	The Eliminations column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.
(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.
(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.
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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At September 30, 2025 and June 30, 2025, we have categorized our investments as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at September 30, 2025 or June 30, 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and June 30, 2025. We did not have any transfers between levels of fair value measurements during the periods presented.

		Fair Value Measurements at September 30, 2025

Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds(1)	Cash and cash equivalents	$29,515	$-	$-	$29,515
U.S. Treasury bills(2)	Investments, short-term	-	49,985	-	49,985
U.S. Treasury notes(2)	Investments, long-term	-	70,045	-	70,045
Total		$29,515	$120,030	$-	$149,545

		Fair Value Measurements at June 30, 2025

Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds(1)	Cash and cash equivalents	$33,279	$-	$-	$33,279
U.S. Treasury bills(2)	Investments, short-term	-	59,955	-	59,955
U.S. Treasury notes(2)	Investments, long-term	-	60,030	-	60,030
Total		$33,279	$119,985	$-	$153,264

(1)	Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

(2)	We have current and non-current debt securities (U.S. Treasury bills and notes) intended to enhance returns on our cash as well as to fund future obligations.

There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2026 or 2025.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings at September 30, 2025 and June 30, 2025. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

The Company's lease terms and discount rates are as follows:

	September 30,
	2025	2024
Weighted average remaining lease term (in years)
Operating leases	5.6	5.6
Financing leases	1.6	2.6
Weighted average discount rate
Operating leases	6.1%	5.9%
Financing leases	5.6%	5.6%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended September 30,
	Statements of Comprehensive Income Location	2025	2024
Operating lease cost(1)	SG&A expenses	$8,367	$8,118
Financing lease cost
Depreciation of property	SG&A expenses	87	85
Interest on lease liabilities	Interest and other financing costs	9	13
Short-term lease cost(2)	SG&A expenses	2	100
Variable lease cost(3)	SG&A expenses	2,643	2,437
Less: Sublease income	SG&A expenses	(413)	(405)
Total lease expense		$10,695	$10,348

(1)	Lease expense for operating leases consists of both fixed and variable components. Expenses related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and instead expensed on a straight-line basis over the lease term.

(3)

Variable lease payments are generally expensed as incurred, where applicable, and include certain non-lease components, such as maintenance, real estate taxes, insurance and other services provided by the lessor, and other charges included in the lease. In addition, certain of our equipment lease agreements include variable lease payments, which are based on the usage of the underlying asset. The variable portion of payments are not included in the initial measurement of the asset or lease liability due to uncertainty of the payment amount and are recorded as expense in the period incurred.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table reconciles the undiscounted future minimum lease payments (by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on our consolidated balance sheets at September 30, 2025 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2026 (remaining nine months)	$25,614	$299
2027	30,163	325
2028	26,939	-
2029	22,310	-
2030	14,957	-
Thereafter	28,403	-
Total undiscounted future minimum lease payments	148,386	624
Less: imputed interest	(23,019)	(25)
Total present value of lease obligations(1)	$125,367	$599

(1)	We had no future commitments under short-term operating lease agreements at September 30, 2025.

At September 30, 2025 we did not have any operating or financing leases that had not yet commenced.

Other supplemental information for our leases is as follows (in thousands):

	Three months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,716	$8,466
Operating cash flows from financing leases	$90	$85
Operating lease assets obtained in exchange for operating lease liabilities	$9,983	$4,685
Financing lease obligations obtained in exchange for new financing lease assets	$-	$-

(7)	Investments

We have investments in debt securities intended to enhance returns on our cash as well as to fund future obligations. Our short-term investments consist of U.S. Treasury bills, with maturities of less than one year, and total $50.0 million at September 30, 2025. Our long-term investments consist of U.S. Treasury notes, with maturities ranging between one and two years, and total $70.0 million at September 30, 2025. We had $9.9 million of U.S. Treasuries mature during the first three months of fiscal 2026, which were subsequently reinvested for $10.0 million. All unrealized gains and losses are included in Accumulated other comprehensive loss within our consolidated balance sheets.

Our debt securities are presented below in accordance with their stated maturities (in thousands):

	September 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Due within one year	$49,948	$79	$(42)	$49,985
Due within one and two years	69,866	179	-	70,045
Total	$119,814	$258	$(42)	$120,030

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Due within one year	$59,952	$66	$(63)	$59,955
Due within one and two years	59,941	95	(6)	60,030
Total	$119,893	$161	$(69)	$119,985

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(8)	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value and are summarized as follows (in thousands):

	September 30,	June 30,
	2025	2025
Finished goods	$106,308	$106,643
Work in process	13,470	13,713
Raw materials	21,635	22,071
Inventory reserves	(1,492)	(1,534)
Inventories, net	$139,921	$140,893

(9)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	September 30,	June 30,
	2025	2025
Land and improvements	$78,021	$77,971
Building and improvements	369,510	369,184
Machinery and equipment	121,165	121,367
Property, plant and equipment, gross	568,696	568,522
Less: accumulated depreciation and amortization	(360,238)	(358,284)
Property, plant and equipment, net	$208,458	$210,238

We recorded depreciation and amortization expense of $3.8 million and $3.9 million during the three months ended September 30, 2025 and 2024, respectively.

(10)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At September 30, 2025 and June 30, 2025, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which is assigned to our wholesale reporting unit. Our wholesale reporting unit is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Consistent with the timing of prior years, we performed our annual goodwill and indefinite-lived intangible asset impairment tests during the fourth quarter of fiscal 2025 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required.

(11)	Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains were as follows (in thousands):

	Three months ended September 30,
	2025	2024
Lease exit costs(1)	$550	$-
Severance and other charges	(16)	232
Total Restructuring and other charges, net of gains	$534	$232

(1)

We recorded a restructuring charge of $0.6 million during the fiscal 2026 first quarter related to lease exit costs within the retail segment as a result of an early termination of a lease. These lease exit costs included a $0.3 million repayment of a previously received tenant allowance and a non-cash charge of $0.3 million to impair the design center’s fixed assets and ROU assets, net of lease liabilities.

Restructuring payments made by the Company during the three months ended September 30, 2025 were $0.6 million, which were primarily for lease exit costs and severance. The restructuring balance at September 30, 2025 was $1.0 million and is anticipated to be paid during fiscal 2026.

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

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.2 million at September 30, 2025 and $121.0 million at June 30, 2025.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term Secured Overnight Financing Rate “SOFR” Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYRFB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility at September 30, 2025, June 30, 2025, or at any time during fiscal 2026 and 2025. Since we had no outstanding borrowings during fiscal 2026 and 2025, there was no related interest expense during these periods.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal 2026 or 2025, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At September 30, 2025 and June 30, 2025, we were in compliance with all the covenants under the Facility.

Letters of Credit. At September 30, 2025 and June 30, 2025, there were $3.8 million and $4.0 million, respectively, of standby letters of credit outstanding under the Facility.

(13)	Income Taxes

The Company's process for determining the provision for income taxes involves using an estimated annual effective tax rate which is based on forecasted annual income and statutory tax rates across the various jurisdictions in which we operate. We recorded a provision for income tax expense of $3.6 million for the three months ended September 30, 2025 compared with $5.0 million in the prior year comparable period. Our consolidated effective tax rate was 25.4% for the three months ended September 30, 2025 compared with 25.3% for the prior year comparable period. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

We recognize interest and penalties related to income tax matters as a component of income tax expense. At September 30, 2025, we had $4.1 million of unrecognized tax benefits compared with $3.9 million at June 30, 2025. It is reasonably possible that various matters relating to $1.0 million of the total gross unrecognized tax benefits at September 30, 2025 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, $0.9 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(14)	Earnings Per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share (“EPS”):

	Three months ended
	September 30,
(in thousands, except per share data)	2025	2024
Numerator (basic and diluted):
Net income available to common shareholders	$10,451	$14,719

Denominator:
Basic weighted average shares common shares outstanding	25,565	25,547
Dilutive effect of stock options and other share-based awards(1)	54	71
Diluted weighted average shares common shares outstanding	25,619	25,618

Earnings per share:
Basic	$0.41	$0.58
Diluted	$0.41	$0.57

(1) Dilutive potential common shares consist of stock options, restricted stock units and performance units.

At September 30, 2025 and 2024, total share-based awards of 60,137 and 43,232, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

At September 30, 2025 and 2024, the number of performance units excluded from the calculation of diluted EPS were 215,890 and 218,954, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

(15)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on our investments. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. All unrealized gains and losses on investments are included in Accumulated Other Comprehensive Loss within our consolidated balance sheets. The tax effect of unrealized gains included in accumulated other comprehensive loss was less than $0.1 million and $0.1 million at September 30, 2025 and June 30, 2025, respectively.

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2025	June 30, 2025
Accumulated foreign currency translation adjustments	$(5,270)	$(5,763)
Accumulated unrealized gains on investments, net of tax	167	75
	$(5,103)	$(5,688)

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	2025	2024
Beginning balance at July 1	$(5,688)	$(4,189)
Other comprehensive income (loss), net of tax	584	(968)
Less AOCI attributable to noncontrolling interests	1	10
Ending balance at September 30	$(5,103)	$(5,147)

(16)	Share-Based Compensation

We recognized total share-based compensation expense of $0.3 million and $0.4 million during the three months ended September 30, 2025 and 2024, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. At September 30, 2025, $2.5 million of total unrecognized compensation expense related to non-vested stock-based awards is expected to be recognized over a weighted average period of 2.2 years. There was no share-based compensation capitalized during the three months ended September 30, 2025 and 2024.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At September 30, 2025, there were 1,075,457 shares of common stock available for future issuance pursuant to The Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock-based awards including stock options, restricted stock and stock units. All stock-based awards are approved by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Company policy requires an additional one-year holding period beyond the service vest date for executive officers and Board of Directors.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the three months ended September 30, 2025 and 2024.

Non-Employee Stock Option Grants. The Plan also provides for the grant of stock-based awards to non-employee directors of the Company. During the first three months of fiscal 2026, we granted 16,905 stock options at an exercise price of $29.58 to our non-employee directors. In the prior year period, we granted 16,650 stock options at an exercise price of $30.03. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on the Company’s Board of Directors. All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board of Directors. At September 30, 2025, $0.2 million of total unrecognized compensation expense related to unvested non-employee stock options is expected to be recognized over a weighted average remaining period of 2.2 years.

During the first three months of fiscal 2026, 3,481 options expired, leaving a total of 120,844 stock options outstanding at September 30, 2025, with a weighted average exercise price of $26.15 and a weighted average grant date fair value of $6.24.

Restricted Stock Unit Activity

During the first three months of fiscal 2026, we granted 20,789 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $23.69. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in three equal annual installments on the anniversary of the date of grant. In the prior year period, we granted 23,399 RSUs with a weighted average grant date fair value of $24.04 which vest in three equal annual installments on the anniversary date of the grant.

During the first three months of fiscal 2026, 26,862 RSUs vested, leaving at total of 40,190 RSUs unvested and outstanding at September 30, 2025, with a weighted average grant date fair value of $24.51. At September 30, 2025, $0.9 million of total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted average remaining period of 2.2 years.

Performance Stock Unit Activity

Payout of performance stock units (“PSUs”) depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other peer public companies (20%). The performance share opportunity ranges from 62% of the employee's target award if minimum performance requirements are met to a maximum of 138% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

During the first three months of fiscal 2026, we granted 88,526 PSUs with a weighted average grant date fair value of $22.77 compared with 92,669 PSUs at a weighted average grant date fair value of $23.06 in the prior year. The number of awards that will vest, as well as unearned and canceled awards, depend on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with us through the end of the three-year performance periods. We account for PSU awards as equity-based awards because upon vesting, they will be settled in common shares. We expense as compensation cost the fair value of the PSUs as of the grant date and amortize expense ratably over the total performance and time vest period, considering the probability that we will satisfy the performance goals.

During the first three months of fiscal 2026, 50,479 PSUs vested, leaving 375,053 PSUs unvested and outstanding at September 30, 2025, with a weighted average grant date fair value of $24.41. Unrecognized compensation expense at September 30, 2025, related to PSUs, was $1.4 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 2.2 years.

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

The following tables present net sales and operating income by segment (in thousands):

	Three months ended September 30, 2025
	Wholesale	Retail	Eliminations	Consolidated
Net sales	$86,961	$128,563	$(68,540)	$146,984
Less significant expense categories:
Selling expenses and cost of sales	66,757	98,697	(69,182)	96,272
General and administrative expenses	8,992	26,147	-	35,139
Advertising expenses	3,381	1,691	-	5,072
Restructuring and other charges, net of gains	(83)	617	-	534
Operating income	7,914	1,411	642	9,967
Interest and other income, net	4,080	18	-	4,098
Interest and other financing costs	59	-	-	59
Income before income taxes	$11,935	$1,429	$642	$14,006

	Three months ended September 30, 2024
	Wholesale	Retail	Eliminations	Consolidated
Net sales	$86,056	$132,753	$(64,472)	$154,337
Less significant expense categories:
Selling expenses and cost of sales	62,733	99,132	(62,695)	99,170
General and administrative expenses	8,770	25,076	-	33,846
Advertising expenses	2,320	1,204	-	3,524
Restructuring and other charges, net of gains	378	(146)	-	232
Operating income	11,855	7,487	(1,777)	17,565
Interest and other income, net	2,181	17	-	2,198
Interest and other financing costs	60	-	-	60
Income before income taxes	$13,976	$7,504	$(1,777)	$19,703

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table presents additional information by segment (in thousands):

	Three months ended
	September 30,
	2025	2024
Depreciation and amortization
Wholesale segment	$1,619	$1,510
Retail segment	2,225	2,362
Consolidated total	$3,844	$3,872

Capital expenditures
Wholesale segment	$398	$2,795
Retail segment	2,006	794
Consolidated total	$2,404	$3,589

Total Assets
Wholesale segment	$370,474	$381,325
Retail segment	398,008	385,378
Inventory profit elimination(1)	(31,376)	(28,999)
Consolidated total	$737,106	$737,704

(1)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(18)	Commitments and Contingencies

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

Material Cash Requirements from Contractual Obligations. As disclosed in our 2025 Annual Report on Form 10-K, we had total contractual obligations of $182.8 million, including $146.3 million related to our operating and finance lease commitments and $21.0 million of open purchase orders at June 30, 2025. Except for $8.7 million in operating lease payments made to our landlords and $10.0 million of operating lease assets obtained in exchange for $10.0 million of operating lease liabilities during the first three months of fiscal 2026, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2025 Annual Report on Form 10-K.

Legal Matters. We are routinely party to various legal proceedings in the ordinary course of business, including investigations or as a defendant in litigation. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at September 30, 2025, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

The MD&A is based upon, and should be read in conjunction with, our 2025 Annual Report on Form 10-K, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”), and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to the risks and uncertainties disclosed in Part I, Item 1A, Risk Factors, in our 2025 Annual Report on Form 10-K, and elsewhere here in this Quarterly Report on Form 10-Q.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Executive Overview

Who We Are. Founded in 1932, Ethan Allen is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers clients stylish product offerings, artisanal quality and personalized service. We are known for the quality and craftsmanship of our products as well as for the exceptional personal service from design to delivery. Our strong network of entrepreneurial leaders and interior designers provide complimentary interior design service to our clients and sell a full range of home furnishing products through a retail network of design centers located throughout the U.S. and internationally as well as online at ethanallen.com.

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At September 30, 2025, the Company operates 143 retail design centers, 138 located in the U.S. and 5 in Canada. We also have 45 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe. We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since 1932. At September 30, 2025, we own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras. We also partner with suppliers located in Europe, Asia, and other countries to produce and import various products that support the business.

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

Talent. At September 30, 2025, our employee count totaled 3,189, with 2,226 in our wholesale segment and 963 in our retail segment. We continue to strengthen our teams while at the same time reducing headcount through operational efficiencies and have reduced headcount by 4.7% in the last 12 months.

Fiscal 2026 First Quarter in Review (1). Our fiscal 2026 first quarter results are highlighted by retail segment written order growth, strong gross margin, positive operating cash flow and commitment to North American manufacturing despite a challenging environment for home furnishings. New product introductions are resonating with our clients and we were aggressive in marketing while adjusting to the new tariff environment. Our North American manufacturing positions us well to serve our clients with custom furniture and design services. We ended the quarter with total cash, cash equivalents and investments of $193.7 million and no outstanding debt. Cash provided by operating activities was $16.8 million compared with $15.1 million a year ago. We continued our history of returning capital to shareholders by paying a special dividend of $0.25 per share as well as a regular quarterly cash dividend of $0.39 per share. Consolidated net sales were $147.0 million, a 4.8% decrease from the prior year quarter due to a decline in delivered unit volume from lower available starting backlog, reduced design center traffic and less contract sales partially offset by higher average ticket price and increased designer floor sample sales. Wholesale orders declined 7.1% while retail written orders increased 5.2%. Our wholesale backlog decreased by 16.3% to $53.5 million at September 30, 2025. We maintained a strong gross margin of 61.4% due to change in sales mix, selective price increases, reduced manufacturing raw material costs and lower headcount partially offset by increased promotional activity, incremental tariffs, elevated designer floor sample sales and lower manufacturing production. Our adjusted operating margin was 7.2% compared to 11.5% a year ago while adjusted diluted EPS was $0.43 compared with $0.58 a year ago. Lower operating margin was due to change in product mix, elevated designer floor sample sales, higher inbound freight and deleveraging from lower delivered sales partially offset by change in sales mix, lower raw material input costs, and a higher retail average ticket price. New design centers in Colorado Springs, CO, Concord, Ontario (suburb of Toronto) and Webster, TX (suburb of Houston) were opened and we ended the quarter with 188 Ethan Allen retail design centers, including 143 Company-operated and 45 independently owned and operated locations.

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data):

	Three months ended September 30,
	2025	% of Sales	2024	% of Sales	% Chg
Net sales	$147.0		$154.3		(4.8%)
Gross profit	$90.2	61.4%	$93.9	60.8%	(3.9%)
Operating income	$10.0	6.8%	$17.6	11.4%	(43.3%)
Adjusted operating income(1)	$10.6	7.2%	$17.8	11.5%	(40.6%)
Net income	$10.5	7.1%	$14.7	9.5%	(29.0%)
Adjusted net income(1)	$10.9	7.4%	$14.9	9.6%	(26.8%)
Diluted EPS	$0.41		$0.57		(28.1%)
Adjusted diluted EPS(1)	$0.43		$0.58		(25.9%)
Cash flow from operating activities	$16.8		$15.1		11.6%
Wholesale written orders					(7.1%)
Retail written orders					5.2%

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Design center activity and geographic distribution of our retail network are as follows:

	Fiscal 2026			Fiscal 2025
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	45	142	187	45	142	187
New locations	1	2	3	2	1	3
Closures	(1)	(1)	(2)	(1)	(1)	(2)
Balance at September 30	45	143	188	46	142	188
Relocations (in new and closures)	-	1	1	-	1	1

Retail Design Center geographic locations:
United States	30	138	168	31	138	169
Canada	-	5	5	-	4	4
Europe	1	-	1	1	-	1
Middle East and Asia	14	-	14	14	-	14
Total	45	143	188	46	142	188

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three months ended September 30, 2025 and 2024, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended
	September 30,
	2025	2024	% Change
Consolidated net sales	$146,984	$154,337	(4.8%	)
Wholesale net sales	$86,961	$86,056	1.1%
Retail net sales	$128,563	$132,753	(3.2%	)

Consolidated gross profit	$90,198	$93,869	(3.9%	)
Consolidated gross margin	61.4%	60.8%

Net Sales

Consolidated net sales decreased $7.4 million or 4.8% for the three months ended September 30, 2025 compared with the same prior year period. The decrease during the first quarter was driven by a decline in delivered unit volume, lower available starting backlog, reduced design center traffic, fewer international sales and less contract business partially offset by higher average retail ticket price, retail segment written order growth and increased designer floor sample sales.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale - Wholesale net sales increased $0.9 million or 1.1% for the three months ended September 30, 2025. The increase was driven by elevated levels of intercompany sales to our retail segment related to new product introductions and an increase in price per unit shipped partially offset by lower contract sales, including shipments to the U.S. government General Services Administration (“GSA”), a decrease in sales to our U.S. independent dealers and lower net sales to China. As a result, international sales declined to 1.1% of total wholesale net sales during the first quarter of fiscal 2026 compared with 1.7% in the prior year quarter.

Wholesale written orders, which represent undelivered orders booked through all of our channels, were down 7.1% for the three months ended September 30, 2025 compared to the same prior year period due to the decline in our contract business. Contract orders were down 53.1% driven by the ongoing reduction in government spending, including fewer orders from the GSA. However, orders from our intersegment Company-operated design centers were up 5.4% as demand patterns continued to improve. Orders to our independent retail network were flat compared to prior year. Wholesale backlog was $53.5 million at September 30, 2025, down 16.3% from a year ago due to lower contract business. In the last three months, wholesale backlog rose by $4.7 million due to the timing of incoming GSA written orders.

Retail - Retail net sales decreased $4.2 million or 3.2% for the three months ended September 30, 2025 compared with the same prior year period. The decrease was driven by lower delivered unit volumes from lower available starting backlog and reduced traffic partially offset by increased designer floor sample sales, a higher average ticket price and an increase in written orders.

Retail written orders for the three months ended September 30, 2025 increased 5.2% compared to the same prior year period due to improved order conversion, increased promotional activities, including higher discounts, new product introductions and additional marketing efforts. During the just completed first quarter we introduced new product offerings and opened two new Company-operated design centers in Colorado Springs, Colorado and Concord, Canada and an independently owned and operated design center in Webster, Texas.

Gross Profit and Margin

Consolidated gross profit decreased $3.7 million for the three months ended September 30, 2025 compared with the same prior year period. The decrease in gross profit during the first quarter was driven by lower net sales, change in product mix, increased promotional activity and incremental tariffs. These decreases were partially offset by a change in the sales mix with a higher percentage of our total sales coming from the retail segment, lower raw material input costs, selective price increases, lower headcount and an increase in average ticket price. Wholesale gross profit for the quarter decreased 6.2% due to the 250-basis point decrease in wholesale gross margin partially offset by a 1.1% increase in wholesale net sales. Retail gross profit decreased 6.5% due to the 3.2% decrease in retail net sales and the 160-basis point reduction in retail gross margin.

Consolidated gross margin was 61.4% for the three months ended September 30, 2025 compared with 60.8% in the prior year period. Our first quarter consolidated gross margin expanded by 60 basis points from a year ago due to a change in the sales mix, lower raw material input costs, selective price increases, lower headcount and a higher retail average ticket price partially offset by a change in product mix, increased promotional activity, elevated designer floor sample sales that carry a lower average margin, higher inbound freight including incremental tariffs and deleveraging from lower delivered sales. Our sales mix, which represents the percentage of retail sales compared to total consolidated sales, increased to 87.5% in the current year, up from 86.0% in the prior year due to lower contract sales within our wholesale segment. Wholesale gross margin for the first quarter was down 250 basis points over the prior year period due to product mix, lower contract sales and lower manufacturing production partially offset by lower raw material input costs and selective price increases. Retail gross margin declined 160 basis points compared with the prior year period due to increased promotional activity, elevated designer floor sample sales and change in product mix partially offset by higher average ticket price.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SG&A Expenses and Operating Income

(in thousands)	Three months ended
	September 30,
	2025	2024	% Change
SG&A expenses	$79,697	$76,072	4.8%
Restructuring and other charges, net of gains	$534	$232	130.2%
Consolidated operating income	$9,967	$17,565	(43.3%)
Consolidated GAAP operating margin	6.8%	11.4%
Consolidated adjusted operating margin	7.2%	11.5%
Wholesale operating income	$7,914	$11,855	(33.2%)
Retail operating income	$1,411	$7,487	(81.2%)

SG&A expenses increased $3.6 million or 4.8% for the three months ended September 30, 2025 compared with the same prior year period. When expressed as a percentage of sales, SG&A expenses for the quarter were 54.2%, up from 49.3% in the prior year first quarter primarily due to fixed cost deleveraging from lower delivered sales combined with additional marketing investments.

Consolidated selling expenses were up 5.5% during the first quarter of fiscal 2026. Wholesale selling expenses, which include our national logistics, increased 23.6% primarily due to a rise in outgoing distribution expenses driven by increased freight and a higher volume of intercompany shipments to our Retail segment for new product introductions, incremental digital and web-technology spend, additional tariffs and elevated employee benefit costs partially offset by reduced headcount and lower fees associated with our contract business. Retail selling expenses were consistent with prior year as increased advertising expenses were offset by reduced variable compensation and decreased warehouse and delivery expenses from lower delivered revenue. Our consolidated advertising expenses during the first quarter of fiscal 2026 increased by 43.9% compared to the prior year due increased digital media spend, including paid search and social campaigns, and the timing of our direct mail campaigns. Marketing expenses represented 3.5% of net sales in the current year, up from 2.3% in the prior year period.

Consolidated general and administrative expenses in the first quarter were up 3.8% compared to the prior year period due to higher occupancy costs from newly opened design centers combined with increased employee benefit costs partially offset by decreased headcount. Compared to a year ago, our consolidated headcount is down 4.7% or 158 associates, including 121 at wholesale and 37 at retail.

Restructuring and other charges, net of gains

Restructuring and other charges, net of gains for the first quarter of fiscal 2026 was $0.5 million compared to $0.2 in the prior year. The current year primarily relates to an early lease termination while the charge of $0.2 million in the prior year primarily related to losses from the impact of Hurricane Helene on our western North Carolina distribution facility.

Consolidated Operating Income

Consolidated operating income of $10.0 million for the three months ended September 30, 2025 decreased by $7.6 million when compared to the same prior year period. As a percentage of net sales, consolidated operating income for the first quarter of fiscal 2026 was 6.8%, compared with 11.4% in the prior year quarter. Adjusted operating income for the first quarter was $10.6 million, or 7.2% of net sales compared with $17.8 million, or 11.5% of net sales in the prior year quarter. The primary driver of reduced operating income was lower consolidated net sales combined with increased SG&A expenses.

Wholesale operating income was $7.9 million for the three months ended September 30, 2025 compared with $11.9 million for the same prior year period. As a percentage of net sales, wholesale operating income was 9.1% compared to 13.8% in the prior year quarter. Adjusted wholesale operating income was $7.9 million or 9.1% of net sales compared with $12.2 million or 14.2% of net sales a year ago. The decrease in wholesale operating income was driven by the 250-basis point decline in gross margin combined with incremental marketing, distribution and employee benefit costs.

Retail operating income was $1.4 million for the three months ended September 30, 2025 compared with $7.5 million for the same prior year period. As a percentage of net sales, retail operating income was 1.1% compared with 5.6% in the prior year quarter. Adjusted retail operating income was $2.0 million or 1.6% of net sales compared with $7.3 million or 5.5% of net sales in the prior year quarter. The decrease in retail operating income was due to lower sales combined with increased promotional activity, elevated designer floor sample sales, increased marketing costs and higher occupancy costs.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other Income (Expense)

(in thousands)	Three months ended
	September 30,
	2025	2024	% Change
Interest and other income, net	$4,098	$2,198	86.4%
Interest and other financing costs	$59	$60	(1.7%)

Interest and other income, net includes interest income, foreign currency gains or losses and other income (expense), net. Interest and other income, net was $4.1 million for the three months ended September 30, 2025, compared with $2.2 million a year ago. The increase was due to a contract modification fee received by Ethan Allen related to our private label card service provider.

Income Tax Expense, Net Income and Diluted EPS

(in thousands)	Three months ended
	September 30,
	2025	2024	% Change
Income tax expense	$3,555	$4,984	(28.7%)
Effective tax rate	25.4%	25.3%
Net income	$10,451	$14,719	(29.0%)
Adjusted Net income	$10,902	$14,892	(26.8%)
Diluted EPS	$0.41	$0.57	(28.1%)
Adjusted Diluted EPS	$0.43	$0.58	(25.9%)

Income Tax Expense

Income tax expense was $3.6 million for the three months ended September 30, 2025, compared with $5.0 million in the same prior year period. Our consolidated effective tax rate was 25.4% in the current year first quarter compared with 25.3% a year ago. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes. Lower income tax expense during the first quarter of fiscal 2026 was driven by the $5.7 million decrease in income before income taxes.

Net Income

Net income was $10.5 million for the three months ended September 30, 2025 compared with $14.7 million in the same prior year period. Adjusted net income was $10.9 million for the three months ended September 30, 2025, down 26.8% from the same prior year period. The decrease in net income was driven by lower consolidated net sales and increased SG&A expenses partially offset by higher gross margin, increased other income and lower income tax expense.

Diluted EPS

Diluted EPS was $0.41 for the three months ended September 30, 2025 compared to $0.57 in the same prior year period. Adjusted diluted EPS was $0.43 compared to $0.58 in the same prior year period. The decrease in diluted EPS was driven primarily from lower consolidated net sales and increased SG&A expenses, which led to lower net income.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following tables below show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures:

(in thousands, except per share amounts)	Three months ended
	September 30,
	2025	2024	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$9,967	$17,565	(43.3%)
Adjustments (pre-tax) *	604	232
Adjusted operating income *	$10,571	$17,797	(40.6%)

Consolidated Net sales	$146,984	$154,337	(4.8%)
GAAP Operating margin	6.8%	11.4%
Adjusted operating margin *	7.2%	11.5%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$10,451	$14,719	(29.0%)
Adjustments, net of tax *	451	173
Adjusted net income	$10,902	$14,892	(26.8%)
Diluted weighted average common shares	25,619	25,618
GAAP Diluted EPS	$0.41	$0.57	(28.1%)
Adjusted diluted EPS *	$0.43	$0.58	(25.9%)

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$7,914	$11,855	(33.2%)
Adjustments (pre-tax) *	(13)	378
Adjusted wholesale operating income *	$7,901	$12,233	(35.4%)

Wholesale net sales	$86,961	$86,056	1.1%
Wholesale GAAP operating margin	9.1%	13.8%
Adjusted wholesale operating margin *	9.1%	14.2%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$1,411	$7,487	(81.2%)
Adjustments (pre-tax) *	617	(146)
Adjusted retail operating income *	$2,028	$7,341	(72.4%)

Retail net sales	$128,563	$132,753	(3.2%)
Retail GAAP operating margin	1.1%	5.6%
Adjusted retail operating margin *	1.6%	5.5%

* Adjustments to reported GAAP financial measures including operating income and margin, net income and diluted EPS have been adjusted by the following:

	Three months ended
(in thousands)	September 30,
	2025	2024
Lease exit costs (retail)	$550	$-
Severance and other charges (wholesale)	(83)	378
Severance and other charges (retail)	67	(146)
Other non-restructuring charges (wholesale)	70	-
Adjustments to operating income	$604	$232
Related income tax effects on non-recurring items(1)	(153)	(59)
Adjustments to net income	$451	$173

(1) Calculated using the marginal tax rate for each period presented.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash generated from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term requirements and contractual obligations and fulfill other cash requirements for day-to-day operations for at least the next twelve months, as well as to meet long-term liquidity requirements and contractual obligations, finance our long-term growth plans and invest in capital expenditures for the foreseeable future. We are committed to maintaining a robust balance sheet and monitoring our liquidity closely.

Our available liquidity is summarized below:

	September 30,	June 30,
(in thousands)	2025	2025

Cash and cash equivalents	$73,648	$76,178
Investments, short-term	49,985	59,955
Investments, long-term	70,045	60,030
Availability under existing credit facility	121,202	120,952
Total Available Liquidity	$314,880	$317,115

At September 30, 2025, we had working capital of $141.8 million compared with $157.1 million at June 30, 2025 and a current ratio of 1.9 at September 30, 2025, compared with 2.0 at June 30, 2025. Our non-U.S. subsidiaries held $5.2 million in cash and cash equivalents at September 30, 2025, which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At September 30, 2025, we held cash and cash equivalents of $73.6 million compared with $76.2 million at June 30, 2025. Cash and cash equivalents aggregated to 10.0% of our total assets at September 30, 2025 compared with 10.3% at June 30, 2025. In addition to cash and cash equivalents, we had aggregated investments of $120.0 million at both September 30, 2025 and June 30, 2025. Our investments are in U.S. Treasury bills and notes, which we expect will further enhance our returns on excess cash. Our short-term U.S. Treasury bills totaled $50.0 million with maturities of less than one year while our long-term U.S. Treasury notes totaled $70.0 million with maturities ranging between one and two years. We believe our cash, cash equivalents and investments are available to meet short-term liquidity needs.

Our cash, cash equivalents and restricted cash decreased $2.5 million or 3.3% during the first three months of fiscal 2026 due to $16.4 million in cash dividends paid, capital expenditures of $2.4 million and $1.8 million in taxes paid related to net share settlement of equity awards partially offset by $16.8 million of net cash provided by operating activities and proceeds from insurance recoveries of $1.4 million.

The following table illustrates the main components of our cash flows:

	Three months ended
(in millions)	September 30,
	2025	2024
Operating activities
Net income	$10.5	$14.7
Non-cash operating lease cost	8.4	8.1
Restructuring and other charges, net of gains	0.5	0.2
Payments on restructuring and other charges, net of proceeds	(0.6)	(0.1)
Depreciation and amortization	3.8	3.9
Deferred income taxes and other non-cash items	0.6	(0.1)
Change in operating assets and liabilities	(6.4)	(11.6)
Total provided by operating activities	$16.8	$15.1

Investing activities
Capital expenditures	$(2.4)	$(3.6)
Purchases of investments, net of proceeds from sales	(0.1)	0.8
Proceeds from insurance recoveries	1.4	-
Total used in investing activities	$(1.1)	$(2.8)

Financing activities
Dividend payments	$(16.4)	$(20.2)
Taxes paid related to net share settlement of equity awards	(1.8)	(2.2)
Payments on financing leases	(0.1)	(0.1)
Total used in financing activities	$(18.3)	$(22.5)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by Operating Activities

We generated $16.8 million in cash from operating activities during the first three months of fiscal 2026 compared with $15.1 million in the prior year period due to improved working capital changes. Positive changes in working capital reflect a decrease in inventory within our retail segment, higher customer deposits and a decrease in accounts receivable from lower contract sales partially offset by an increase in prepaid expenses.

Cash Used in Investing Activities

Cash used in investing activities was $1.1 million during the first three months of fiscal 2026 compared with cash used of $2.8 million in the prior year. During fiscal 2026, we had $0.1 million of net purchases of investments, which related to $9.9 million of U.S. treasuries that matured and were subsequently reinvested for $10.0 million. In the prior year, we had $0.8 million of net purchases of investments, which related to $26.1 million of short-term U.S. treasuries that matured during the year and the subsequent reinvestment of $25.2 million. Capital expenditures during the first three months of fiscal 2026 were $2.4 million, down from $3.6 million in the prior year period. During the first quarter of fiscal 2026 we received $1.4 million in insurance proceeds from a fire within our Vermont sawmill. The recovered losses were from disposal of damaged inventory, inoperable equipment from fire damage, facility cleanup and restoration costs. The temporary disruption caused by the June 2025 fire did not have a material impact on our operations as the facility resumed operations by early July.

Cash Used in Financing Activities

Cash used in financing activities was $18.3 million in the current year compared with $22.5 million a year ago. Total dividends paid were $16.4 million during the first three months of fiscal 2026, a decrease from $20.2 million paid a year ago due to the reduction in the special cash dividend, which went from $0.40 per share last year to $0.25 per share in the current year. In addition, during the first three months of fiscal 2026, a total of 62,627 shares valued at $1.8 million were repurchased from employees to satisfy their withholding tax obligations upon vesting of stock-based awards. This compared to $2.2 million repurchased for similar withholding tax obligations in the prior year period.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At both September 30, 2025 and June 30, 2025, we held $0.8 million of restricted cash related to our insurance captive.

Exchange Rate Changes

Due to changes in foreign currency exchange rates, namely the Mexican Peso, Canadian Dollar and Honduran Lempira against the U.S. Dollar, our cash and cash equivalents increased by less than $0.1 million during the first three months of fiscal 2026 compared with a decrease of $0.2 million in the prior year period. These changes had an immaterial impact on our cash balances held in Mexico, Canada and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. At September 30, 2025, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.2 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Letters of Credit. At September 30, 2025 and June 30, 2025, respectively, there were $3.8 million and $4.0 million of standby letters of credit outstanding under the Facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first three months of fiscal 2026 totaled $2.4 million compared with $3.6 million in the prior year period. Current year capital expenditures were primarily for retail design center construction, new manufacturing equipment and additional investments in technology. New Company-operated design centers in Colorado Springs, CO and Concord, Canada were opened during the first quarter of fiscal 2026 that showcase our unique style while combining complimentary interior design services with technology.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures at least for the next twelve months and foreseeable future.

Dividends. Our Board of Directors has sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during fiscal 2026 by paying a special dividend of $0.25 per share in addition to a regular quarterly dividend of $0.39 per share. During the first three months of fiscal 2026, we paid total cash dividends of $16.4 million. We have paid a special cash dividend in each of the past six fiscal years and paid a cash dividend every year since 1996. Although we expect to continue to declare and pay cash dividends for the foreseeable future, the payment of future cash dividends is within the discretion of our Board of Directors and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants that set limitations on our ability to pay dividends.

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first three months of fiscal 2026 or 2025. At September 30, 2025, we had a remaining authorization to repurchase 2,007,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations

Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax payments, the rate of written orders and net sales, levels of customer deposits on hand, the payment of cash dividends, and capital expenditures to support the growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. At June 30, 2025, we had total contractual obligations of $182.8 million, including $146.3 million related to operating and finance lease commitments and $21.0 million of open purchase orders. Except for $8.7 million in operating lease payments made to our landlords and $10.0 million of operating lease assets obtained in exchange for $10.0 million of operating lease liabilities during fiscal 2026, there were no other material changes in our contractual obligations as previously disclosed in our 2025 Annual Report on Form 10-K.

Other Arrangements

We do not utilize or employ any other arrangements in operating our business. As such, we do not maintain any retained or contingent interests, derivative instruments or variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

Significant Accounting Policies

We disclose our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2025 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first three months of fiscal 2026 from those disclosed in our 2025 Annual Report on Form 10-K.

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

We disclose our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2026 from those disclosed in our 2025 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. While we had no fixed or variable rate borrowings outstanding at September 30, 2025, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the SOFR. We believe that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

Cash, Cash Equivalents and Investments

The fair market value of our cash and cash equivalents at September 30, 2025 was $73.6 million while our investments (short and long-term) totaled $120.0 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. treasuries with maturities ranging up to two years and are reported at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve appropriate investment returns consistent with preserving principal and managing risk. Pursuant to our established investment policy guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged at September 30, 2025. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and investments will continue to be immaterially affected by fluctuations in interest rates.

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

A hypothetical 10% weaker U.S. dollar against all foreign currencies at September 30, 2025 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and have no intention of doing so in the foreseeable future.

Duties and Tariffs Risk

We are exposed to risk with respect to tariffs assessed on raw materials, component parts and finished goods we import into the U.S. We are also subject to risks relating to other changes affecting imports, as we manufacture components and finished goods in Mexico and Honduras. While our upholstery products produced and exported out of our Mexican manufacturing facilities are compliant with the U.S.-Mexico-Canada Agreement, recent tariffs enacted in October 2025 under Section 232 of the Trade Expansion Act of 1962 have resulted in products entering the U.S. under the specific Harmonized Tariff Schedule codes being subject to tariff. Our case goods products produced and exported out of our Honduras facility are currently subject to tariff but are reduced based on the consumption of U.S. sourced raw material wood under the Central America-Dominican Republic Free Trade Agreement. With regards to our imported finished goods and raw materials, our exposure is primarily concentrated on imported case goods from Indonesia, select fabrics from Asia and imported home accent products, consisting mostly of lighting from China and area rugs from India.

The recent introduction of additional tariffs by the U.S. and reciprocal tariffs by other countries has led to incremental costs for our raw materials and finished goods and negatively impacted our wholesale and consolidated margins. As duties rise and new tariffs are enacted, we will continually evaluate whether a retail price increase to help offset these incremental costs is warranted. Additionally, we believe our North America manufacturing (which represents approximately 75% of the furniture we sell) provides us with a strategic advantage to mitigate the impact of higher tariffs. By controlling more aspects of the production process within North America, we believe we can mitigate some of our vulnerability to disruptions and cost increases associated with importing materials and finished goods from tariff-affected regions.

Raw Materials and Other Commodity Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, fabric and foam products. The cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil. We are also exposed to risk with respect to transportation costs, including shipping container and fuel prices, for delivering our products. Should future commodity prices and transportation costs rise, we will determine whether a retail price increase to help offset these incremental costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. We believe any material inflationary impact on our product and operating costs would be partially offset by our ability to increase retail selling prices. We have been able to reduce certain manufacturing input costs by identifying lower cost alternatives in raw materials as well as implemented operational efficiencies, including reduced headcount, which have helped to reduce the impact of inflation.

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. At September 30, 2025, there were 143 Company-operated retail design centers, of which 48 are owned and 95 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our consolidated balance sheets for leased design center locations and warehouse and distribution facilities. At September 30, 2025, the unamortized balance of such right-of-use assets totaled $111.6 million. Should we have to close one or more of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right-of-use asset in excess of its carrying value.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first three months of fiscal 2026 to the Company’s legal matters disclosed in Part I, Item 3, Legal Proceedings, in our 2025 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes during the first three months of fiscal 2026 to the Company’s risk factors disclosed in Part I, Item 1A, Risk Factors, in our 2025 Annual Report on Form 10-K.

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

We did not repurchase any shares of our outstanding common stock during the first quarter of fiscal 2026 under the existing share repurchase program. At September 30, 2025, we had a remaining authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Officers

None of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the first quarter of fiscal 2026.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: October 29, 2025	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: October 29, 2025	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)