Form 10-Q
period 2025-12-31
ETHAN ALLEN INTERIORS INC
filed 2026-02-09
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 21, 2026, was 25,446,339.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q SECOND QUARTER OF FISCAL 2026

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2025	June 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,274	$76,178
Investments, short-term	75,067	59,955
Accounts receivable, net	4,494	6,066
Inventories, net	141,936	140,893
Prepaid expenses and other current assets	26,272	26,841
Total current assets	312,043	309,933
Property, plant and equipment, net	207,736	210,238
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	107,908	109,173
Deferred income taxes	325	369
Investments, long-term	39,989	60,030
Other assets	1,637	2,228
TOTAL ASSETS	$714,766	$737,099
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$23,189	$22,137
Customer deposits	63,566	75,068
Accrued compensation and benefits	17,706	23,625
Current operating lease liabilities	26,396	27,403
Other current liabilities	4,988	4,618
Total current liabilities	135,845	152,851
Operating lease liabilities, long-term	94,751	96,263
Deferred income taxes	2,483	2,054
Other long-term liabilities	3,604	3,662
TOTAL LIABILITIES	236,683	254,830
Commitments and contingencies (see Note 18)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 49,717 and 49,640 shares issued; 25,446 and 25,432 shares outstanding at December 31, 2025 and June 30, 2025, respectively	497	496
Additional paid-in capital	390,294	389,672
Treasury stock, at cost: 24,271 and 24,208 shares at December 31, 2025 and June 30, 2025, respectively	(688,849)	(687,003)
Retained earnings	780,736	784,878
Accumulated other comprehensive loss	(4,507)	(5,688)
Total Ethan Allen Interiors Inc. shareholders' equity	478,171	482,355
Noncontrolling interests	(88)	(86)
TOTAL SHAREHOLDERS' EQUITY	478,083	482,269
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$714,766	$737,099

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales	$149,916	$157,260	$296,900	$311,597
Cost of sales	58,645	62,423	115,431	122,891
Gross profit	91,271	94,837	181,469	188,706

Selling, general and administrative expenses	77,858	76,674	157,555	152,746
Restructuring and other charges, net of gains	(815)	6	(281)	238
Operating income	14,228	18,157	24,195	35,722

Interest and other income, net	1,549	2,029	5,647	4,227
Interest and other financing costs	60	63	119	123
Income before income taxes	15,717	20,123	29,723	39,826
Income tax expense	3,973	5,119	7,528	10,103
Net income	$11,744	$15,004	$22,195	$29,723

Per share data
Basic earnings per common share
Net income per basic share	$0.46	$0.59	$0.87	$1.16
Basic weighted average common shares	25,572	25,556	25,569	25,551
Diluted earnings per common share
Net income per diluted share	$0.46	$0.59	$0.87	$1.16
Diluted weighted average common shares	25,608	25,625	25,618	25,622

Comprehensive income
Net income	$11,744	$15,004	$22,195	$29,723
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	555	(1,398)	1,048	(2,981)
Other	40	19	131	634
Other comprehensive income (loss), net of tax	595	(1,379)	1,179	(2,347)
Comprehensive income	$12,339	$13,625	$23,374	$27,376

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six months ended
	December 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$22,195	$29,723
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,679	7,854
Share-based compensation expense	622	785
Non-cash operating lease cost	16,534	16,288
Deferred income taxes	473	(689)
Restructuring and other charges, net of gains	(281)	238
Payments on restructuring and other charges	(1,510)	(520)
Loss on disposal of property, plant and equipment	49	10
Proceeds from insurance recoveries	1,137	109
Other	525	(129)
Changes in operating assets and liabilities:
Accounts receivable, net	1,572	1,758
Inventories, net	(1,067)	(5)
Prepaid expenses and other current assets	643	(7,559)
Customer deposits	(11,502)	(2,694)
Accounts payable and accrued expenses	750	(3,655)
Accrued compensation and benefits	(5,919)	2,308
Operating lease liabilities	(17,417)	(17,257)
Other assets and liabilities	522	134
Net cash provided by operating activities	15,005	26,699

Cash Flows from Investing Activities
Capital expenditures	(5,300)	(7,371)
Purchases of investments	(19,995)	(35,230)
Proceeds from sales of investments	24,857	36,322
Proceeds from insurance recoveries	1,225	-
Net cash provided by (used in) investing activities	787	(6,279)

Cash Flows from Financing Activities
Payment of cash dividends	(26,337)	(30,151)
Taxes paid related to net share settlement of equity awards	(1,846)	(2,207)
Payments on financing leases	(183)	(172)
Net cash used in financing activities	(28,366)	(32,530)

Effect of exchange rate changes on cash and cash equivalents	189	(422)

Net decrease in cash, cash equivalents and restricted cash	(12,385)	(12,532)
Cash, cash equivalents and restricted cash at beginning of period	76,955	70,216
Cash, cash equivalents and restricted cash at end of period	$64,570	$57,684

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2025	49,640	$496	$389,672	24,208	$(687,003)	$(5,688)	$784,878	$(86)	$482,269
Net income	-	-	-	-	-	-	10,451	-	10,451
Share-based compensation expense	-	-	293	-	-	-	-	-	293
Restricted and performance stock unit vesting	77	1	-	63	(1,846)	-	-	-	(1,845)
Cash dividends declared and paid	-	-	-	-	-	-	(16,363)	-	(16,363)
Other comprehensive income (loss)	-	-	-	-	-	585	-	(1)	584
Balance at September 30, 2025	49,717	$497	$389,965	24,271	$(688,849)	$(5,103)	$778,966	$(87)	$475,389
Net income	-	-	-	-	-	-	11,744	-	11,744
Share-based compensation expense	-	-	329	-	-	-	-	-	329
Cash dividends declared and paid	-	-	-	-	-	-	(9,974)	-	(9,974)
Other comprehensive income (loss)	-	-	-	-	-	596	-	(1)	595
Balance at December 31, 2025	49,717	$497	$390,294	24,271	$(688,849)	$(4,507)	$780,736	$(88)	$478,083

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2024	49,550	$495	$388,104	24,138	$(684,796)	$(4,189)	$783,366	$(64)	$482,916
Net income	-	-	-	-	-	-	14,719	-	14,719
Share-based compensation expense	-	-	375	-	-	-	-	-	375
Restricted and performance stock unit vesting	88	1	(1)	70	(2,207)	-	-	-	(2,207)
Cash dividends declared and paid	-	-	-	-	-	-	(20,184)	-	(20,184)
Other comprehensive income (loss)	-	-	-	-	-	(958)	-	(10)	(968)
Balance at September 30, 2024	49,638	$496	$388,478	24,208	$(687,003)	$(5,147)	$777,901	$(74)	$474,651
Net income	-	-	-	-	-	-	15,004	-	15,004
Share-based compensation expense	-	-	410	-	-	-	-	-	410
Cash dividends declared and paid	-	-	-	-	-	-	(9,967)	-	(9,967)
Other comprehensive income (loss)	-	-	-	-	-	(1,356)	-	(23)	(1,379)
Balance at December 31, 2024	49,638	$496	$388,888	24,208	$(687,003)	$(6,503)	$782,938	$(97)	$478,719

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

Ethan Allen Interiors Inc., through its wholly owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a Delaware corporation and leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality, and personalized service. We are known for the quality and craftsmanship of our products as well as for the exceptional personal service from design to delivery, and for our commitment to social responsibility and sustainable operations. Our strong network of entrepreneurial leaders and interior designers provide complimentary interior design service to our clients and sell a full range of home furnishings through a retail network of design centers located throughout the U.S. and abroad, as well as online at ethanallen.com.

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At December 31, 2025, there were 142 Company-operated retail design centers with 137 located in the U.S. and 5 in Canada. We also have 45 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe.

We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since we were founded in 1932. At December 31, 2025 we own and operate 11 manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras. We also partner with various suppliers located in Europe, Asia and other countries to import products that support our business.

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

The interim consolidated financial statements were prepared on a basis consistent with those reflected in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report on Form 10-K”) but do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). We derived the June 30, 2025 consolidated balance sheet from our audited financial statements included in our 2025 Annual Report on Form 10-K. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of results that may be expected for the entire fiscal year.

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

Reclassification

The Company reclassified insurance proceeds received during the six months ended December 31, 2024 in the Consolidated Statements of Cash Flows from Payments on restructuring and other charges to Proceeds from insurance recoveries within Net cash provided by operating activities to conform to the current year’s presentation. This change was made for disclosure purposes only and did not have any impact on previously reported results.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At December 31, 2025 and June 30, 2025, we held $0.3 million and $0.8 million, respectively, of restricted cash related to our insurance captive.

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

Recently Adopted Accounting Standards or Updates

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities to provide enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 for the fiscal year ended June 30, 2025. We adopted this guidance on a retrospective basis, which modified our annual disclosures beginning in fiscal 2025 and our interim disclosures beginning in fiscal 2026 but did not have a material effect on our financial position, results of operations, or cash flows. Refer to Note 17, Segment Information, in the accompanying notes to the consolidated statements for further detail.

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

Goodwill and Other - Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to prescriptive and sequential software development stages and requires entities to start capitalizing eligible software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this ASU can be applied using a prospective, modified, or retrospective transition approach, and are effective for our interim and annual periods starting in fiscal 2029. Early adoption is permitted at the beginning of an annual period. We are currently evaluating the impact of the new requirements on our consolidated financial statements and related disclosures.

Interim Reporting. In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments in this ASU are effective for our interim reporting periods starting in fiscal 2029, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our disclosures in the notes to the consolidated financial statements.

No other new accounting pronouncements issued or effective as of December 31, 2025 have had or are expected to have a material impact on our consolidated financial statements or related disclosures.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At December 31, 2025 and June 30, 2025, these amounts were immaterial.

Allowance for Credit Losses. Accounts receivable arise from the sale of products on trade credit terms and presented net of our allowances for credit losses. We maintain an allowance for estimated credit losses resulting from the inability of our customers to make required payments. The allowance is based on a review of specifically identified accounts in addition to an overall aging analysis. At December 31, 2025 and June 30, 2025, the allowance for credit losses was immaterial.

Commissions. We capitalize commission fees paid to our employees as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). We had prepaid commissions of $9.6 million at December 31, 2025, $11.5 million at June 30, 2025, and $11.5 million at June 30, 2024. We expect to recognize the $9.6 million of prepaid commissions at December 31, 2025 as a selling expense during the remainder of fiscal 2026 within our consolidated statements of comprehensive income.

Customer Deposits. We collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. We had customer deposits of $63.6 million at December 31, 2025, $75.1 million at June 30, 2025, and $73.5 million at June 30, 2024. We reduce the contract liability when we recognize revenue. We recognized $70.9 and $69.1 million during the six months ended December 31, 2025 and 2024, respectively. During the three months ended December 31, 2025, we recognized $14.5 million of revenue related to our contract liabilities reported at June 30, 2025. During the three months ended December 31, 2024, we recognized $13.9 million of revenue related to our contract liabilities reported at June 30, 2024. We expect that substantially all of the customer deposits at December 31, 2025 will be recognized as revenue within the next 12 months as the performance obligations are satisfied.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table disaggregates our net sales by product category across our two reportable segments (in thousands):

	Three months ended December 31, 2025				Three months ended December 31, 2024
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$44,943	$66,261	$(33,072)	$78,132	$43,648	$65,050	$(32,553)	$76,145
Case goods(3)	20,409	33,356	(16,461)	37,304	27,919	34,522	(17,235)	45,206
Accents(4)	14,521	28,293	(13,970)	28,844	16,318	27,808	(14,042)	30,084
Other(5)	(802)	6,438	-	5,636	(1,074)	6,899	-	5,825
Total	$79,071	$134,348	$(63,503)	$149,916	$86,811	$134,279	$(63,830)	$157,260

	Six months ended December 31, 2025				Six months ended December 31, 2024
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$89,251	$127,339	$(67,342)	$149,248	$89,643	$128,921	$(65,434)	$153,130
Case goods(3)	47,760	67,075	(35,652)	79,183	53,850	68,678	(34,642)	87,886
Accents(4)	30,769	55,361	(29,049)	57,081	31,371	55,845	(28,226)	58,990
Other(5)	(1,748)	13,136	-	11,388	(1,997)	13,588	-	11,591
Total	$166,032	$262,911	$(132,043)	$296,900	$172,867	$267,032	$(128,302)	$311,597

(1)	The Eliminations column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

(4)

Accents includes items such as window treatments and drapery hardware, wall décor, florals, lighting, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, flooring, wall coverings and outdoor furnishings.

(5)

Other includes product delivery sales, hotel revenues, sales of third-party furniture protection plans and other miscellaneous product sales less prompt payment discounts, sales allowances and other incentives.

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At December 31, 2025 and June 30, 2025, we have categorized our investments as Level 2 assets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at December 31, 2025 or June 30, 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and June 30, 2025. We did not have any transfers between levels of fair value measurements during the periods presented.

		Fair Value Measurements at December 31, 2025
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds(1)	Cash and cash equivalents	$22,947	$-	$-	$22,947
U.S. Treasury bills(2)	Investments, short-term	-	75,067	-	75,067
U.S. Treasury notes(2)	Investments, long-term	-	39,989	-	39,989
Total		$22,947	$115,056	$-	$138,003

		Fair Value Measurements at June 30, 2025
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds(1)	Cash and cash equivalents	$33,279	$-	$-	$33,279
U.S. Treasury bills(2)	Investments, short-term	-	59,955	-	59,955
U.S. Treasury notes(2)	Investments, long-term	-	60,030	-	60,030
Total		$33,279	$119,985	$-	$153,264

(1)	Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

(2)	We have current and non-current debt securities (U.S. Treasury bills and notes) intended to enhance returns on our cash as well as to fund future obligations.

There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2026 or 2025.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings at December 31, 2025 and June 30, 2025. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

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

The Company's lease terms and discount rates are as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (in years)
Operating leases	5.4	5.5
Financing leases	1.3	2.3
Weighted average discount rate
Operating leases	6.1%	5.9%
Financing leases	5.6%	5.6%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended December 31,		Six months ended December 31,
	Statements of Comprehensive Income Location	2025	2024	2025	2024
Operating lease cost(1)	SG&A expenses	$8,167	$8,170	$16,534	$16,288
Financing lease cost
Depreciation of property	SG&A expenses	87	88	173	173
Interest on lease liabilities	Interest and other financing costs	7	12	16	25
Short-term lease cost(2)	SG&A expenses	2	64	4	164
Variable lease cost(3)	SG&A expenses	2,633	2,482	5,276	4,919
Less: Sublease income	SG&A expenses	(363)	(352)	(775)	(757)
Total lease expense		$10,533	$10,464	$21,228	$20,812

(1)	Lease expense for operating leases consists of both fixed and variable components. Expenses related to fixed lease payments are recognized on a straight-line basis over the term of the lease.

(2)	Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and instead expensed on a straight-line basis over the term of the lease.

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

The following table reconciles the undiscounted future minimum lease payments (by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on our consolidated balance sheets at December 31, 2025 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2026 (remaining six months)	$16,950	$199
2027	30,746	325
2028	27,560	-
2029	22,947	-
2030	15,611	-
Thereafter	28,882	-
Total undiscounted future minimum lease payments	142,696	524
Less: imputed interest	(21,549)	(18)
Total present value of lease obligations(1)	$121,147	$506

(1)	We had no future commitments under short-term operating lease agreements at December 31, 2025.

At December 31, 2025, we had three operating leases for new retail design centers which have not yet commenced and are therefore not part of the tables above nor included in the lease ROU assets and liabilities. These operating leases will commence when we obtain possession of the underlying leased asset, which is expected over the next six months. The leases are for periods between 5 and 10 years and have aggregate undiscounted future lease payments of $7.5 million.

At December 31, 2025 we did not have any financing leases that had not yet commenced.

Other supplemental information for our leases is as follows (in thousands):

	Six months ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17,417	$17,257
Operating cash flows from financing leases	$183	$172
Operating lease assets obtained in exchange for operating lease liabilities	$12,640	$10,111
Financing lease obligations obtained in exchange for new financing lease assets	$-	$-

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(7)	Investments

We have investments in debt securities intended to enhance returns on our cash as well as to fund future obligations. Our short-term investments consist of U.S. Treasury bills, with maturities of less than one year, and total $75.1 million at December 31, 2025. Our long-term investments consist of U.S. Treasury notes, with maturities ranging between one and two years, and total $40.0 million at December 31, 2025. During the first six months of fiscal 2026, we had $4.9 million of net proceeds from the sale of investments, which related to $24.9 million of U.S. treasuries that matured and $20.0 million of new U.S. treasuries purchased. All unrealized gains and losses are included in Accumulated other comprehensive loss within our consolidated balance sheets.

Our debt securities are presented below in accordance with their stated maturities (in thousands):

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Due within one year	$74,879	$221	$(33)	$75,067
Due within one and two years	39,906	84	(1)	39,989
Total	$114,785	$305	$(34)	$115,056

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Due within one year	$59,952	$66	$(63)	$59,955
Due within one and two years	59,941	95	(6)	60,030
Total	$119,893	$161	$(69)	$119,985

(8)	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value and are summarized as follows (in thousands):

	December 31,	June 30,
	2025	2025
Finished goods	$107,064	$106,643
Work in process	13,084	13,713
Raw materials	23,252	22,071
Inventory reserves	(1,464)	(1,534)
Inventories, net	$141,936	$140,893

(9)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	December 31,	June 30,
	2025	2025
Land and improvements	$78,057	$77,971
Building and improvements	371,039	369,184
Machinery and equipment	120,709	121,367
Property, plant and equipment, gross	569,805	568,522
Less: accumulated depreciation and amortization	(362,069)	(358,284)
Property, plant and equipment, net	$207,736	$210,238

We recorded depreciation and amortization expense of $3.8 million and $4.0 million during the three months ended December 31, 2025 and 2024, respectively. Depreciation expense was $7.7 million and $7.9 million for the six months ended December 31, 2025 and 2024, respectively.

(10)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At December 31, 2025 and June 30, 2025, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which is assigned to our wholesale reporting unit. Our wholesale reporting unit is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

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

(11)	Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Beecher Falls, Vermont fire (1)	$(813)	$-	$(978)	$-
Lease exit costs(2)	-	-	550	-
Severance and other charges	(2)	6	147	238
Total Restructuring and other charges, net of gains	$(815)	$6	$(281)	$238

(1)

Our sawmill operations located in Beecher Falls, Vermont recently sustained smoke and structural damage from a fire. Losses incurred from the disposal of inventory, damaged equipment and facility cleanup totaled $1.3 million during the first six months of fiscal 2026. Total cleanup and repair costs paid by the Company during fiscal 2026 was $1.0 million, resulting in an accrual of $0.3 million at December 31, 2025 within Accounts payable and accrued expenses. In addition, a total of $2.3 million in insurance proceeds were received by the Company during fiscal 2026, of which $1.1 million was for the reimbursement of cleanup and restoration costs incurred while the remaining $1.2 million represented a partial advance towards the reconstruction of the damaged outbuilding. The fire did not have a material impact on our operations as our Beecher Falls, Vermont facility returned to normal schedule shortly after the incident.

(2)

We recorded a restructuring charge of $0.6 million during fiscal 2026 related to lease exit costs within the retail segment as a result of an early termination of a lease. These lease exit costs included a $0.3 million repayment of a previously received tenant allowance and a non-cash charge of $0.3 million to impair the design center’s fixed assets and ROU assets, net of lease liabilities.

Restructuring payments made by the Company during the six months ended December 31, 2025 were $1.5 million, which were for Beecher Falls, Vermont repair and restoration work, lease exit costs and severance.

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

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.2 million at December 31, 2025 and $121.0 million at June 30, 2025.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term Secured Overnight Financing Rate “SOFR” Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYRFB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility at December 31, 2025, June 30, 2025, or at any time during fiscal 2026 and 2025. Since we had no outstanding borrowings during fiscal 2026 and 2025, there was no related interest expense during these periods.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal 2026 or 2025, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At December 31, 2025 and June 30, 2025, we were in compliance with all the covenants under the Facility.

Letters of Credit. At December 31, 2025 and June 30, 2025, there were $3.8 million and $4.0 million, respectively, of standby letters of credit outstanding under the Facility.

(13)	Income Taxes

The Company's process for determining the provision for income taxes involves using an estimated annual effective tax rate which is based on forecasted annual income and statutory tax rates across the various jurisdictions in which we operate. We recorded a provision for income tax expense of $4.0 million and $7.5 million, respectively, for the three and six months ended December 31, 2025 compared with $5.1 million and $10.1 in the prior year comparable period. Our consolidated effective tax rate was 25.3% for both the three and six month periods ended December 31, 2025 compared with 25.4% for both the three and six month periods ended December 31, 2024. Our effective tax rate in both periods presented varies from the 21% federal statutory rate primarily due to state taxes.

We recognize interest and penalties related to income tax matters as a component of income tax expense. At December 31, 2025, we had $4.3 million of unrecognized tax benefits compared with $3.9 million at June 30, 2025. It is reasonably possible that various matters relating to $1.0 million of the total gross unrecognized tax benefits at December 31, 2025 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, $0.8 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

(14)	Earnings Per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share (“EPS”):

	Three months ended		Six months ended
	December 31,		December 31,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator (basic and diluted):
Net income available to common shareholders	$11,744	$15,004	$22,195	$29,723
Denominator:
Basic weighted average shares common shares outstanding	25,572	25,556	25,569	25,551
Dilutive effect of stock options and other share-based awards(1)	36	69	49	71
Diluted weighted average shares common shares outstanding	25,608	25,625	25,618	25,622

Earnings per share:
Basic	$0.46	$0.59	$0.87	$1.16
Diluted	$0.46	$0.59	$0.87	$1.16

(1) Dilutive potential common shares consist of stock options, restricted stock units and performance units.

At December 31, 2025 and 2024, total share-based awards of 73,556 and 43,232, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

At December 31, 2025 and 2024, the number of performance units excluded from the calculation of diluted EPS were 215,890 and 213,717, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(15)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on our investments. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. All unrealized gains and losses on investments are included in Accumulated Other Comprehensive Loss within our consolidated balance sheets. The tax effect of unrealized gains included in accumulated other comprehensive loss was $0.2 million and less than $0.1 million at December 31, 2025 and June 30, 2025, respectively.

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2025	June 30, 2025
Accumulated foreign currency translation adjustments	$(4,715)	$(5,763)
Accumulated unrealized gains on investments, net of tax	208	75
	$(4,507)	$(5,688)

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	2025	2024
Beginning balance at July 1	$(5,688)	$(4,189)
Other comprehensive income (loss), net of tax	1,179	(2,347)
Less AOCI attributable to noncontrolling interests	2	33
Ending balance at December 31	$(4,507)	$(6,503)

(16)	Share-Based Compensation

We recognized total share-based compensation expense of $0.6 million and $0.8 million during the six months ended December 31, 2025 and 2024, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. At December 31, 2025, $2.3 million of total unrecognized compensation expense related to non-vested stock-based awards is expected to be recognized over a weighted average period of 2.1 years. There was no share-based compensation capitalized during the six months ended December 31, 2025 and 2024.

At December 31, 2025, there were 1,082,013 shares of common stock available for future issuance pursuant to The Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock-based awards including stock options, restricted stock and stock units. All stock-based awards are approved by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Company policy requires an additional one-year holding period beyond the service vest date for executive officers and members of the Board of Directors.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the six months ended December 31, 2025 and 2024.

Non-Employee Stock Option Grants. The Plan also provides for the grant of stock-based awards to non-employee directors of the Company. During the first six months of fiscal 2026, we granted 16,905 stock options at an exercise price of $29.58 to our non-employee directors. In the prior year period, we granted 16,650 stock options at an exercise price of $30.03. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on the Company’s Board of Directors. All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board of Directors. At December 31, 2025, $0.2 million of total unrecognized compensation expense related to unvested non-employee stock options is expected to be recognized over a weighted average remaining period of 2.0 years.

There were pre-vesting stock option forfeitures totaling 6,556 in addition to 3,481 stock option expired during the first six months of fiscal 2026, leaving a total of 114,288 stock options outstanding at December 31, 2025, with a weighted average exercise price of $25.90 and a weighted average grant date fair value of $6.17.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restricted Stock Unit Activity

During the first six months of fiscal 2026, we granted 20,789 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $23.69. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in three equal annual installments on the anniversary of the date of grant. In the prior year period, we granted 23,399 RSUs with a weighted average grant date fair value of $24.04 which vest in three equal annual installments on the anniversary date of the grant.

A total of 26,862 RSUs vested during the first six months of fiscal 2026, resulting in 40,190 RSUs unvested and outstanding at December 31, 2025, with a weighted average grant date fair value of $24.51. At December 31, 2025, $0.8 million of total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted average remaining period of 2.0 years.

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

During the first six months of fiscal 2026, we granted 88,526 PSUs with a weighted average grant date fair value of $22.77 compared with 92,669 PSUs at a weighted average grant date fair value of $23.06 in the prior year. The number of awards that will vest, as well as unearned and canceled awards, depend on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with us through the end of the three-year performance periods. We account for PSU awards as equity-based awards because upon vesting, they will be settled in common shares. We expense as compensation cost the fair value of the PSUs as of the grant date and amortize expense ratably over the total performance and time vest period, considering the probability that we will satisfy the performance goals.

During the first six months of fiscal 2026, 50,479 PSUs vested, leaving 375,053 PSUs unvested and outstanding at December 31, 2025, with a weighted average grant date fair value of $24.41. Unrecognized compensation expense at December 31, 2025, related to PSUs, was $1.2 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 2.0 years.

(17)	Segment Information

Ethan Allen conducts business globally and has strategically aligned its business into two reportable segments: Wholesale and Retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. Our operating segments are aligned with how the Company and our chief operating decision maker (“CODM”) who is the Chairman of our Board of Directors, and our President and Chief Executive Officer, evaluates the operating results and performance of the business.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

The following tables present net sales and operating income by segment (in thousands):

	Three months ended December 31, 2025
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$79,071	$134,348	$(63,503)	$149,916
Less significant expense categories:
Selling expenses and cost of sales	61,561	104,307	(67,671)	98,197
General and administrative expenses	8,806	24,641	-	33,447
Advertising expenses	3,197	1,662	-	4,859
Restructuring and other charges, net of gains	(818)	3	-	(815)
Operating income	6,325	3,735	4,168	14,228
Interest and other income, net	1,533	16	-	1,549
Interest and other financing costs	60	-	-	60
Income before income taxes	$7,798	$3,751	$4,168	$15,717

	Three months ended December 31, 2024
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$86,811	$134,279	$(63,830)	$157,260
Less significant expense categories:
Selling expenses and cost of sales	67,080	101,216	(65,696)	102,600
General and administrative expenses	7,738	24,879	-	32,617
Advertising expenses	2,378	1,502	-	3,880
Restructuring and other charges, net of gains	(22)	28	-	6
Operating income	9,637	6,654	1,866	18,157
Interest and other income, net	1,995	34	-	2,029
Interest and other financing costs	63	-	-	63
Income before income taxes	$11,569	$6,688	$1,866	$20,123

	Six months ended December 31, 2025
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$166,032	$262,911	$(132,043)	$296,900
Less significant expense categories:
Selling expenses and cost of sales	128,319	203,005	(136,853)	194,471
General and administrative expenses	17,798	50,788	-	68,586
Advertising expenses	6,577	3,352	-	9,929
Restructuring and other charges, net of gains	(901)	620	-	(281)
Operating income	14,239	5,146	4,810	24,195
Interest and other income, net	5,613	34	-	5,647
Interest and other financing costs	119	-	-	119
Income before income taxes	$19,733	$5,180	$4,810	$29,723

	Six months ended December 31, 2024
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$172,867	$267,032	$(128,302)	$311,597
Less significant expense categories:
Selling expenses and cost of sales	129,813	200,349	(128,391)	201,771
General and administrative expenses	16,508	49,955	-	66,463
Advertising expenses	4,698	2,705	-	7,403
Restructuring and other charges, net of gains	356	(118)	-	238
Operating income	21,492	14,141	89	35,722
Interest and other income, net	4,176	51	-	4,227
Interest and other financing costs	123	-	-	123
Income before income taxes	$25,545	$14,192	$89	$39,826

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table presents additional information by segment (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2025	2024	2025	2024
Depreciation and amortization
Wholesale segment	$1,632	$1,555	$3,251	$3,065
Retail segment	2,203	2,427	4,428	4,789
Consolidated total	$3,835	$3,982	$7,679	$7,854

Capital expenditures
Wholesale segment	$1,597	$2,047	$1,995	$4,842
Retail segment	1,299	1,735	3,305	2,529
Consolidated total	$2,896	$3,782	$5,300	$7,371

	December 31,	June 30,
Total Assets	2025	2025
Wholesale segment	$358,436	$375,126
Retail segment	382,990	393,918
Inventory profit elimination(1)	(26,660)	(31,945)
Consolidated total	$714,766	$737,099

(1)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(18)	Commitments and Contingencies

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

Material Cash Requirements from Contractual Obligations. As disclosed in our 2025 Annual Report on Form 10-K, we had total contractual obligations of $182.8 million, including $146.3 million related to our operating and finance lease commitments and $21.0 million of open purchase orders at June 30, 2025. Except for $17.4 million in operating lease payments made to our landlords and $12.6 million of operating lease assets obtained in exchange for $12.6 million of operating lease liabilities during the first six months of fiscal 2026, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2025 Annual Report on Form 10-K.

Legal Matters. We are routinely party to various legal proceedings in the ordinary course of business, including investigations or as a defendant in litigation. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at December 31, 2025, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Executive Overview

Who We Are. Founded in 1932, Ethan Allen is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers clients stylish product offerings, artisanal quality and personalized service. We are known for the quality and craftsmanship of our products as well as for the exceptional personal service from design to delivery. Our strong network of entrepreneurial leaders and interior designers provide complimentary interior design service to our clients and sell a full range of home furnishing products through a retail network of design centers located throughout the U.S. and internationally, as well as online at ethanallen.com.

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At December 31, 2025, the Company operates 142 retail design centers, 137 located in the U.S. and 5 in Canada. We also have 45 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe. We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since 1932. At December 31, 2025, we own and operate 11 manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras. We also partner with suppliers located in Europe, Asia, and other countries to produce and import various products that support the business.

Business Model. Our vertical integration is a competitive advantage for us. Our North American manufacturing and logistics operations are an integral part of an overall strategy to maximize production efficiencies and maintain this competitive advantage. Our business model is to maintain continued focus on: (i) providing relevant product offerings, (ii) capitalizing on the professional and personal service offered to our customers by our interior design professionals, (iii) leveraging the benefits of our vertical integration including a manufacturing presence in North America, (iv) investing in new technologies across key aspects of our vertically integrated business, (v) maintaining a strong logistics network, (vi) communicating our messages with strong marketing campaigns, and (vii) utilizing our website, ethanallen.com, as a key marketing tool to drive traffic to our retail design centers. We aim to position Ethan Allen as a premier interior design destination and a preferred brand offering products of superior style, quality, and value to customers with a comprehensive, one-stop shopping solution for their home furnishing and interior design needs. We seek to constantly reinvent our projection and product offerings through a broad selection of products, designed to complement one another, reflecting current fashion trends in home furnishing.

Talent. At December 31, 2025, our employee count totaled 3,149, with 2,177 in our wholesale segment and 972 in our retail segment. We continue to strengthen our teams while at the same time reducing headcount through operational efficiencies and have reduced headcount by 5.1% in the last 12 months and 30.7% less than December 2019.

Fiscal 2026 Second Quarter in Review (1). Our fiscal 2026 second quarter results were highlighted by a strong gross margin and robust balance sheet despite a challenging environment. Consolidated net sales were $149.9 million, a 4.7% decrease from the prior year quarter primarily due to fewer contract sales partially offset by higher average ticket price, incremental designer floor sample sales and fewer sales returns. Wholesale orders declined 19.3% while retail written orders declined 17.9%. Our demand trends reflect a difficult prior year comparison combined with macroeconomic and industry-specific challenges, including higher tariffs, the government shutdown, elevated inflation, lower consumer sentiment and reduced home sales. We maintained a strong consolidated gross margin of 60.9% due to a change in sales mix, selective price increases and lower headcount partially offset by increased promotional activity, incremental tariffs and higher designer floor sample sales. Our adjusted operating margin was 9.0% compared to 11.5% a year ago while adjusted diluted EPS was $0.44 compared with $0.59 a year ago. Lower operating margin was driven by fewer contract sales, increased promotions, lower unit volumes, incremental marketing spend, tariffs, elevated designer floor sample sales and increased employee benefit costs partially offset by change in sales mix, reduced freight, lower headcount, disciplined spending and a higher retail average ticket price. We ended the quarter with 187 Ethan Allen retail design centers, including 142 Company-operated and 45 independently owned and operated locations. Cash, cash equivalents and investments totaled $179.3 million at December 31, 2025 and we had no outstanding debt. We also continued our history of paying dividends to shareholders by paying a regular quarterly cash dividend of $10.0 million.

Additionally, in October 2025, we held our annual convention under the theme of Always Moving Forward. The program honored Ethan Allen’s history, reviewed initiatives in manufacturing, logistics, technology, marketing and retail, and celebrated interior designers both for achievement in written sales and design excellence. We also received several awards during the fiscal 2026 second quarter. Our upholstery operations in Silao, Mexico was designated as a Great Place to Work® for the eighth consecutive year, and our U.S. operations received a “High Score” on the 2025 Wood Furniture Scorecard prepared by the Sustainable Furnishings Council and the National Wildlife Federation.

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data):

	Three months ended December 31,						Six months ended December 31,
	2025	% of Sales	2024	% of Sales	% Chg		2025	% of Sales	2024	% of Sales	% Chg
Net sales	$149.9		$157.3		(4.7%	)	$296.9		$311.6		(4.7%	)
Gross profit	$91.3	60.9%	$94.8	60.3%	(3.8%	)	$181.5	61.1%	$188.7	60.6%	(3.8%	)
Operating income	$14.2	9.5%	$18.2	11.5%	(21.6%	)	$24.2	8.1%	$35.7	11.5%	(32.3%	)
Adjusted operating income(1)	$13.5	9.0%	$18.2	11.5%	(25.8%	)	$24.0	8.1%	$36.0	11.5%	(33.2%	)
Net income	$11.7	7.8%	$15.0	9.5%	(21.7%	)	$22.2	7.5%	$29.7	9.5%	(25.3%	)
Adjusted net income(1)	$11.2	7.5%	$15.0	9.5%	(25.5%	)	$22.1	7.4%	$29.9	9.6%	(26.2%	)
Diluted EPS	$0.46		$0.59		(22.0%	)	$0.87		$1.16		(25.0%	)
Adjusted diluted EPS(1)	$0.44		$0.59		(25.4%	)	$0.86		$1.17		(26.5%	)
Cash flow from operating activities	$(1.8)		$11.6		(115.7%	)	$15.0		$26.7		(43.8%	)
Wholesale written orders					(19.3%	)					(12.6%	)
Retail written orders					(17.9%	)					(6.7%	)

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Design center activity and geographic distribution of our retail network are as follows:

	Fiscal 2026			Fiscal 2025
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	45	142	187	45	142	187
New locations	1	3	4	2	2	4
Closures	(1)	(3)	(4)	(1)	(3)	(4)
Balance at December 31	45	142	187	46	141	187
Relocations (in new and closures)	1	2	3	-	2	2

Retail Design Center geographic locations:
United States	30	137	167	31	137	168
Canada	-	5	5	-	4	4
Europe	1	-	1	1	-	1
Middle East and Asia	14	-	14	14	-	14
Total	45	142	187	46	141	187

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three and six months ended December 31, 2025 and 2024, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended				Six months ended
	December 31,				December 31,
	2025	2024	% Change		2025	2024	% Change
Consolidated net sales	$149,916	$157,260	(4.7%	)	$296,900	$311,597	(4.7%	)
Wholesale net sales	$79,071	$86,811	(8.9%	)	$166,032	$172,867	(4.0%	)
Retail net sales	$134,348	$134,279	0.1%		$262,911	$267,032	(1.5%	)
Consolidated gross profit	$91,271	$94,837	(3.8%	)	$181,469	$188,706	(3.8%	)
Consolidated gross margin	60.9%	60.3%			61.1%	60.6%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Net Sales

Consolidated net sales decreased $7.3 million or 4.7% for the three months ended December 31, 2025 compared with the same prior year period. The decrease during the second quarter was driven by fewer contract sales partially offset by higher average ticket price, incremental designer floor sample sales and fewer sales returns. The first six months of fiscal 2026 were impacted by less contract sales, a decline in delivered unit volume, lower available starting backlog and reduced design center traffic.

Wholesale - Wholesale net sales decreased $7.7 million or 8.9% for the three months ended December 31, 2025. The decrease was driven primarily by lower contract sales, including shipments to the U.S. government General Services Administration (“GSA”). International sales represented 1.2% of total wholesale net sales during the second quarter of fiscal 2026 compared with 1.4% in the prior year quarter. The first six months of fiscal 2026 were impacted by lower contract sales, a decrease in sales to our U.S. independent dealers and lower net sales to China partially offset by elevated levels of intercompany sales to our retail segment related to new product introductions.

Wholesale written orders, which represent undelivered orders booked through all of our channels, were down 19.3% for the three months ended December 31, 2025 compared to the same prior year period primarily from the decline in orders from both our intersegment Company-operated design centers and independent retail network. For the first half of fiscal 2026, wholesale written orders were down 12.6% driven by declines across all our channels, including lower contract orders. The slowdown in U.S. government spending, including the recent government shutdown, resulted in lower incoming contract orders and available backlog. We ended the fiscal 2026 second quarter with wholesale backlog of $49.8 million, down 13.6% from a year ago and 6.9% lower in the past three months due to timing of incoming contract orders, which are at their highest in our fiscal first quarter and at their lowest every fiscal second quarter based on the U.S. government’s fiscal year-end. Lower undelivered backlog helped us improve customer lead times, including a reduction in the number of weeks of wholesale backlog at December 31, 2025 compared with a year ago.

Retail - Retail net sales increased $0.1 million or 0.1% for the three months ended December 31, 2025 compared with the same prior year period. The increase for the quarter was driven by higher starting retail backlog, incremental designer floor sample sales, fewer sales returns and an increase in average ticket price partially offset by lower incoming written orders and less design center traffic. Retail net sales during the first six months of fiscal 2026 fell by 1.5% due to lower delivered unit volumes, fewer written orders and reduced traffic partially offset by increased designer floor sample sales and a higher average ticket price.

Retail written orders for the three months ended December 31, 2025 decreased 17.9% compared to the same prior year period primarily due to macroeconomic challenges, the government shutdown and a difficult prior year comparison. The first six months of fiscal 2026 saw a decrease of 6.7% in written orders, which was primarily driven by a slowdown in orders during the just completed second quarter and a strong prior year comparable. We believe the strong value proposition of our current assortment along with the addition of several new products being introduced complement the wide array of custom home furnishings Ethan Allen has to offer.

There were 142 Company-operated design centers at December 31, 2025, up one compared with a year ago. During the just completed second quarter we relocated our San Diego, California design center and have plans to open new design centers in Rancho Cucamonga, California, Aventura, Florida and Vancouver, British Columbia (Canada) during 2026.

Gross Profit and Margin

Consolidated gross profit decreased $3.6 million for the three months ended December 31, 2025 compared with the same prior year period. The decrease in gross profit was driven by lower net sales, increased promotional activity, incremental tariffs and a change in product mix. These decreases were partially offset by a higher percentage of our total sales coming from the retail segment, lower inbound freight, reduced labor costs from lower headcount, higher designer floor sample sales and selective price increases that led to a higher average ticket price. Wholesale gross profit for the quarter decreased 12.4% due to lower contract sales and incremental tariffs partially offset by lower freight and labor costs. Retail gross profit decreased 3.7% primarily due to increased promotional activity which led to a 180-basis point reduction in the retail gross margin partially offset by higher designer floor sample sales and selective price increases. For the first six months of fiscal 2026, consolidated gross profit decreased $7.2 million due to $14.7 million fewer consolidated net sales, increased promotional activity and incremental tariffs partially offset by a higher percentage of total sales coming from the retail segment, lower headcount and selective price increases in the last 12 months.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated gross margin was 60.9% for the three months ended December 31, 2025 compared with 60.3% in the prior year period. Our second quarter consolidated gross margin expanded by 60 basis points due to a change in the sales mix, lower freight costs, reduced headcount and a higher retail average ticket price partially offset by increased promotional activity, incremental tariffs and elevated designer floor sample sales. Our sales mix, which represents the percentage of retail sales compared to total consolidated sales, increased to 89.6% in the current year, up from 85.4% in the prior year due to lower contract sales within our wholesale segment. Wholesale gross margin for the second quarter was down 120 basis points over the prior year period due to lower contract sales and incremental tariffs partially offset by lower inbound freight and labor costs. Retail gross margin declined 180 basis points compared with the prior year period due to increased promotional activity, elevated designer floor sample sales that carry a lower average margin and change in product mix partially offset by higher average ticket price. For the first six months of fiscal 2026, our consolidated gross margin increased 50 basis points to 61.1% due to change in the sales mix, lower raw material input costs, selective price increases, lower headcount and a higher retail average ticket price partially offset by increased promotional activity, elevated designer floor sample sales, higher inbound freight including incremental tariffs and deleveraging from lower delivered sales.

SG&A Expenses and Operating Income

(in thousands)	Three months ended			Six months ended
	December 31,			December 31,
	2025	2024	% Change	2025	2024	% Change
SG&A expenses	$77,858	$76,674	1.5%	$157,555	$152,746	3.1%
Restructuring and other charges, net of gains	$(815)	$6		$(281)	$238
Consolidated operating income	$14,228	$18,157	(21.6%)	$24,195	$35,722	(32.3%)
Consolidated GAAP operating margin	9.5%	11.5%		8.1%	11.5%
Consolidated adjusted operating margin	9.0%	11.5%		8.1%	11.5%
Wholesale operating income	$6,325	$9,637	(34.4%)	$14,239	$21,492	(33.7%)
Retail operating income	$3,735	$6,654	(43.9%)	$5,146	$14,141	(63.6%)

SG&A expenses increased 1.5% for the three months ended December 31, 2025 compared with the same prior year period. When expressed as a percentage of sales, SG&A expenses for the quarter were 51.9%, up from 48.8% in the prior year second quarter primarily due to fixed cost deleveraging from lower delivered sales combined with additional marketing spend, ongoing investments in technology and increased employee benefit costs, including medical and workers compensation. For the six months ended December 31, 2025, SG&A expenses increased 3.1% compared with the same prior year period as we invested in additional strategic marketing to further our brand. When expressed as a percentage of sales, SG&A expenses for the first half of fiscal 2026 were 53.1%, up from 49.0% in the prior year period primarily due to lower consolidated net sales. Disciplined spending, cost control initiatives and lower headcount helped to offset inflationary cost pressures and the incremental marketing investments.

Consolidated selling expenses were up 0.8% during the second quarter of fiscal 2026 primarily due to additional marketing. Retail selling expenses were up 2.4% due to increased advertising expenses, higher employee benefit costs and additional delivery expenses from the 0.1% increase in net sales. Wholesale selling expenses, which include our national logistics, decreased 4.2% due to a reduction in distribution volumes, less outbound freight, fewer headcount and lower fees associated with our contract business partially offset by incremental marketing costs, higher digital and web-technology spend and elevated employee benefit costs. For the first six months of fiscal 2026, consolidated selling expenses were up 3.1% primarily due to the 34.1% increase in marketing costs, incremental digital and web-technology spend and elevated employee benefit costs partially offset by reduced headcount and lower distribution volumes.

Our consolidated advertising expenses during the second quarter of fiscal 2026 increased by 25.2% compared to the prior year primarily due to increased digital media spend, including paid search and social campaigns as well as higher direct mail and trade campaign costs. Marketing expenses represented 3.2% of consolidated net sales in the current year second quarter, up from 2.5% in the prior year period.

Consolidated general and administrative expenses in the second quarter were up 2.5% compared to the prior year period due to increased employee benefit costs combined with higher occupancy costs from newly opened retail design centers partially offset by lower headcount. Wholesale general and administrative expenses were up $1.1 million due to higher employee benefit costs. Retail general and administrative expenses decreased by 1.0% due to reduced headcount partially offset by incremental rent associated with newly added design centers. For the first six months of fiscal 2026, consolidated general and administrative expenses were up 3.2% due to higher occupancy and employee benefit costs partially offset by lower headcount. Compared to a year ago, our consolidated headcount is down 5.1% or 169 associates, including 153 at wholesale and 16 at retail.

Restructuring and other charges, net of gains

A gain of $0.8 million was recorded within Restructuring and other charges, net of gains for the second quarter of fiscal 2026, compared to an expense of less than $0.1 million in the prior year period. Fiscal year-to-date restructuring and other charges, net of gains was a gain of $0.3 million compared to expense of $0.2 million in the prior year. Insurance proceeds from the Beecher Falls, Vermont fire, net of repair costs incurred, were partially offset by an early lease termination charge during fiscal 2026.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Consolidated Operating Income

Consolidated operating income of $14.2 million and $24.2 million decreased by $3.9 million, or 21.6%, and $11.5 million, or 32.3%, for the three and six months ended December 31, 2025, respectively, compared to the same prior year periods. As a percentage of net sales, consolidated operating income for the second quarter of fiscal 2026 was 9.5%, compared to 11.5% in the prior year quarter. Adjusted operating income for the second quarter of fiscal 2026 was $13.5 million, or 9.0% of net sales compared with $18.2 million, or 11.5% of net sales in the prior year quarter. For the first six months of fiscal 2026, adjusted operating income was $24.0 million, or 8.1% of net sales compared with $36.0 million, or 11.5% of net sales in the prior year period. Reduced operating income during fiscal 2026 was primarily driven by lower contract sales, incremental tariffs, increased promotional activity, additional marketing spend and higher employee benefit costs.

Wholesale operating income was $6.3 million and $14.2 million for the three and six months ended December 31, 2025, respectively, compared with $9.6 million and $21.5 million for the same prior year periods. As a percentage of net sales, wholesale operating income for the second quarter of fiscal 2026 was 8.0%, compared to 11.1% in the prior year quarter. Adjusted wholesale operating income was $5.6 million or 7.0% of net sales compared with $9.6 million or 11.1% of net sales in the prior year second quarter. For the first six months of fiscal 2026 wholesale operating income was $14.2 million, or 8.6% of net sales compared with $21.5 million, or 12.4% of net sales in the prior year period. The decrease in wholesale operating income for the three and six months was driven by a decline in contract sales combined with higher tariffs, incremental marketing and employee benefit costs.

Retail operating income was $3.7 million and $5.1 million for the three and six months ended December 31, 2025, respectively, compared with $6.7 million and $14.1 million for the same prior year periods. As a percentage of net sales, retail operating income for the second quarter of fiscal 2026 was 2.8% compared to 5.0% in the prior year quarter. The decrease was driven by the 180-basis point decrease in retail gross margin combined with higher marketing and occupancy costs partially offset by less headcount.

Other Income (Expense)

(in thousands)	Three months ended			Six months ended
	December 31,			December 31,
	2025	2024	% Change	2025	2024	% Change
Interest and other income, net	$1,549	$2,029	(23.7%)	$5,647	$4,227	33.6%
Interest and other financing costs	$60	$63	(4.8%)	$119	$123	(3.3%)

Interest and other income, net includes interest income, foreign currency gains or losses and other income (expense), net. Interest and other income, net was $1.5 million for the three months ended December 31, 2025, down from $2.0 million a year ago due to lower interest rates combined with less available cash and investments. Interest and other income, net was $5.6 million for the six months ended December 31, 2025, an increase compared with $4.2 million a year ago due to a contract modification fee received by Ethan Allen during the first quarter of fiscal 2026. This fee was related to our private label card service provider.

Income Tax Expense, Net Income and Diluted EPS

(in thousands)	Three months ended			Six months ended
	December 31,			December 31,
	2025	2024	% Change	2025	2024	% Change
Income tax expense	$3,973	$5,119	(22.4%)	$7,528	$10,103	(25.5%)
Effective tax rate	25.3%	25.4%		25.3%	25.4%
Net income	$11,744	$15,004	(21.7%)	$22,195	$29,723	(25.3%)
Adjusted Net income	$11,176	$15,008	(25.5%)	$22,078	$29,900	(26.2%)
Diluted EPS	$0.46	$0.59	(22.0%)	$0.87	$1.16	(25.0%)
Adjusted Diluted EPS	$0.44	$0.59	(25.4%)	$0.86	$1.17	(26.5%)

Income Tax Expense

Income tax expense was $4.0 million and $7.5 million for the three and six months ended December 31, 2025, respectively, compared with $5.1 million and $10.1 million in the same prior year periods. Our consolidated effective tax rate was 25.3% in the current year second quarter compared with 25.4% a year ago. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes. Lower income tax expense during fiscal 2026 was driven by a reduction in income before income taxes as our effective tax rates were comparable in both periods presented.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Net Income

Net income was $11.7 million and $22.2 million for the three and six months ended December 31, 2025, respectively, compared with $15.0 million and $29.7 million in the same prior year periods, down 21.7% and 25.3% from the same prior year periods. Adjusted net income was $11.2 million and $22.1 million for the three and six months ended December 31, 2025, respectively, down 25.5% and 26.2% from the same prior year periods. The decline in net income for the three and six month periods was driven by lower wholesale net sales and increased SG&A expenses partially offset by a higher gross margin and lower income tax expense.

Diluted EPS

Diluted EPS was $0.46 and $0.87 for the three and six months ended December 31, 2025, respectively, compared to $0.59 and $1.16 in the same prior year periods. Adjusted diluted EPS was $0.44 and $0.86 for the three and six months ended December 31, 2025, respectively, compared to $0.59 and $1.17 in the same prior year periods. The decrease in diluted EPS was driven primarily by lower wholesale net sales, which led to deleveraging and lower net income.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following tables below show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures:

(in thousands, except per share amounts)	Three months ended			Six months ended
	December 31,			December 31,
	2025	2024	% Change	2025	2024	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$14,228	$18,157	(21.6%)	$24,195	$35,722	(32.3%)
Adjustments (pre-tax) *	(760)	6		(156)	238
Adjusted operating income *	$13,468	$18,163	(25.8%)	$24,039	$35,960	(33.2%)

Consolidated Net sales	$149,916	$157,260	(4.7%)	$296,900	$311,597	(4.7%)
GAAP Operating margin	9.5%	11.5%		8.1%	11.5%
Adjusted operating margin *	9.0%	11.5%		8.1%	11.5%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$11,744	$15,004	(21.7%)	$22,195	$29,723	(25.3%)
Adjustments, net of tax *	(568)	4		(117)	177
Adjusted net income	$11,176	$15,008	(25.5%)	$22,078	$29,900	(26.2%)
Diluted weighted average common shares	25,608	25,625		25,618	25,622
GAAP Diluted EPS	$0.46	$0.59	(22.0%)	$0.87	$1.16	(25.0%)
Adjusted diluted EPS *	$0.44	$0.59	(25.4%)	$0.86	$1.17	(26.5%)

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$6,325	$9,637	(34.4%)	$14,239	$21,492	(33.7%)
Adjustments (pre-tax) *	(763)	(22)		(776)	356
Adjusted wholesale operating income *	$5,562	$9,615	(42.2%)	$13,463	$21,848	(38.4%)

Wholesale net sales	$79,071	$86,811	(8.9%)	$166,032	$172,867	(4.0%)
Wholesale GAAP operating margin	8.0%	11.1%		8.6%	12.4%
Adjusted wholesale operating margin *	7.0%	11.1%		8.1%	12.6%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating income	$3,735	$6,654	(43.9% )	$5,146	$14,141	(63.6%)
Adjustments (pre-tax) *	3	28		620	(118)
Adjusted retail operating income *	$3,738	$6,682	(44.1% )	$5,766	$14,023	(58.9%)

Retail net sales	$134,348	$134,279	0.1%	$262,911	$267,032	(1.5%)
Retail GAAP operating margin	2.8%	5.0%		2.0%	5.3%
Adjusted retail operating margin *	2.8%	5.0%		2.2%	5.3%

* Adjustments to reported GAAP financial measures including operating income and margin, net income and diluted EPS have been adjusted by the following:

	Three months ended		Six months ended
(in thousands)	December 31,		December 31,
	2025	2024	2025	2024
Beecher Falls, Vermont fire (wholesale)	$(813)	$-	$(978)	$-
Lease exit costs (retail)	-	-	550	-
Severance and other charges (wholesale)	(5)	(22)	77	356
Severance and other charges (retail)	3	28	70	(118)
Other non-restructuring charges (wholesale)	55	-	125	-
Adjustments to operating income	$(760)	$6	$(156)	$238
Related income tax effects on non-recurring items(1)	192	(2)	39	(61)
Adjustments to net income	$(568)	$4	$(117)	$177

(1)	Calculated using the marginal tax rate for each period presented.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash generated from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term requirements and contractual obligations and fulfill other cash requirements for day-to-day operations for at least the next 12 months, as well as to meet long-term liquidity requirements and contractual obligations, finance our long-term growth plans and invest in capital expenditures for the foreseeable future. We are committed to maintaining a robust balance sheet and monitoring our liquidity closely.

Our available liquidity is summarized below:

	December 31,	June 30,
(in thousands)	2025	2025

Cash and cash equivalents	$64,274	$76,178
Investments, short-term	75,067	59,955
Investments, long-term	39,989	60,030
Availability under existing credit facility	121,202	120,952
Total Available Liquidity	$300,532	$317,115

At December 31, 2025, we had working capital of $176.2 million compared with $157.1 million at June 30, 2025 and a current ratio of 2.3 at December 31, 2025, compared with 2.0 at June 30, 2025. Our non-U.S. subsidiaries held $5.8 million in cash and cash equivalents at December 31, 2025, which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At December 31, 2025, we held cash and cash equivalents of $64.3 million compared with $76.2 million at June 30, 2025. Cash and cash equivalents aggregated to 9.0% of our total assets at December 31, 2025 compared with 10.3% at June 30, 2025. In addition to cash and cash equivalents, we had aggregated investments of $115.1 million at December 31, 2025 and $120.0 million at June 30, 2025. Our investments are in U.S. Treasury bills and notes, which we expect will further enhance our returns on excess cash. Our short-term U.S. Treasury bills totaled $75.1 million with maturities of less than one year while our long-term U.S. Treasury notes totaled $40.0 million with maturities ranging between one and two years. We believe our cash, cash equivalents and investments are available to meet short-term liquidity needs.

Our cash, cash equivalents and restricted cash decreased $12.4 million or 16.1% during the first six months of fiscal 2026 due to $26.3 million in cash dividends paid, capital expenditures of $5.3 million and $1.8 million in taxes paid related to net share settlement of equity awards partially offset by $15.0 million of net cash provided by operating activities and proceeds from insurance recoveries of $2.3 million.

The following table illustrates the main components of our cash flows:

	Six months ended
(in millions)	December 31,
	2025	2024
Operating activities
Net income	$22.2	$29.7
Non-cash operating lease cost	16.5	16.3
Restructuring and other charges, net of gains	(0.3)	0.2
Payments on restructuring and other charges	(1.5)	(0.5)
Depreciation and amortization	7.7	7.9
Proceeds from insurance recoveries	1.1	0.1
Deferred income taxes and other non-cash items	1.7	-
Change in operating assets and liabilities	(32.4)	(27.0)
Total provided by operating activities	$15.0	$26.7

Investing activities
Capital expenditures	$(5.3)	$(7.4)
Proceeds from sales of investments, net of purchases	4.9	1.1
Proceeds from insurance recoveries	1.2	-
Total provided by (used in) investing activities	$0.8	$(6.3)

Financing activities
Dividend payments	$(26.3)	$(30.1)
Taxes paid related to net share settlement of equity awards	(1.8)	(2.2)
Payments on financing leases	(0.2)	(0.2)
Total used in financing activities	$(28.4)	$(32.5)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by Operating Activities

We generated $15.0 million in cash from operating activities during the first six months of fiscal 2026 compared with $26.7 million in the prior year period due to lower net income and changes in working capital. The Company’s working capital increased by $19.1 million during the first six months of fiscal 2026, driven by lower customer deposits and a decrease in accrued compensation and benefits based on the timing of our bi-weekly payroll. The change in working capital was partially offset by $1.1 million in insurance recoveries related to losses incurred from the disposal of damaged inventory and facility cleanup in Beecher Falls, Vermont.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $0.8 million during the first six months of fiscal 2026 compared with cash used of $6.3 million in the prior year. During fiscal 2026, we had $4.9 million of net proceeds from the sale of investments, which related to $24.9 million of U.S. treasuries that matured and were subsequently reinvested for $20.0 million. In the prior year, we had $1.1 million of net proceeds from the sale of investments, which related to $36.3 million of short-term U.S. treasuries that matured during the year and the subsequent reinvestment of $35.2 million. Capital expenditures during the first six months of fiscal 2026 were $5.3 million, down from $7.4 million in the prior year period. During the first half of fiscal 2026 we received an additional $1.2 million in insurance proceeds related to the reconstruction of the facility damaged by the Beecher Falls, Vermont fire.

Cash Used in Financing Activities

Cash used in financing activities was $28.4 million in the current year compared with $32.5 million a year ago. Total dividends paid were $26.3 million during the first six months of fiscal 2026, a decrease from $30.1 million paid a year ago due to the reduction in the special cash dividend, which went from $0.40 per share last year to $0.25 per share in the current year. In addition, during the first half of fiscal 2026, a total of 62,627 shares valued at $1.8 million were repurchased from employees to satisfy their withholding tax obligations upon vesting of stock-based awards. This compared to $2.2 million repurchased for similar withholding tax obligations in the prior year period.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At December 31, 2025 and June 30, 2025, we held $0.3 million and $0.8 million, respectively, of restricted cash related to our insurance captive.

Exchange Rate Changes

Due to changes in foreign currency exchange rates, namely among the Mexican Peso, Canadian Dollar and Honduran Lempira against the U.S. Dollar, our cash and cash equivalents increased by $0.2 million during the first six months of fiscal 2026 compared with a decrease of $0.4 million in the prior year period. These changes had an immaterial impact on our cash balances held in Mexico, Canada and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. At December 31, 2025, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.2 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

Letters of Credit. At December 31, 2025 and June 30, 2025, respectively, there were $3.8 million and $4.0 million of standby letters of credit outstanding under the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first six months of fiscal 2026 totaled $5.3 million compared with $7.4 million in the prior year period. Current year capital expenditures were primarily for new retail design centers, additional manufacturing equipment, reconstruction of our Beecher Falls, Vermont outbuilding and investments in technology. Three new Company-operated design centers located in San Diego, California, Colorado Springs, Colorado and Concord, Ontario (Canada) were opened during fiscal 2026 that showcase our unique style while combining complimentary interior design services with technology.

We anticipate total capital expenditures to rebuild the structure damaged by the Beecher Falls, Vermont fire to be between $2.5 million and $3.5 million, of which we have incurred $0.7 million through December 31, 2025, with the remainder to be incurred over the next two fiscal quarters. We have no other material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures at least for the next 12 months and foreseeable future.

Dividends. Our Board of Directors has sole authority to determine if and when we will declare future dividends and on what terms. During the first six months of fiscal 2026, we paid total cash dividends of $26.3 million, including a special dividend of $0.25 per share in addition to regular quarterly dividends of $0.39 per share in both the first and second quarters. We have paid a special cash dividend in each of the past six fiscal years and paid a cash dividend every year since 1996. Although we expect to continue to declare and pay cash dividends for the foreseeable future, the payment of future cash dividends is within the discretion of our Board of Directors and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants that set limitations on our ability to pay dividends.

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first six months of fiscal 2026 or 2025. At December 31, 2025, we had a remaining authorization to repurchase 2,007,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations

Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax payments, the rate of written orders and net sales, levels of customer deposits on hand, the payment of cash dividends, and capital expenditures to support the growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. At June 30, 2025, we had total contractual obligations of $182.8 million, including $146.3 million related to operating and finance lease commitments and $21.0 million of open purchase orders. Except for $17.4 million in operating lease payments made to our landlords and $12.6 million of operating lease assets obtained in exchange for $12.6 million of operating lease liabilities during fiscal 2026, there were no other material changes in our contractual obligations as previously disclosed in our 2025 Annual Report on Form 10-K.

Other Arrangements

We do not utilize or employ any other arrangements in operating our business. As such, we do not maintain any retained or contingent interests, derivative instruments or variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

Significant Accounting Policies

We disclose our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2025 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first six months of fiscal 2026 from those disclosed in our 2025 Annual Report on Form 10-K.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We disclose our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2026 from those disclosed in our 2025 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. While we had no fixed or variable rate borrowings outstanding at December 31, 2025, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the SOFR. We believe that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

Cash, Cash Equivalents and Investments

The fair market value of our cash and cash equivalents at December 31, 2025 was $64.3 million while our investments (short and long-term) totaled $115.1 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. treasuries with maturities ranging up to two years and are reported at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve appropriate investment returns consistent with preserving principal and managing risk. Pursuant to our established investment policy guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged at December 31, 2025. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and investments will continue to be immaterially affected by fluctuations in interest rates.

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

A hypothetical 10% weaker U.S. dollar against all foreign currencies at December 31, 2025 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and have no intention of doing so in the foreseeable future.

Duties and Tariffs Risk

We are exposed to risk with respect to tariffs assessed on raw materials, component parts, upholstered wooden furniture and finished goods we import into the U.S. We are also subject to risks relating to other changes affecting imports, as we manufacture components and finished goods in Mexico and Honduras. Recent tariffs made effective in October 2025 under Section 232 of the Trade Expansion Act of 1962, have resulted in upholstered wood products produced and exported out of our Mexican manufacturing facilities being subject to a 25% tariff when entering the U.S. Our case goods products produced and exported out of our Honduras facility are currently subject to tariff but are reduced based on the consumption of U.S. sourced raw material wood under the Central America-Dominican Republic Free Trade Agreement. With regards to our imported finished goods and raw materials, our exposure is primarily concentrated on imported case goods from Indonesia, select fabrics from Asia and imported home accent products, consisting mostly of lighting from China and area rugs from India.

The introduction of additional tariffs by the U.S. and reciprocal tariffs by other countries during the 2025 calendar year has led to incremental costs for our raw materials and finished goods and negatively impacted our wholesale and consolidated margins. To help offset the impact of these additional tariffs, we increased retail selling prices during the second quarter of fiscal 2026. Should duties rise or additional tariffs be enacted, we will evaluate whether additional retail price increases to help offset these incremental costs are warranted. We also believe our focus on manufacturing in North America (which represents approximately 75% of the furniture we sell) provides us with a strategic advantage to mitigate the impact of higher tariffs. By controlling more aspects of the production process within North America, we believe we can mitigate some of our vulnerability to disruptions and cost increases associated with importing materials and finished goods from regions affected by tariff-related volatility.

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

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. At December 31, 2025, there were 142 Company-operated retail design centers, of which 48 are owned and 94 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our consolidated balance sheets for leased design center locations and warehouse and distribution facilities. At December 31, 2025, the unamortized balance of such right-of-use assets totaled $107.9 million. Should we have to close one or more of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right-of-use asset in excess of its carrying value.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first six months of fiscal 2026 to the Company’s legal matters disclosed in Part I, Item 3, Legal Proceedings, in our 2025 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes during the first six months of fiscal 2026 to the Company’s risk factors disclosed in Part I, Item 1A, Risk Factors, in our 2025 Annual Report on Form 10-K.

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

We did not repurchase any shares of our outstanding common stock during the second quarter of fiscal 2026 under the existing share repurchase program. At December 31, 2025, we had a remaining authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Officers

None of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the quarter ended December 31, 2025.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: February 9, 2026	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: February 9, 2026	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)