Form 10-Q
period 2026-03-31
ETHAN ALLEN INTERIORS INC
filed 2026-04-29
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 22, 2026, was 25,446,339.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q THIRD QUARTER OF FISCAL 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2026	June 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,567	$76,178
Investments, short-term	39,921	59,955
Accounts receivable, net	5,166	6,066
Inventories, net	148,577	140,893
Prepaid expenses and other current assets	27,920	26,841
Total current assets	288,151	309,933
Property, plant and equipment, net	206,252	210,238
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	107,560	109,173
Deferred income taxes	297	369
Investments, long-term	74,378	60,030
Other assets	1,493	2,228
TOTAL ASSETS	$723,259	$737,099
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$25,482	$22,137
Customer deposits	72,213	75,068
Accrued compensation and benefits	19,476	23,625
Current operating lease liabilities	26,506	27,403
Other current liabilities	4,968	4,618
Total current liabilities	148,645	152,851
Operating lease liabilities, long-term	94,069	96,263
Deferred income taxes	2,173	2,054
Other long-term liabilities	4,633	3,662
TOTAL LIABILITIES	249,520	254,830
Commitments and contingencies (see Note 18)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 49,717 and 49,640 shares issued; 25,446 and 25,432 shares outstanding at March 31, 2026 and June 30, 2025, respectively	497	496
Additional paid-in capital	390,569	389,672
Treasury stock, at cost: 24,271 and 24,208 shares at March 31, 2026 and June 30, 2025, respectively	(688,849)	(687,003)
Retained earnings	776,697	784,878
Accumulated other comprehensive loss	(5,086)	(5,688)
Total Ethan Allen Interiors Inc. shareholders' equity	473,828	482,355
Noncontrolling interests	(89)	(86)
TOTAL SHAREHOLDERS' EQUITY	473,739	482,269
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$723,259	$737,099

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales	$135,835	$142,695	$432,735	$454,292
Cost of sales	55,149	55,339	170,580	178,230
Gross profit	80,686	87,356	262,155	276,062

Selling, general and administrative expenses	73,883	76,253	231,438	228,999
Restructuring and other charges, net of gains	329	106	48	344
Operating income	6,474	10,997	30,669	46,719

Interest and other income, net	1,413	1,599	7,060	5,826
Interest and other financing costs	55	60	174	183
Income before income taxes	7,832	12,536	37,555	52,362
Income tax expense	1,898	2,931	9,426	13,034
Net income	$5,934	$9,605	$28,129	$39,328

Per share data
Basic earnings per common share
Net income per basic share	$0.23	$0.38	$1.10	$1.54
Basic weighted average common shares	25,572	25,556	25,570	25,553
Diluted earnings per common share
Net income per diluted share	$0.23	$0.37	$1.10	$1.53
Diluted weighted average common shares	25,610	25,629	25,616	25,624

Comprehensive income
Net income	$5,934	$9,605	$28,129	$39,328
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(198)	366	850	(2,615)
Other	(382)	120	(251)	754
Other comprehensive income (loss), net of tax	(580)	486	599	(1,861)
Comprehensive income	$5,354	$10,091	$28,728	$37,467

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$28,129	$39,328
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,504	11,670
Share-based compensation expense	897	1,094
Non-cash operating lease cost	24,737	24,452
Deferred income taxes	191	(706)
Restructuring and other charges, net of gains	48	344
Payments on restructuring and other charges	(2,803)	(767)
Loss on disposal of property, plant and equipment	97	50
Proceeds from insurance recoveries	1,672	169
Other	610	10
Changes in operating assets and liabilities:
Accounts receivable, net	900	(546)
Inventories, net	(8,544)	(8,375)
Prepaid expenses and other current assets	2,085	(7,987)
Customer deposits	(2,855)	5,828
Accounts payable and accrued expenses	1,919	(344)
Accrued compensation and benefits	(4,149)	(1,488)
Operating lease liabilities	(26,140)	(25,877)
Other assets and liabilities	1,760	24
Net cash provided by operating activities	30,058	36,879

Cash Flows from Investing Activities
Capital expenditures	(8,256)	(9,352)
Purchases of investments	(54,816)	(35,230)
Proceeds from sales of investments	59,812	46,827
Proceeds from insurance recoveries	1,225	-
Net cash (used in) provided by investing activities	(2,035)	2,245

Cash Flows from Financing Activities
Payment of cash dividends	(36,310)	(40,118)
Taxes paid related to net share settlement of equity awards	(1,846)	(2,207)
Payments on financing leases	(277)	(262)
Net cash used in financing activities	(38,433)	(42,587)

Effect of exchange rate changes on cash and cash equivalents	177	(376)

Net decrease in cash, cash equivalents and restricted cash	(10,233)	(3,839)
Cash, cash equivalents and restricted cash at beginning of period	76,955	70,216
Cash, cash equivalents and restricted cash at end of period	$66,722	$66,377

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2025	49,640	$496	$389,672	24,208	$(687,003)	$(5,688)	$784,878	$(86)	$482,269
Net income	-	-	-	-	-	-	10,451	-	10,451
Share-based compensation expense	-	-	293	-	-	-	-	-	293
Restricted and performance stock unit vesting	77	1	-	63	(1,846)	-	-	-	(1,845)
Cash dividends declared and paid	-	-	-	-	-	-	(16,363)	-	(16,363)
Other comprehensive income (loss)	-	-	-	-	-	585	-	(1)	584
Balance at September 30, 2025	49,717	$497	$389,965	24,271	$(688,849)	$(5,103)	$778,966	$(87)	$475,389
Net income	-	-	-	-	-	-	11,744	-	11,744
Share-based compensation expense	-	-	329	-	-	-	-	-	329
Cash dividends declared and paid	-	-	-	-	-	-	(9,974)	-	(9,974)
Other comprehensive income (loss)	-	-	-	-	-	596	-	(1)	595
Balance at December 31, 2025	49,717	$497	$390,294	24,271	$(688,849)	$(4,507)	$780,736	$(88)	$478,083
Net income	-	-	-	-	-	-	5,934	-	5,934
Share-based compensation expense	-	-	275	-	-	-	-	-	275
Cash dividends declared and paid	-	-	-	-	-	-	(9,973)	-	(9,973)
Other comprehensive income (loss)	-	-	-	-	-	(579)	-	(1)	(580)
Balance at March 31, 2026	49,717	$497	$390,569	24,271	$(688,849)	$(5,086)	$776,697	$(89)	$473,739

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2024	49,550	$495	$388,104	24,138	$(684,796)	$(4,189)	$783,366	$(64)	$482,916
Net income	-	-	-	-	-	-	14,719	-	14,719
Share-based compensation expense	-	-	375	-	-	-	-	-	375
Restricted and performance stock unit vesting	88	1	(1)	70	(2,207)	-	-	-	(2,207)
Cash dividends declared and paid	-	-	-	-	-	-	(20,184)	-	(20,184)
Other comprehensive income (loss)	-	-	-	-	-	(958)	-	(10)	(968)
Balance at September 30, 2024	49,638	$496	$388,478	24,208	$(687,003)	$(5,147)	$777,901	$(74)	$474,651
Net income	-	-	-	-	-	-	15,004	-	15,004
Share-based compensation expense	-	-	410	-	-	-	-	-	410
Cash dividends declared and paid	-	-	-	-	-	-	(9,967)	-	(9,967)
Other comprehensive income (loss)	-	-	-	-	-	(1,356)	-	(23)	(1,379)
Balance at December 31, 2024	49,638	$496	$388,888	24,208	$(687,003)	$(6,503)	$782,938	$(97)	$478,719
Net income	-	-	-	-	-	-	9,605	-	9,605
Share-based compensation expense	-	-	309	-	-	-	-	-	309
Cash dividends declared and paid	-	-	-	-	-	-	(9,967)	-	(9,967)
Other comprehensive income (loss)	-	-	-	-	-	479	-	7	486
Balance at March 31, 2025	49,638	$496	$389,197	24,208	$(687,003)	$(6,024)	$782,576	$(90)	$479,152

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At March 31, 2026, there were 142 Company-operated retail design centers with 137 located in the U.S. and 5 in Canada. We also have 44 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe.

We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since we were founded in 1932. At March 31, 2026 we own and operate 11 manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras. We also partner with various suppliers located in Europe, Asia and other countries to import products that support our business.

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

The interim consolidated financial statements were prepared on a basis consistent with those reflected in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report on Form 10-K”) but do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). We derived the June 30, 2025 consolidated balance sheet from our audited financial statements included in our 2025 Annual Report on Form 10-K. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of results that may be expected for the entire fiscal year.

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

Reclassification

The Company reclassified $0.2 million in insurance proceeds received during the nine months ended March 31, 2025 in the Consolidated Statements of Cash Flows from Payments on restructuring and other charges to Proceeds from insurance recoveries within Net cash provided by operating activities to conform to the current year’s presentation. This change was made for disclosure purposes only and did not have any impact on previously reported results.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At March 31, 2026 and June 30, 2025, we held $0.2 million and $0.8 million, respectively, of restricted cash related to our insurance captive.

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

No other new accounting pronouncements issued or effective as of March 31, 2026 have had or are expected to have a material impact on our consolidated financial statements or related disclosures.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At March 31, 2026 and June 30, 2025, these amounts were immaterial.

Allowance for Credit Losses. Accounts receivable arise from the sale of products on trade credit terms and presented net of our allowances for credit losses. We maintain an allowance for estimated credit losses resulting from the inability of our customers to make required payments. The allowance is based on a review of specifically identified accounts in addition to an overall aging analysis. At March 31, 2026 and June 30, 2025, the allowance for credit losses was immaterial.

Commissions. We capitalize commission fees paid to our employees as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). We had prepaid commissions of $11.1 million at March 31, 2026, $11.5 million at June 30, 2025, and $11.5 million at June 30, 2024. We expect to recognize the $11.1 million of prepaid commissions at March 31, 2026 as a selling expense within the next 12 months as the performance obligations are satisfied.

Customer Deposits. We collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. We reduce the contract liability when we recognize revenue. We had customer deposits of $72.2 million at March 31, 2026, $75.1 million at June 30, 2025, and $73.5 million at June 30, 2024. We recognized $73.5 million and $70.9 million of revenue related to our contract liabilities during the nine months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we recognized $2.6 million of revenue related to our contract liabilities reported at June 30, 2025. During the three months ended March 31, 2025, we recognized $1.8 million of revenue related to our contract liabilities reported at June 30, 2024. We expect that substantially all of the customer deposits at March 31, 2026 will be recognized as revenue within the next 12 months as the performance obligations are satisfied.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table disaggregates our net sales by product category across our two reportable segments (in thousands):

	Three months ended March 31, 2026				Three months ended March 31, 2025
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$44,300	$55,194	$(33,314)	$66,180	$49,207	$54,116	$(35,676)	$67,647
Case goods(3)	26,950	31,247	(17,636)	40,561	32,962	32,097	(21,979)	43,080
Accents(4)	15,146	24,210	(14,371)	24,985	18,814	25,232	(16,262)	27,784
Other(5)	(1,477)	5,586	-	4,109	(1,993)	6,177	-	4,184
Total	$84,919	$116,237	$(65,321)	$135,835	$98,990	$117,622	$(73,917)	$142,695

	Nine months ended March 31, 2026				Nine months ended March 31, 2025
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$133,551	$182,533	$(100,656)	$215,428	$138,850	$183,037	$(101,110)	$220,777
Case goods(3)	74,710	98,322	(53,288)	119,744	86,812	100,775	(56,621)	130,966
Accents(4)	45,915	79,571	(43,420)	82,066	50,185	81,077	(44,488)	86,774
Other(5)	(3,225)	18,722	-	15,497	(3,990)	19,765	-	15,775
Total	$250,951	$379,148	$(197,364)	$432,735	$271,857	$384,654	$(202,219)	$454,292

(1)	The Eliminations column in the tables above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At March 31, 2026 and June 30, 2025, we have categorized our investments as Level 2 assets.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at March 31, 2026 or June 30, 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and June 30, 2025. We did not have any transfers between levels of fair value measurements during the periods presented.

		Fair Value Measurements at March 31, 2026
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds(1)	Cash and cash equivalents	$25,448	$-	$-	$25,448
U.S. Treasury bills(2)	Investments, short-term	-	39,921	-	39,921
U.S. Treasury notes(2)	Investments, long-term	-	74,378	-	74,378
Total		$25,448	$114,299	$-	$139,747

		Fair Value Measurements at June 30, 2025
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds(1)	Cash and cash equivalents	$33,279	$-	$-	$33,279
U.S. Treasury bills(2)	Investments, short-term	-	59,955	-	59,955
U.S. Treasury notes(2)	Investments, long-term	-	60,030	-	60,030
Total		$33,279	$119,985	$-	$153,264

(1)	Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

(2)	We have current and non-current debt securities (U.S. Treasury bills and notes) intended to enhance returns on our cash as well as to fund future obligations.

There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2026 or 2025.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings at March 31, 2026 and June 30, 2025. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

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

The Company's lease terms and discount rates are as follows:

	March 31,
	2026	2025
Weighted average remaining lease term (in years)
Operating leases	5.4	5.5
Financing leases	1.1	2.0
Weighted average discount rate
Operating leases	6.0%	6.0%
Financing leases	5.6%	5.6%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended March 31,		Nine months ended March 31,
	Statements of Comprehensive Income Location	2026	2025	2026	2025
Operating lease cost(1)	SG&A expenses	$8,203	$8,164	$24,737	$24,452
Financing lease cost
Depreciation of property	SG&A expenses	87	87	260	260
Interest on lease liabilities	Interest and other financing costs	7	11	22	37
Short-term lease cost(2)	SG&A expenses	2	41	5	204
Variable lease cost(3)	SG&A expenses	2,610	2,602	7,886	7,522
Less: Sublease income	SG&A expenses	(347)	(412)	(1,122)	(1,223)
Total lease expense		$10,562	$10,493	$31,788	$31,252

(1)	Lease expense for operating leases consists of both fixed and variable components. Expenses related to fixed lease payments are recognized on a straight-line basis over the term of the lease.

(2)	Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and instead expensed on a straight-line basis over the term of the lease.

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

The following table reconciles the undiscounted future minimum lease payments (by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on our consolidated balance sheets at March 31, 2026 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2026 (remaining three months)	$8,433	$100
2027	32,081	325
2028	28,880	-
2029	24,210	-
2030	16,878	-
Thereafter	31,090	-
Total undiscounted future minimum lease payments	141,572	425
Less: imputed interest	(20,997)	(12)
Total present value of lease obligations(1)	$120,575	$413

(1)	We had no future commitments under short-term operating lease agreements at March 31, 2026.

At March 31, 2026, we had one operating lease for a new retail design centers which had not yet commenced and was therefore not part of the tables above nor included in the lease ROU assets and liabilities. The operating lease will commence when we obtain possession of the underlying leased asset, which is expected during the fourth quarter of fiscal 2026. The lease is for a period of five years and has aggregate undiscounted future lease payments of $2.0 million.

At March 31, 2026 we did not have any financing leases that had not yet commenced.

Other supplemental information for our leases is as follows (in thousands):

	Nine months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$26,140	$25,877
Operating cash flows from financing leases	$277	$262
Operating lease assets obtained in exchange for operating lease liabilities	$18,985	$15,043
Financing lease obligations obtained in exchange for new financing lease assets	$-	$-

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(7)	Investments

We have investments in debt securities intended to enhance returns on our cash as well as to fund future obligations. Our short-term investments consist of U.S. Treasury bills, with maturities of less than one year, and total $39.9 million at March 31, 2026. Our long-term investments consist of U.S. Treasury notes, with maturities ranging between one and two years, and total $74.4 million at March 31, 2026. During the first nine months of fiscal 2026, we had $5.0 million of net proceeds from the sale of investments, which related to $59.8 million of U.S. treasuries that matured partially offset by $54.8 million of new U.S. treasuries purchased. All unrealized gains and losses are included in Accumulated other comprehensive loss within our consolidated balance sheets.

Our debt securities are presented below in accordance with their stated maturities (in thousands):

	March 31, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Due within one year	$39,853	$68	$-	$39,921
Due within one and two years	74,686	2	(310)	74,378
Total	$114,539	$70	$(310)	$114,299

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Due within one year	$59,952	$66	$(63)	$59,955
Due within one and two years	59,941	95	(6)	60,030
Total	$119,893	$161	$(69)	$119,985

(8)	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value and are summarized as follows (in thousands):

	March 31,	June 30,
	2026	2025
Finished goods	$114,319	$106,643
Work in process	12,364	13,713
Raw materials	23,332	22,071
Inventory reserves	(1,438)	(1,534)
Inventories, net	$148,577	$140,893

(9)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	March 31,	June 30,
	2026	2025
Land and improvements	$78,050	$77,971
Building and improvements	364,516	369,184
Machinery and equipment	120,437	121,367
Property, plant and equipment, gross	563,003	568,522
Less: accumulated depreciation and amortization	(356,751)	(358,284)
Property, plant and equipment, net	$206,252	$210,238

We recorded depreciation and amortization expense of $3.8 million during both the three months ended March 31, 2026 and 2025, respectively. Depreciation and amortization expense of $11.5 million and $11.7 million was recorded during the nine months ended March 31, 2026 and 2025, respectively.

(10)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At March 31, 2026 and June 30, 2025, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which is assigned to our wholesale reporting unit. Our wholesale reporting unit is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

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

(11)	Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Beecher Falls, Vermont fire, net of insurance recoveries (1)	$69	$-	$(909)	$-
Retail design center charges, net of insurance recoveries	(398)	-	152	-
Severance and other charges	658	106	805	344
Total Restructuring and other charges, net of gains	$329	$106	$48	$344

(1)

Our sawmill operations located in Beecher Falls, Vermont sustained damage from a fire. Losses incurred from the disposal of inventory, damaged equipment and facility cleanup totaled $1.4 million during the first nine months of fiscal 2026. In addition, $2.3 million in insurance proceeds were received by the Company, which lowered the financial impact to a net gain of $0.9 million during the first nine months of fiscal 2026. The insurance proceeds received were classified in the consolidated statements of cash flows based on the nature of the underlying loss, thus $1.1 million received for the reimbursement of cleanup costs was disclosed within operating activities while the remaining $1.2 million received for the reconstruction of the damaged outbuilding was disclosed within investing activities. An accrual of $0.2 million remained at March 31, 2026 within Accounts payable and accrued expenses, which will be paid during the fourth quarter of fiscal 2026. The fire did not have a material impact on our operations as our Beecher Falls, Vermont facility returned to normal schedule shortly after the incident.

Restructuring payments made by the Company during the nine months ended March 31, 2026 were $2.8 million, which were for Beecher Falls, Vermont repair and restoration work, severance and other costs.

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

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.2 million at March 31, 2026 and $121.0 million at June 30, 2025.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term Secured Overnight Financing Rate “SOFR” Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYRFB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility at March 31, 2026, June 30, 2025, or at any time during fiscal 2026 and 2025. Since we had no outstanding borrowings during fiscal 2026 and 2025, there was no related interest expense during these periods.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal 2026 or 2025, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At March 31, 2026 and June 30, 2025, we were in compliance with all the covenants under the Facility.

Letters of Credit. At March 31, 2026 and June 30, 2025, there were $3.8 million and $4.0 million, respectively, of standby letters of credit outstanding under the Facility.

(13)	Income Taxes

The Company's process for determining the provision for income taxes involves using an estimated annual effective tax rate which is based on forecasted annual income and statutory tax rates across the various jurisdictions in which we operate. We recorded a provision for income tax expense of $1.9 million and $9.4 million, respectively, for the three and nine months ended March 31, 2026 compared with $2.9 million and $13.0 in the prior year comparable period. Our consolidated effective tax rate was 24.2% and 25.1%, respectively, for the three and nine months ended March 31, 2026 compared with 23.4% and 24.9%, respectively, for the three and nine months ended March 31, 2025. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

We recognize interest and penalties related to income tax matters as a component of income tax expense. At March 31, 2026, we had $4.2 million of unrecognized tax benefits compared with $3.9 million at June 30, 2025. It is reasonably possible that various matters relating to $0.9 million of the total gross unrecognized tax benefits at March 31, 2026 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, $0.8 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

(14)	Earnings Per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share (“EPS”):

	Three months ended		Nine months ended
	March 31,		March 31,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator (basic and diluted):
Net income available to common shareholders	$5,934	$9,605	$28,129	$39,328
Denominator:
Basic weighted average shares common shares outstanding	25,572	25,556	25,570	25,553
Dilutive effect of stock options and other share-based awards(1)	38	73	46	71
Diluted weighted average shares common shares outstanding	25,610	25,629	25,616	25,624

Earnings per share:
Basic	$0.23	$0.38	$1.10	$1.54
Diluted	$0.23	$0.37	$1.10	$1.53

(1) Dilutive potential common shares consist of stock options, restricted stock units and performance units.

At March 31, 2026 and 2025, total share-based awards of 90,556 and 46,713, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

At March 31, 2026 and 2025, the number of performance units excluded from the calculation of diluted EPS were 215,890 and 213,717, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(15)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on our investments. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. All unrealized gains and losses on investments are included in Accumulated Other Comprehensive Loss within our consolidated balance sheets. The tax effect of unrealized gains included in accumulated other comprehensive loss was $0.2 million and less than $0.1 million at March 31, 2026 and June 30, 2025, respectively.

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2026	June 30, 2025
Accumulated foreign currency translation adjustments	$(4,913)	$(5,763)
Accumulated unrealized gains on investments, net of tax	(173)	75
	$(5,086)	$(5,688)

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	2026	2025
Beginning balance	$(5,688)	$(4,189)
Other comprehensive income (loss), net of tax	599	(1,861)
Less AOCI attributable to noncontrolling interests	3	26
Ending balance at March 31	$(5,086)	$(6,024)

(16)	Share-Based Compensation

We recognized total share-based compensation expense of $0.9 million and $1.1 million during the nine months ended March 31, 2026 and 2025, respectively. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. At March 31, 2026, $1.6 million of total unrecognized compensation expense related to non-vested stock-based awards is expected to be recognized over a weighted average period of 1.8 years. There was no share-based compensation capitalized during the nine months ended March 31, 2026 and 2025.

At March 31, 2026, there were 1,082,013 shares of common stock available for future issuance pursuant to The Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock-based awards including stock options, restricted stock and stock units. All stock-based awards are approved by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Company policy requires an additional one-year holding period beyond the service vest date for executive officers and members of the Board of Directors.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the nine months ended March 31, 2026 and 2025.

Non-Employee Stock Option Grants. The Plan also provides for the grant of stock-based awards to non-employee directors of the Company. During the first nine months of fiscal 2026, we granted 16,905 stock options at an exercise price of $29.58 to our non-employee directors. In the prior year period, we granted 16,650 stock options at an exercise price of $30.03. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on the Company’s Board of Directors. All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board of Directors. At March 31, 2026, $0.1 million of total unrecognized compensation expense related to unvested non-employee stock options is expected to be recognized over a weighted average remaining period of 1.8 years.

There were pre-vesting stock option forfeitures totaling 6,556 in addition to 3,481 stock option expired during the first nine months of fiscal 2026, leaving a total of 114,288 stock options outstanding at March 31, 2026, with a weighted average exercise price of $25.90 and a weighted average grant date fair value of $6.17.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Restricted Stock Unit Activity

During the first nine months of fiscal 2026, we granted 20,789 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $23.69. The RSUs granted to employees entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in three equal annual installments on the anniversary of the date of grant. In the prior year period, we granted 23,399 RSUs with a weighted average grant date fair value of $24.04 which vest in three equal annual installments on the anniversary date of the grant.

A total of 26,862 RSUs vested during the first nine months of fiscal 2026, resulting in 40,190 RSUs unvested and outstanding at March 31, 2026, with a weighted average grant date fair value of $24.51. At March 31, 2026, $0.7 million of total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted average remaining period of 1.8 years.

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

During the first nine months of fiscal 2026, we granted 88,526 PSUs with a weighted average grant date fair value of $22.77 compared with 92,669 PSUs at a weighted average grant date fair value of $23.06 in the prior year. The number of awards that will vest, as well as unearned and canceled awards, depend on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with us through the end of the three-year performance periods. We account for PSU awards as equity-based awards because upon vesting, they will be settled in common shares. We expense as compensation cost the fair value of the PSUs as of the grant date and amortize expense ratably over the total performance and time vest period, considering the probability that we will satisfy the performance goals.

During the first nine months of fiscal 2026, 50,479 PSUs vested, leaving 375,053 PSUs unvested and outstanding at March 31, 2026, with a weighted average grant date fair value of $24.41. Unrecognized compensation expense at March 31, 2026, related to PSUs, was $0.8 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 1.7 years.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

The following tables present net sales and operating income by segment (in thousands):

	Three months ended March 31, 2026
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$84,919	$116,237	$(65,321)	$135,835
Less significant expense categories:
Selling expenses and cost of sales	66,404	89,622	(64,847)	91,179
General and administrative expenses	7,412	25,615	-	33,027
Advertising expenses	2,677	2,149	-	4,826
Restructuring and other charges, net of gains	693	(364)	-	329
Operating income (loss)	7,733	(785)	(474)	6,474
Interest and other income, net	1,400	13	-	1,413
Interest and other financing costs	55	-	-	55
Income (loss) before income taxes	$9,078	$(772)	$(474)	$7,832

	Three months ended March 31, 2025
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$98,990	$117,622	$(73,917)	$142,695
Less significant expense categories:
Selling expenses and cost of sales	73,561	89,934	(69,924)	93,571
General and administrative expenses	8,151	25,076	-	33,227
Advertising expenses	2,841	1,953	-	4,794
Restructuring and other charges, net of gains	106	-	-	106
Operating income (loss)	14,331	659	(3,993)	10,997
Interest and other income, net	1,597	2	-	1,599
Interest and other financing costs	60	-	-	60
Income (loss) before income taxes	$15,868	$661	$(3,993)	$12,536

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

	Nine months ended March 31, 2026
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$250,951	$379,148	$(197,364)	$432,735
Less significant expense categories:
Selling expenses and cost of sales	194,722	292,626	(201,700)	285,648
General and administrative expenses	25,210	76,403	-	101,613
Advertising expenses	9,255	5,502	-	14,757
Restructuring and other charges, net of gains	(208)	256	-	48
Operating income	21,972	4,361	4,336	30,669
Interest and other income, net	7,013	47	-	7,060
Interest and other financing costs	174	-	-	174
Income before income taxes	$28,811	$4,408	$4,336	$37,555

	Nine months ended March 31, 2025
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$271,857	$384,654	$(202,219)	$454,292
Less significant expense categories:
Selling expenses and cost of sales	203,374	290,283	(198,315)	295,342
General and administrative expenses	24,659	75,031	-	99,690
Advertising expenses	7,539	4,658	-	12,197
Restructuring and other charges, net of gains	462	(118)	-	344
Operating income (loss)	35,823	14,800	(3,904)	46,719
Interest and other income, net	5,773	53	-	5,826
Interest and other financing costs	183	-	-	183
Income (loss) before income taxes	$41,413	$14,853	$(3,904)	$52,362

The following table presents additional information by segment (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
Depreciation and amortization
Wholesale segment	$1,645	$1,576	$4,896	$4,641
Retail segment	2,180	2,240	6,608	7,029
Consolidated total	$3,825	$3,816	$11,504	$11,670

Capital expenditures
Wholesale segment	$594	$684	$2,589	$5,526
Retail segment	2,362	1,297	5,667	3,826
Consolidated total	$2,956	$1,981	$8,256	$9,352

	March 31,	June 30,
	2026	2025
Total Assets
Wholesale segment	$364,809	$375,126
Retail segment	385,813	393,918
Inventory profit elimination(1)	(27,363)	(31,945)
Consolidated total	$723,259	$737,099

(1)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(18)	Commitments and Contingencies

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

Material Cash Requirements from Contractual Obligations. As disclosed in our 2025 Annual Report on Form 10-K, we had total contractual obligations of $182.8 million, including $146.3 million related to our operating and finance lease commitments and $21.0 million of open purchase orders at June 30, 2025. Except for $26.1 million in operating lease payments made to our landlords and $19.0 million of operating lease assets obtained in exchange for $19.0 million of operating lease liabilities during the first nine months of fiscal 2026, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2025 Annual Report on Form 10-K.

Legal Matters. We are routinely party to various legal proceedings in the ordinary course of business, including investigations or as a defendant in litigation. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at March 31, 2026, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

The MD&A is presented in the following sections:

-	Cautionary Note Regarding Forward-Looking Statements
-	Executive Overview
-	Key Operating Metrics
-	Results of Operations
-	Regulation G Reconciliations of Non-GAAP Financial Measures
-	Liquidity
-	Capital Resources, including Material Cash Requirements
-	Off-Balance Sheet and Other Arrangements
-	Significant Accounting Policies
-	Critical Accounting Estimates
-	Recent Accounting Pronouncements

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At March 31, 2026, the Company operates 142 retail design centers, 137 located in the U.S. and 5 in Canada. We also have 44 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe. We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since 1932. At March 31, 2026, we own and operate 11 manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras. We also partner with suppliers located in Europe, Asia, and other countries to produce and import various products that support the business.

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

Talent. At March 31, 2026, our employee count totaled 3,105, with 2,158 within our wholesale segment and 947 in our retail segment. Our headcount is down 5.7% compared with a year ago and 39.4% less than at March 31, 2019.

Fiscal 2026 Third Quarter in Review (1). Our fiscal 2026 third quarter results were impacted by a reduction in business with the U.S. State Department, lower international sales and sluggish demand from a challenging environment for home furnishings, which included weather disruptions and macroeconomic uncertainty. Consolidated net sales were $135.8 million, a 4.8% decrease from the prior year quarter primarily due to fewer contract sales, lower delivered unit volume, reduced available backlog and inclement weather partially offset by higher average ticket price, incremental designer floor sample sales and fewer sales returns. Retail segment written orders were flat to last year while our wholesale segment written orders declined 7.6% primarily due to macroeconomic challenges, reduced government activity and a slowdown in our international business. We maintained a strong consolidated gross margin of 59.4% due to a change in sales mix, selective price increases and lower headcount partially offset by incremental tariffs, delivering written orders that had higher promotional discounts and increased designer floor sample sales. Our operating margin was 4.8% compared to 7.7% a year ago while diluted EPS was $0.23 compared with $0.37 a year ago. Adjusted operating margin in the current year third quarter was 5.0% while adjusted diluted EPS was $0.24. Lower operating margin was driven by fewer contract sales, lower unit volumes, increased tariffs, elevated designer floor sample sales and increased occupancy costs partially offset by change in sales mix, reduced freight, lower headcount, disciplined spending and a higher retail average ticket price. We also continued our history of paying dividends to shareholders by paying a regular quarterly cash dividend of $10.0 million. Cash, cash equivalents and investments totaled $180.9 million at March 31, 2026 and we had no outstanding debt. We ended the quarter with 142 Company-operated and 44 independently owned and operated locations with new design centers to be opened in vibrant markets such as Rancho Cucamonga, California and Aventura, Florida later this year.

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data):

	Three months ended March 31,						Nine months ended March 31,
	2026	% of Sales	2025	% of Sales	% Chg		2026	% of Sales	2025	% of Sales	% Chg
Net sales	$135.8		$142.7		(4.8%	)	$432.7		$454.3		(4.7%	)
Gross profit	$80.7	59.4%	$87.4	61.2%	(7.6%	)	$262.2	60.6%	$276.1	60.8%	(5.0%	)
Operating income	$6.5	4.8%	$11.0	7.7%	(41.1%	)	$30.7	7.1%	$46.7	10.3%	(34.4%	)
Adjusted operating income(1)	$6.8	5.0%	$11.3	8.0%	(39.8%	)	$30.9	7.1%	$47.3	10.4%	(34.7%	)
Net income	$5.9	4.4%	$9.6	6.7%	(38.2%	)	$28.1	6.5%	$39.3	8.7%	(28.5%	)
Adjusted net income(1)	$6.2	4.6%	$9.9	6.9%	(37.1%	)	$28.3	6.5%	$39.8	8.8%	(28.9%	)
Diluted EPS	$0.23		$0.37		(37.8%	)	$1.10		$1.53		(28.1%	)
Adjusted diluted EPS(1)	$0.24		$0.38		(36.8%	)	$1.10		$1.55		(29.0%	)
Cash flow from operating activities	$15.1		$10.2		47.9%		$30.1		$36.9		(18.5%	)
Wholesale written orders					(7.6%	)					(11.0%	)
Retail written orders					(0.2%	)					(4.5%	)

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Design center activity and geographic distribution of our retail network are as follows:

	Fiscal 2026			Fiscal 2025
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	45	142	187	45	142	187
New locations	1	4	5	2	4	6
Closures	(2)	(4)	(6)	(1)	(3)	(4)
Balance at March 31	44	142	186	46	143	189
Relocations (in new and closures)	1	3	4	-	2	2

Retail Design Center geographic locations:
United States	30	137	167	31	138	169
Canada	-	5	5	-	5	5
Europe	1	-	1	1	-	1
Middle East and Asia	13	-	13	14	-	14
Total	44	142	186	46	143	189

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three and nine months ended March 31, 2026 and 2025, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended				Nine months ended
	March 31,				March 31,
	2026	2025	% Change		2026	2025	% Change
Consolidated net sales	$135,835	$142,695	(4.8%	)	$432,735	$454,292	(4.7%	)
Wholesale net sales	$84,919	$98,990	(14.2%	)	$250,951	$271,857	(7.7%	)
Retail net sales	$116,237	$117,622	(1.2%	)	$379,148	$384,654	(1.4%	)
Consolidated gross profit	$80,686	$87,356	(7.6%	)	$262,155	$276,062	(5.0%	)
Consolidated gross margin	59.4%	61.2%			60.6%	60.8%

Net Sales

Consolidated net sales decreased $6.9 million or 4.8% for the three months ended March 31, 2026 compared with the same prior year period. The decrease was driven by fewer contract sales, a decline in delivered unit volume and inclement weather during January and February 2026 combined fewer incoming wholesale written orders, which led to lower available backlog and less manufacturing production. Backlog represents all written orders received that have not yet been delivered. The decline in consolidated net sales was partially offset by higher average ticket price, incremental designer floor sample sales and fewer sales returns. Consolidated net sales decreased 4.7% during the first nine months of fiscal 2026 as we had lower contract sales, a decline in delivered unit volume, lower backlog and reduced design center traffic.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale - Wholesale net sales decreased $14.1 million or 14.2% for the three months ended March 31, 2026 due to lower contract sales, including shipments to the U.S. government General Services Administration (“GSA”), fewer international sales and a difficult prior year comparison. The first nine months of fiscal 2026 were impacted by fewer contract and international sales. Sales related to our contract business have been lower in the current fiscal year primarily due to fewer incoming orders from the GSA, primarily driven by the U.S. government shutdown and the change in administration during 2025. International sales represented 0.8% of total wholesale net sales during the third quarter of fiscal 2026 compared with 1.4% in the prior year quarter. For the first nine months of fiscal 2026, international sales were 1.0% of total wholesale net sales compared to 1.5% a year ago.

Wholesale written orders, which represent undelivered orders booked through all of our channels, were down 7.6% for the three months ended March 31, 2026 compared to the same prior year period primarily from the decline in contract orders combined with fewer orders from our independent dealers. For the first nine months of fiscal 2026, wholesale written orders were down 11.0%, driven by declines across all our channels. Wholesale backlog was $42.0 million at March 31, 2026, down 23.1% from a year ago and 15.7% lower since the start of the fiscal third quarter due to lower incoming orders. The reduction in undelivered backlog helped us improve customer lead times, including lowering the number of weeks of wholesale backlog compared with a year ago.

Retail - Retail net sales decreased $1.4 million or 1.2% for the three months ended March 31, 2026 compared with the same prior year period. The decrease was driven by lower starting retail backlog and less design center traffic due to inclement weather conditions partially offset by higher designer floor sample sales and an increase in average ticket price. Retail backlog on January 1, 2026 was 12% lower than the year prior, which led to fewer net sales during the fiscal 2026 third quarter. Retail net sales during the first nine months of fiscal 2026 decreased by 1.4% due to lower delivered unit volumes, fewer written orders and reduced traffic partially offset by increased designer floor sample sales and a higher average ticket price. Higher designer floor sample sales were driven by selling off discontinued floor product to make room for new 2026 inventory in the retail design centers.

Retail written orders for the three months ended March 31, 2026 were flat compared to the same prior year period. The first nine months of fiscal 2026 saw a decrease of 4.5% in order intake. Demand remained sluggish during fiscal 2026 as it was hampered by a muted housing market, elevated interest rates, macroeconomic uncertainty, global unrest and the impact of widespread winter weather disruptions.

There were 142 Company-operated design centers at March 31, 2026, down one compared with a year ago. During the just completed third quarter we relocated our Vancouver, British Columbia (Canada) design center and have plans to open new design centers in Rancho Cucamonga, California, and Aventura, Florida during 2026.

Gross Profit and Margin

Consolidated gross profit decreased $6.7 million for the three months ended March 31, 2026 compared with the same prior year period. The decrease in gross profit was driven by lower wholesale net sales, incremental tariffs and lower premier home delivery revenue partially offset by increased designer floor sample sales, lower inbound freight, reduced headcount and a higher average ticket price. Wholesale gross profit for the third quarter decreased 25.3% due to lower contract sales, a reduction in delivered unit volume and incremental tariffs partially offset by lower freight and employee compensation. Retail gross profit decreased 2.5% primarily due to lowered delivered unit volume and a reduction in home delivery revenue partially offset increased designer floor sample sales and a higher average ticket price. For the first nine months of fiscal 2026, consolidated gross profit decreased $13.9 million due to fewer consolidated net sales, increased promotional activity and incremental tariffs partially offset by a higher percentage of total sales coming from the retail segment, lower headcount and selective price increases.

Consolidated gross margin was 59.4% for the three months ended March 31, 2026 compared with 61.2% in the prior year period. Our fiscal 2026 third quarter consolidated gross margin declined 180 basis points due to incremental tariffs, the impact of increased promotional activity, higher designer floor sample sales and reduced manufacturing production partially offset by a change in the sales mix, lower freight costs, reduced headcount and a higher average ticket price. Our sales mix, which represents the percentage of retail sales compared to total consolidated sales, increased to 85.6% in the current year, up from 82.4% in the prior year due to lower contract sales within our wholesale segment. Wholesale gross margin for the third quarter was down 460 basis points over the prior year period due to incremental tariffs, lower contract sales and unfavorable manufacturing variances from lower production. Retail gross margin declined 60 basis points compared with the prior year period due to higher designer floor sample sales that carry a lower average margin, lower premier home delivery revenue and the impact of increased promotional activity partially offset by higher average ticket price from selective price increases. For the first nine months of fiscal 2026, our consolidated gross margin decreased 20 basis points to 60.6% due to increased promotional activity, elevated designer floor sample sales, incremental tariffs and deleveraging from lower delivered sales partially offset by change in the sales mix, lower freight, lower headcount and a higher average ticket price.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SG&A Expenses and Operating Income

(in thousands)	Three months ended			Nine months ended
	March 31,			March 31,
	2026	2025	% Change	2026	2025	% Change
SG&A expenses	$73,883	$76,253	(3.1%)	$231,438	$228,999	1.1%
Restructuring and other charges, net of gains	$329	$106		$48	$344
Consolidated operating income	$6,474	$10,997	(41.1%)	$30,669	$46,719	(34.4%)
Consolidated GAAP operating margin	4.8%	7.7%		7.1%	10.3%
Consolidated adjusted operating margin	5.0%	8.0%		7.1%	10.4%
Wholesale operating income	$7,733	$14,331	(46.0%)	$21,972	$35,823	(38.7%)
Retail operating (loss) income	$(785)	$659	n/a	$4,361	$14,800	(70.5%)

SG&A expenses decreased 3.1% for the three months ended March 31, 2026 compared with the same prior year period. When expressed as a percentage of sales, SG&A expenses for the quarter were 54.4%, up from 53.4% in the prior year third quarter primarily due to fixed cost deleveraging from lower delivered sales. For the nine months ended March 31, 2026, SG&A expenses increased 1.1% compared with the same prior year period as we invested in additional strategic marketing to further our brand. When expressed as a percentage of sales, SG&A expenses for the first nine months of fiscal 2026 were 53.5%, up from 50.4% in the prior year period primarily due to lower consolidated net sales combined with additional marketing, ongoing investments in technology and higher occupancy costs. Disciplined spending, cost control initiatives and lower headcount helped to offset these additional investments in our business.

Consolidated selling expenses were down 5.0% during the third quarter of fiscal 2026 primarily due to the 4.8% reduction in consolidated net sales. Lower sales led to less variable expenses, including fewer delivery costs and commissions. Retail selling expenses were down 0.4% due to lower delivery and variable compensation from the 1.2% decrease in Retail net sales partially offset by increased digital advertising expenses. Wholesale selling expenses, which include our national logistics, decreased 16.8% due to lower distribution volumes, less outbound freight, reduced headcount, lower employee benefit costs and decreased fees associated with our contract business partially offset by incremental digital and web-technology spend. For the first nine months of fiscal 2026, consolidated selling expenses were up 0.4% primarily due to increased marketing, higher digital and web-technology spend and elevated employee benefit costs partially offset by reduced headcount and lower distribution volumes.

Our consolidated advertising expenses during the third quarter of fiscal 2026 were up 0.7% compared to the prior year. Marketing expenses represented 3.6% of consolidated net sales in the fiscal 2026 third quarter, up from 3.4% in the prior year period. For the first nine months of fiscal 2026, consolidated marketing costs were up 21.0% primarily due to increased digital media spend, including paid search and social campaigns as well as higher direct mail and trade campaign costs.

Consolidated general and administrative expenses during the third quarter of fiscal 2026 were down 0.6% compared to the prior year period primarily due to lower employee benefit costs and reduced headcount partially offset by higher occupancy costs from newly opened retail design centers. Wholesale general and administrative expenses were 9.1% lower than a year ago due to lower employee benefit costs and disciplined spending. Retail general and administrative expenses increased by 2.1% from incremental rent associated with newly added design centers partially offset by reduced headcount. For the first nine months of fiscal 2026, consolidated general and administrative expenses were up 1.9% due to higher occupancy and employee benefit costs partially offset by lower headcount. Compared to a year ago, our consolidated headcount is down 5.7%, including 6.4% lower at Wholesale and 4.1% less at Retail.

Restructuring and other charges, net of gains

A loss of $0.3 million was recorded within Restructuring and other charges, net of gains during the third quarter of fiscal 2026, compared to an expense of $0.1 million in the prior year period. Included in the current year third quarter were $0.1 million of costs related to repairing our sawmill located in Beecher Falls, Vermont. Fiscal 2026 year-to-date restructuring and other charges, net of gains was less than $0.1 million compared to $0.3 million in the prior year period.

Consolidated Operating Income

Consolidated operating income of $6.5 million and $30.7 million decreased by $4.5 million and $16.1 million for the three and nine months ended March 31, 2026, respectively, compared to the same prior year periods. As a percentage of net sales, consolidated operating income for the third quarter of fiscal 2026 was 4.8%, compared to 7.7% in the prior year quarter. Adjusted operating margin for the third quarter of fiscal 2026 was 5.0% compared with 8.0% in the prior year. Reduced operating income during fiscal 2026 was driven by lower contract sales, incremental tariffs, increased promotional activity, additional marketing spend and higher employee benefit costs partially offset by selective price increases and reduced headcount.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale operating income was $7.7 million and $22.0 million for the three and nine months ended March 31, 2026, respectively, compared with $14.3 million and $35.8 million for the same prior year periods. As a percentage of net sales, wholesale operating income for the third quarter of fiscal 2026 was 9.1%, compared to 14.5% in the prior year. Adjusted wholesale operating margin was 10.0% compared with 14.8% in the prior year. For the first nine months of fiscal 2026 wholesale adjusted operating income was $21.9 million, or 8.7% of net sales compared with $36.5 million, or 13.4% of net sales in the prior year period. The decrease in wholesale operating income and margin during both periods presented was from a decline in contract sales and incremental tariffs.

Retail operating loss was $0.8 million for the three months ended March 31, 2026 compared with operating income of $0.7 million in the year ago third quarter. For the first nine months of fiscal 2026, Retail operating income was $4.4 million compared with $14.8 million a year ago. As a percentage of net sales, the retail operating loss for the third quarter of fiscal 2026 was (0.7%) compared to operating income of 0.6% in the prior year quarter. For the first nine months of fiscal 2026, the retail operating margin was 1.2% compared with 3.8% in the prior year period. The decrease in Retail operating income and margin during the three and nine months ended March 31, 2026 was due to lower net sales, a decrease in retail gross margin and higher occupancy costs partially offset by less headcount and reduced variable costs from lower net sales.

Other Income (Expense)

(in thousands)	Three months ended			Nine months ended
	March 31,			March 31,
	2026	2025	% Change	2026	2025	% Change
Interest and other income, net	$1,413	$1,599	(11.6%)	$7,060	$5,826	21.2%
Interest and other financing costs	$55	$60	(8.3%)	$174	$183	(4.9%)

Interest and other income, net includes interest income, foreign currency gains or losses and other income (expense), net. Interest and other income, net was $1.4 million for the three months ended March 31, 2026, down from $1.6 million a year ago due to lower interest rates combined with lower interest-bearing cash balances. Interest and other income, net was $7.1 million for the nine months ended March 31, 2026, an increase compared with $5.8 million a year ago due to a contract modification fee received during the first quarter of fiscal 2026. This fee was related to our former private label card provider.

Income Tax Expense, Net Income and Diluted EPS

(in thousands)	Three months ended				Nine months ended
	March 31,				March 31,
	2026	2025	% Change		2026	2025	% Change
Income tax expense	$1,898	$2,931	(35.2%	)	$9,426	$13,034	(27.7%	)
Effective tax rate	24.2%	23.4%			25.1%	24.9%
Net income	$5,934	$9,605	(38.2%	)	$28,129	$39,328	(28.5%	)
Adjusted Net income	$6,203	$9,865	(37.1%	)	$28,281	$39,765	(28.9%	)
Diluted EPS	$0.23	$0.37	(37.8%	)	$1.10	$1.53	(28.1%	)
Adjusted Diluted EPS	$0.24	$0.38	(36.8%	)	$1.10	$1.55	(29.0%	)

Income Tax Expense

Income tax expense was $1.9 million and $9.4 million for the three and nine months ended March 31, 2026, respectively, compared with $2.9 million and $13.0 million in the same prior year periods. Our consolidated effective tax rate was 24.2% in the current year third quarter compared with 23.4% a year ago. Lower income tax expense during fiscal 2026 was driven by the reduction in income before income taxes. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Net Income

Net income was $5.9 million and $28.1 million for the three and nine months ended March 31, 2026, respectively, compared with $9.6 million and $39.3 million in the same prior year periods. Adjusted net income was $6.2 million and $28.3 million for the three and nine months ended March 31, 2026, respectively, down 37.1% and 28.9% when compared with the same prior year periods. The decline in net income during both periods presented was driven by fewer net sales combined with a lower gross margin partially offset by decreased SG&A expenses and lower income tax expense.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Diluted EPS

Diluted EPS was $0.23 and $1.10 for the three and nine months ended March 31, 2026, respectively, compared to $0.37 and $1.53 in the same prior year periods. Adjusted diluted EPS was $0.24 and $1.10 for the three and nine months ended March 31, 2026, respectively, compared to $0.38 and $1.55 in the same prior year periods. The decrease in diluted EPS was driven by deleveraging from lower delivered net sales combined with gross margin erosion.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following tables below show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures:

(in thousands, except per share amounts)	Three months ended				Nine months ended
	March 31,				March 31,
	2026	2025	% Change		2026	2025	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$6,474	$10,997	(41.1%	)	$30,669	$46,719	(34.4%	)
Adjustments (pre-tax) *	360	350			204	588
Adjusted operating income *	$6,834	$11,347	(39.8%	)	$30,873	$47,307	(34.7%	)

Consolidated Net sales	$135,835	$142,695	(4.8%	)	$432,735	$454,292	(4.7%	)
GAAP Operating margin	4.8%	7.7%			7.1%	10.3%
Adjusted operating margin *	5.0%	8.0%			7.1%	10.4%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$5,934	$9,605	(38.2%	)	$28,129	$39,328	(28.5%	)
Adjustments, net of tax *	269	260			152	437
Adjusted net income	$6,203	$9,865	(37.1%	)	$28,281	$39,765	(28.9%	)
Diluted weighted average common shares	25,610	25,629			25,616	25,624
GAAP Diluted EPS	$0.23	$0.37	(37.8%	)	$1.10	$1.53	(28.1%	)
Adjusted diluted EPS *	$0.24	$0.38	(36.8%	)	$1.10	$1.55	(29.0%	)

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$7,733	$14,331	(46.0%	)	$21,972	$35,823	(38.7%	)
Adjustments (pre-tax) *	724	350			(52)	706
Adjusted wholesale operating income *	$8,457	$14,681	(42.4%	)	$21,920	$36,529	(40.0%	)

Wholesale net sales	$84,919	$98,990	(14.2%	)	$250,951	$271,857	(7.7%	)
Wholesale GAAP operating margin	9.1%	14.5%			8.8%	13.2%
Adjusted wholesale operating margin *	10.0%	14.8%			8.7%	13.4%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating (loss) income	$(785)	$659	n/a		$4,361	$14,800	(70.5%	)
Adjustments (pre-tax) *	(364)	-			256	(118)
Adjusted retail operating income *	$(1,149)	$659	n/a		$4,617	$14,682	(68.6%	)

Retail net sales	$116,237	$117,622	(1.2%	)	$379,148	$384,654	(1.4%	)
Retail GAAP operating margin	-0.7%	0.6%			1.2%	3.8%
Adjusted retail operating margin *	-1.0%	0.6%			1.2%	3.8%

* Adjustments to reported GAAP financial measures including operating income and margin, net income and diluted EPS have been adjusted by the following:

	Three months ended		Nine months ended
(in thousands)	March 31,		March 31,
	2026	2025	2026	2025
Beecher Falls, Vermont fire, net of insurance recoveries (wholesale)	$69	$-	$(909)	$-
Retail design center charges, net of insurance recoveries (retail)	(398)	-	152	-
Severance and other charges (wholesale)	624	106	701	462
Severance and other charges (retail)	34	-	104	(118)
Other non-restructuring charges (wholesale)	31	244	156	244
Adjustments to operating income	$360	$350	$204	$588
Related income tax effects on non-recurring items(1)	(91)	(90)	(52)	(151)
Adjustments to net income	$269	$260	$152	$437

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

Our available liquidity is summarized below:

	March 31,	June 30,
(in thousands)	2026	2025

Cash and cash equivalents	$66,567	$76,178
Investments, short-term	39,921	59,955
Investments, long-term	74,378	60,030
Availability under existing credit facility	121,202	120,952
Total Available Liquidity	$302,068	$317,115

At March 31, 2026, we had working capital of $139.5 million compared with $157.1 million at June 30, 2025 and a current ratio of 1.9 at March 31, 2026, compared with 2.0 at June 30, 2025. Our working capital decreased by $17.6 million during the first nine months of fiscal 2026 primarily due to lower short-term investments, as we reinvested in long-term U.S. Treasury notes when U.S. Treasury bills matured during the period. Our non-U.S. subsidiaries held $5.6 million in cash and cash equivalents at March 31, 2026, which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At March 31, 2026, we held cash and cash equivalents of $66.6 million compared with $76.2 million at June 30, 2025. Cash and cash equivalents aggregated to 9.2% of our total assets at March 31, 2026 compared with 10.3% at June 30, 2025. In addition to cash and cash equivalents, we had aggregated investments of $114.3 million at March 31, 2026 and $120.0 million at June 30, 2025. Our investments are in U.S. Treasury bills and notes, which we expect will further enhance our returns on excess cash. Our short-term U.S. Treasury bills totaled $39.9 million with maturities of less than one year while our long-term U.S. Treasury notes totaled $74.4 million with maturities ranging between one and two years.

Our cash, cash equivalents and restricted cash decreased $10.2 million during the first nine months of fiscal 2026 due to $36.3 million in cash dividends paid, capital expenditures of $8.3 million and $1.8 million in taxes paid related to net share settlement of equity awards partially offset by $30.1 million of net cash provided by operating activities and $5.0 million of proceeds from the sale of investments, net of purchases.

The following table illustrates the main components of our cash flows:

	Nine months ended
(in millions)	March 31,
	2026	2025
Operating activities
Net income	$28.1	$39.3
Non-cash operating lease cost	24.7	24.5
Restructuring and other charges, net of gains	0.1	0.3
Payments on restructuring and other charges	(2.8)	(0.8)
Depreciation and amortization	11.5	11.7
Proceeds from insurance recoveries	1.7	0.2
Other non-cash items	1.8	0.4
Changes in operating assets and liabilities	(35.0)	(38.7)
Net cash provided by operating activities	$30.1	$36.9

Investing activities
Capital expenditures	$(8.2)	$(9.4)
Proceeds from sales of investments, net of purchases	5.0	11.6
Proceeds from insurance recoveries	1.2	-
Net cash (used in) provided by investing activities	$(2.0)	$2.2

Financing activities
Payment of cash dividends	$(36.3)	$(40.1)
Taxes paid related to net share settlement of equity awards	(1.8)	(2.2)
Payments on financing leases	(0.2)	(0.3)
Net cash used in financing activities	$(38.4)	$(42.6)

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Provided by Operating Activities

We generated $30.1 million in cash from operating activities during the first nine months of fiscal 2026, a decrease compared with $36.9 million in the prior year period due to lower net income and incremental restructuring payments partially offset by $1.7 million in insurance recoveries. Restructuring payments made by the Company during the nine ended March 31, 2026 were $2.8 million, which were for Beecher Falls repair and restoration work, severance and other restructuring costs.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $2.0 million during the first nine months of fiscal 2026 compared with cash provided of $2.2 million in the prior year. During fiscal 2026, we had $5.0 million of net proceeds received from the sale of investments, which related to $59.8 million of U.S. treasuries that matured and were subsequently reinvested for $54.8 million. In the prior year, we had $11.6 million of net proceeds from the sale of investments, which related to $46.8 million of short-term U.S. treasuries that matured during the year and the subsequent reinvestment was $35.2 million. Capital expenditures during the first nine months of fiscal 2026 were $8.3 million, down from $9.4 million in the prior year period. During fiscal 2026 we received an additional $1.2 million in insurance proceeds related to the reconstruction of the facility damaged by the Beecher Falls, Vermont fire.

Cash Used in Financing Activities

Cash used in financing activities was $38.4 million in the current year compared with $42.6 million a year ago. Total dividends paid were $36.3 million during the first nine months of fiscal 2026, a decrease from $40.1 million paid a year ago due to the reduction in the special cash dividend, which went from $0.40 per share last year to $0.25 per share in the current year. In addition, during the first nine months of fiscal 2026, a total of 62,627 shares valued at $1.8 million were repurchased from employees to satisfy their withholding tax obligations upon vesting of stock-based awards. This compared to $2.2 million repurchased for similar withholding tax obligations in the prior year period.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At March 31, 2026 and June 30, 2025, we held $0.2 million and $0.8 million, respectively, of restricted cash related to our insurance captive.

Exchange Rate Changes

Due to changes in foreign currency exchange rates, namely among the Mexican Peso, Canadian Dollar and Honduran Lempira against the U.S. Dollar, our cash and cash equivalents increased by $0.2 million during the first nine months of fiscal 2026 compared with a decrease of $0.4 million in the prior year period. These changes had an immaterial impact on our cash balances held in Mexico, Canada and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. At March 31, 2026, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.2 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

Letters of Credit. At March 31, 2026 and June 30, 2025, respectively, there were $3.8 million and $4.0 million of standby letters of credit outstanding under the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first nine months of fiscal 2026 totaled $8.3 million compared with $9.4 million in the prior year period. Current year capital expenditures were primarily for new retail design centers, reconstruction of our Beecher Falls, Vermont outbuilding, additional manufacturing equipment and investments in technology. Four new Company-operated design centers located in San Diego, California, Colorado Springs, Colorado, Concord, Ontario (Canada) and Vancouver, British Columbia (Canada) were opened during fiscal 2026 with more new openings planned for the future.

We anticipate total capital expenditures to rebuild the structure damaged by the Beecher Falls, Vermont fire to be between $2.5 million and $3.5 million, of which we have incurred $1.0 million through March 31, 2026, with the remainder to be incurred over the next two fiscal quarters. We have no other material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures at least for the next 12 months and foreseeable future.

Dividends. Our Board of Directors has sole authority to determine if and when we will declare future dividends and on what terms. During the first nine months of fiscal 2026, we paid total cash dividends of $36.3 million, including a special dividend of $0.25 per share in addition to regular quarterly dividends of $0.39 per share. We have paid a special cash dividend in each of the past six fiscal years and paid a cash dividend every year since 1996. Although we expect to continue to declare and pay cash dividends for the foreseeable future, the payment of future cash dividends is within the discretion of our Board of Directors and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants that set limitations on our ability to pay dividends.

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first nine months of fiscal 2026 or 2025. At March 31, 2026, we had a remaining authorization to repurchase 2,007,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations

Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax payments, the rate of written orders and net sales, levels of customer deposits on hand, the payment of cash dividends, and capital expenditures to support the growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. At June 30, 2025, we had total contractual obligations of $182.8 million, including $146.3 million related to operating and finance lease commitments and $21.0 million of open purchase orders. Except for $26.1 million in operating lease payments made to our landlords and $19.0 million of operating lease assets obtained in exchange for $19.0 million of operating lease liabilities during fiscal 2026, there were no other material changes in our contractual obligations as previously disclosed in our 2025 Annual Report on Form 10-K.

Off-Balance Sheet and Other Arrangements

As of March 31, 2026 and June 30, 2025, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Note 12, Credit Agreement, to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our available and outstanding letters of credit.

We do not utilize or employ any other arrangements in operating our business. As such, we do not maintain any retained or contingent interests, derivative instruments or variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

Significant Accounting Policies

We disclose our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2025 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first nine months of fiscal 2026 from those disclosed in our 2025 Annual Report on Form 10-K.

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

We disclose our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2026 from those disclosed in our 2025 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. While we had no fixed or variable rate borrowings outstanding at March 31, 2026, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the SOFR. We believe that a hypothetical 100 basis point change (up or down) in interest rates based on the one-month SOFR would not have a material impact on our results of operations and financial condition.

Cash, Cash Equivalents and Investments

The fair market value of our cash and cash equivalents at March 31, 2026 was $66.6 million while our investments (short and long-term) totaled $114.3 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. treasuries with maturities ranging up to two years and are reported at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve appropriate investment returns consistent with preserving principal and managing risk. Pursuant to our established investment policy guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged at March 31, 2026. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and investments will continue to be immaterially affected by fluctuations in interest rates.

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

A hypothetical 10% weaker U.S. dollar against all foreign currencies at March 31, 2026 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and have no intention of doing so in the foreseeable future.

Duties and Tariffs Risk

Continued uncertainty in the global tariff environment remains a market risk. Since the beginning of 2025, the U.S. government has announced several different tariff measures and regimes. On February 20, 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Protection Act (“IEEPA”) during 2025. Shortly thereafter, the U.S. government introduced a new 10% global import tariff under Section 122 of the Trade Act of 1974. Other tariffs imposed include those under Section 232 of the Trade Expansion Act of 1962 as well as under Section 301 of the Trade Act of 1974.

We are exposed to risk with respect to these tariffs assessed on raw materials, component parts, upholstered wooden furniture and finished goods we import into the U.S. We are also subject to risks relating to other changes affecting imports, as we manufacture components and finished goods in Mexico and Honduras. Tariffs made effective in October 2025 under Section 232 have resulted in upholstered wood products produced and exported out of our Mexican manufacturing facilities being subject to a 25% tariff when entering the U.S. Our case goods products produced and exported out of our Honduras facility are currently subject to a 10% tariff made effective in February 2026 under Section 122. With regards to our imported finished goods and raw materials, our exposure is primarily concentrated on imported case goods from Indonesia, select fabrics from Asia and imported home accent products, consisting mostly of lighting from China and area rugs from India, which are currently subject to various tariffs, including a 10% tariff under Section 122. Ongoing geopolitical dynamics may result in additional tariffs being imposed in the future.

The introduction of additional tariffs by the U.S. and reciprocal tariffs by other countries has led to incremental costs for our raw materials and finished goods and negatively impacted our wholesale and consolidated margins. To help offset the impact of these additional tariffs, we worked with our vendors on cost sharing, performed additional sourcing diversification and increased retail selling prices during fiscal 2026, which averaged 5%. These carefully measured price increases were applied strategically across select products rather than broadly. Should duties rise or additional tariffs be enacted, we will evaluate whether additional retail price increases to help offset these incremental costs are warranted. We also believe our focus on manufacturing in North America (which represents approximately 75% of the furniture we sell) provides us with a strategic advantage to mitigate the impact of higher tariffs. By controlling more aspects of the production process within North America, we believe we will likely be able to mitigate some of our vulnerability to disruptions and cost increases associated with importing materials and finished goods from regions affected by tariff-related volatility.

Raw Materials and Other Commodity Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, fabric and foam products. The cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil. We are also exposed to risk with respect to transportation costs, including shipping container rates and fuel prices, for delivering our products. Fuel costs have been volatile recently, and transportation companies continue to struggle to operate profitably, which could lead to increased costs. Should future commodity prices and transportation costs continue to rise and remain elevated, we will determine whether a retail price increase to help offset these incremental costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

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

Commercial Real Estate Market Risk

We have potential exposure to market risk related to conditions in the commercial real estate market. At March 31, 2026, there were 142 Company-operated retail design centers, of which 48 are owned and 94 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our consolidated balance sheets for leased design center locations and warehouse and distribution facilities. At March 31, 2026, the unamortized balance of such right-of-use assets totaled $107.6 million. Should we have to close one or more of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right-of-use asset in excess of its carrying value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first nine months of fiscal 2026 to the Company’s legal matters disclosed in Part I, Item 3, Legal Proceedings, in our 2025 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes during the first nine months of fiscal 2026 to the Company’s risk factors disclosed in Part I, Item 1A, Risk Factors, in our 2025 Annual Report on Form 10-K.

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

We did not repurchase any shares of our outstanding common stock during the third quarter of fiscal 2026 under the existing share repurchase program. At March 31, 2026, we had a remaining authorization to repurchase 2,007,364 shares of our common stock pursuant our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Officers

None of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the quarter ended March 31, 2026.

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

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: April 29, 2026	BY: /s/ M. Farooq Kathwari
M. Farooq Kathwari
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: April 29, 2026	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)