Form 10-K
period 2026-06-30
ETHAN ALLEN INTERIORS INC
filed 2026-09-03
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Based on the closing price as reported on the New York Stock Exchange on December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant on that date was $526 million.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 27, 2026 was 25,202,503.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (“SEC”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At June 30, 2026, the Company operates 141 retail design centers with 136 located in the U.S. and five in Canada. Our 43 independently operated design centers are located in the U.S., Asia, the Middle East and Europe. We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since we were founded in 1932. We own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras. The Company also partners with suppliers located in Europe, Asia, and other countries to produce and import various products that support the business.

We regularly update display presentations and floor plans, strengthen the qualifications of our designers through training and certifications and combine technology with personal service in our design centers. Over the past 10 years, 25% of our design centers are new or have been relocated as we continually evaluate our retail footprint. In the past five years, we have either opened or relocated 17 design centers with an average size of 7,230 square feet. These new design centers reflect our shift to lifestyle centers that better project our brand and optimize space. During fiscal 2026, four new Company-operated design centers were opened that showcase Ethan Allen home furnishings while combining complimentary interior design services with technology.

Business Strategy

Our vertical integration is a competitive advantage for us. Our North American manufacturing and logistics operations are an integral part of an overall strategy to maximize production efficiencies and maintain this competitive advantage. Being vertically integrated across retail, manufacturing and logistics gives us additional flexibility to navigate changing economic conditions while managing quality and service at a high level. We strive to deliver value to our shareholders through the execution of our strategic initiatives focused on the concept of constant reinvention. Ethan Allen has a distinct vision of classic American style with a modern perspective, which we believe differentiates us from our competitors. Our business model is to maintain continued focus on (i) providing relevant product offerings, (ii) capitalizing on the professional and personal service offered to our clients by our interior design professionals, (iii) leveraging the benefits of our vertical integration including a strong manufacturing presence in North America, (iv) regularly investing in new technologies across all aspects of our vertically integrated business, (v) maintaining a strong logistics network, (vi) communicating our messages with strong marketing campaigns, and (vii) utilizing our website, ethanallen.com, as a key marketing tool to drive traffic to our retail design centers.

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

Product

Ethan Allen has kept a disciplined approach to core product assortment. Our focus on maximizing customization and client choice has helped us minimize unnecessary complexity. As a leading interior design destination, our strategy supports personalization and customization, allowing clients and designers to tailor products. We manufacture 75% of the furniture we offer by combining the craftsmanship of our skilled associates with technology in our North American facilities. Every product bears the distinctive quality of the Ethan Allen brand and is sold under the one Ethan Allen brand name. Meticulously hand-guided stitching dresses our upholstery frames and our case goods wood furniture is crafted from premium lumber and veneers, which are individually finished and customized. Our commitment to using leading construction techniques is evident, including using mortise and tenon joinery and four-corner glued dovetail joinery for drawers. These elements are part of Ethan Allen's identity, solidifying our reputation for quality, style and exclusive home furnishings and décor. We exclusively sell Ethan Allen products in our design centers.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our vertically integrated approach empowers us to introduce new products, oversee design specifications, and uphold consistent levels of excellence across all product lines. Alongside our seven manufacturing facilities in the U.S., we possess three upholstery manufacturing plants in Mexico and a case goods manufacturing facility in Honduras. We selectively outsource the remaining 25% of our products, primarily from Asia. Our sourcing partners must adhere to our quality standards, specifications and social responsibility. If any of these suppliers experience financial or other difficulties, we believe we have alternative sources of supply to prevent temporary disruptions in our imported product flow. We believe our strategic investments in manufacturing facilities and the sourcing from foreign and domestic suppliers position us to accommodate future growth while retaining control over costs, quality and customer service.

Our product assortment has increased in recent years, driven by substantial growth in Home Accents, Lighting, Outdoor, Area Rugs and expanded customization across Upholstery and Case Goods collections. The growth in our product assortment has been driven less by an increase in the number of SKUs, but more by our ability to offer clients significantly more choice through customization. This allows us to create countless variations from a single product while maintaining inventory discipline and operational efficiency.

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

During fiscal 2026, new design centers were opened in Colorado Springs, Concord (Canada), San Diego and Vancouver that showcase our ability to combine complimentary interior design services with technology. We ended fiscal 2026 with 171 retail design centers in North America, including 141 Company-operated and 30 independently owned and operated locations, as well as 13 additional design centers outside North America.

Combining Technology with Personal Service

A person who walks into an Ethan Allen design center isn’t met by a salesperson; they’re greeted by an interior designer qualified to solve a range of challenges, from simply recommending a piece of furniture to managing a whole-home redesign. Clients can collaborate with any of our professional designers at our design centers, in their own homes, or via virtual appointment.

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

Marketing

Ethan Allen’s marketing strategy focuses on the promotion of our core brand differentiators: complimentary interior design service, quality and craftsmanship, customization, and premier home delivery. Our brand projection shows two important design perspectives: classic design, modern perspective; and modern design, classic perspective. We convey our messaging across multiple channels, from digital mediums like social media and email campaigns to more traditional channels like direct mail, TV and radio, which help generate interest, drive traffic and reinforce that Ethan Allen is a welcoming and inspirational experience and brand. Our local design centers also engage in grassroots marketing to drive additional interest in our brand.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Omni-Channel Approach

Our integrated omni-channel model supports our interior design led client experience and the execution of our initiatives. By combining design centers with digital engagement, interior design services, exclusive artisan-crafted products, and premier home delivery, our omni-channel model offers purchasing and personalized service at scale. This integrated approach allows product, service and manufacturing channels to reinforce one another, supporting higher client engagement, repeat behavior and durable growth over time. We consider our ethanallen.com website an extension of our retail design centers and not a separate segment of our business. Our website includes enhanced search capabilities, expanded live chat services, online appointment booking and product display pages.

Raw Materials and Supply Chain

The principal raw materials used in our manufacturing include lumber, logs, veneers, plywood, hardware, glue, finishing materials, glass, steel, fabrics, leather, frames, foam and filling material. The various types of wood include soft maple, wormy maple, red oak, garapa, birch, rubber wood, teak and cherry. These raw materials are for cover (primarily fabrics and leather), polyester batting and polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms and various other metal components for fabrication of products.

Our raw materials are purchased both domestically and outside the U.S. We have no significant long-term supply contracts, do not depend on any one supplier and believe we have sufficient alternate sources of supply to prevent significant long-term disruption to our operations. Appropriate amounts of inventory are typically stocked to maintain adequate production levels. Our diversified sourcing strategy and ability to manufacture approximately 75% of the furniture we sell in our North American facilities leaves us with limited exposure to any one particular country on the remaining 25% of products that are imported. We enter into standard purchase agreements with foreign and domestic suppliers to source selected products. The terms of these arrangements are customary for the industry and do not contain any long-term contractual obligations on our behalf. We believe we maintain good relationships with our suppliers.

Seasonality

We believe that the demand for home furnishings generally reflects sensitivity to overall economic conditions, including consumer confidence, discretionary spending, sales of new and existing homes, interest and inflationary rates, the health of the financial markets, the level of mortgage refinancing, retail trends and unemployment rates. In a typical year, we schedule production to maintain consistent manufacturing activity throughout the year. We typically shut down our manufacturing plants for one week at the beginning of each fiscal year to perform routine maintenance. No individual fiscal quarter contributed more than 26.1% of our annual consolidated net sales during the past three fiscal years, thus limiting our exposure to seasonality.

Segments

We have strategically aligned our business into two reportable segments: wholesale and retail. These two segments represent strategic business areas of our enterprise that operate separately and provide their own distinctive services. We evaluate the performance of our respective segments based upon net sales and operating income. Intersegment transactions result from the wholesale sale of inventory to the retail segment, including the related profit margin. Financial information related to our segments are disclosed in Note 19, Segment Information, of the notes to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Client Base

Interior designer-led projects typically average higher order values, repeat purchasing behavior and increase visibility into future projects. We sell home furnishings and accents to clients through our 141 Company-operated design centers that make up our retail segment and 43 independently operated design centers located in the U.S., Asia, the Middle East and Europe, which are included within our wholesale segment. This mix is supported by our omni-channel model and service-oriented approach. Our wholesale segment net sales include sales to our retail segment, which are eliminated in consolidation, and sales to our independent retailers and other third parties. No single client represented more than 10% of our consolidated net sales during fiscal 2026. Our ten largest clients were all within our wholesale segment and accounted for 9% of consolidated net sales during fiscal 2026 compared with 11% of consolidated net sales during fiscal 2025. These clients were nine independent retailers and the U.S. government General Services Administration (“GSA”).

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Backlog

We define backlog as any written order received that has not yet been delivered. Our wholesale backlog consists of written orders received from our retail network of independently operated design centers, Company-operated design centers, and contract business clients that have not yet been delivered. Our retail backlog is undelivered written orders associated with retail clients. Our backlog fluctuates based on the timing of net orders booked, manufacturing production, the timing of imported product receipts, the timing and volume of shipments, and the timing of various promotional events. Historically, the size of our backlog varies and may not be indicative of our future sales, and therefore, we do not rely entirely on backlogs to predict future sales. At June 30, 2026 our wholesale backlog was $44.3 million, down 9.3% from a year ago due to a slowdown in orders and improved customer lead times.

Distribution and Logistics

We distribute our products primarily through three national distribution centers, each owned by the Company and strategically located in North Carolina and Virginia. These distribution centers provide effective cross-dock operations to receive and ship Ethan Allen product from our manufacturing facilities and third-party suppliers to our retail network of Company and independently operated retail home delivery centers. Retail home delivery centers prepare products for delivery into clients’ homes. At June 30, 2026, our Company-operated retail design centers were supported by 17 Company-operated retail home delivery centers and four home delivery centers operated by third parties. We utilize independent carriers to ship our products. Our practice has been to sell our products at the same delivered cost to all Company and independently operated design centers throughout the U.S., regardless of their shipping point.

Competition

The home furnishings industry is a highly fragmented and competitive business. There has been increased competition from both digital retailers and those with a brick-and-mortar presence. We compete with numerous individual retail home furnishing stores as well as national and regional chains. We believe we compete primarily on the basis of design, quality, personal service, prompt delivery, product availability and value. We further believe that we are well-positioned to compete on the basis of each of these factors and that, more specifically under our vertical integration structure, our complimentary interior design service, direct manufacturing, a logistics network including white glove delivery service and relevant product offerings, create a competitive advantage. We also believe that we differentiate ourselves further with the caliber of our interior design professionals, who combine personal service with technology.

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

Human Capital Management

We operate our business with an entrepreneurial attitude, staying focused on long-term growth, and treating our employees, vendors, and clients with dignity and respect. At June 30, 2026, our employee count totaled 3,062, with 2,137 employees in our wholesale segment and 925 in our retail segment. The majority of our employees are employed on a full-time basis and none of our employees are represented by unions or collective bargaining agreements. In managing our business, we focus on a number of key human capital objectives, which are rooted in our core values and include health and safety, social responsibility and compensation and benefits. We are committed to offering opportunities and retaining talent based on merit, using standards that are free of discrimination and mandates. We believe our relationship with our employees is positive.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

A Culture of Social Responsibility

Throughout our history, philanthropy has been a core value to Ethan Allen. We strive to develop exceptional programs based on partnerships where employees feel a sense of connection and pride in their communities and our mission is to enhance the quality of life in the communities in which we work and live. During fiscal 2026, and for the seventh year in a row, the Mexican Center for Corporate Philanthropy and the Alliance for Corporate Social Responsibility recognized Ethan Allen’s upholstery manufacturing operations in Silao, as “Environmentally and Socially Responsible” for our ongoing commitment to socially responsible management.

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

Our environmental initiatives include but are not limited to:

●

Use of responsibly harvested Appalachian woods, including maintaining a wood sourcing policy; more than 50% of our wood furniture sold is from materials sourced from certified, recycled or reclaimed wood. During fiscal 2026, Ethan Allen was awarded the designation of “High Score” by The Sustainable Furnishings Council and the National Wildlife Federation for its wood sourcing policies and commitment to sustainable wood

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

●	Continual review and investigation of ways to reduce our carbon footprint and greenhouse gas emissions

●

Compliance with all required climate risk assessments; during fiscal 2026, Ethan Allen completed its climate-related financial risk report, which summarized the outcome of the climate risk assessment conducted across the Company’s operations in California

The Company requires its sourcing facilities that manufacture Ethan Allen branded products to implement a labor compliance program and meet or exceed the standards established for preventing child labor, involuntary labor, coercion and harassment, discrimination, and restrictions to freedom of association. These facilities are also required to provide a safe environment in all workspaces, compliance with all local wage and hour laws and regulations, compliance with all applicable environmental laws and regulations, and are required to authorize Ethan Allen or its designated agents (including third-party auditing companies) to engage in monitoring activities to confirm compliance.

Regulation and Legislation

We are subject to numerous regulations, including labor and employment laws, customs and trade laws, consumer protection, privacy, safety, real estate, environmental and zoning and occupancy laws, and other laws and regulations that regulate retailers and govern the promotion and sale of merchandise and the operation of our design centers, manufacturing and distribution facilities in the jurisdictions where we source products. We have policies intended to ensure that we conduct business in compliance with applicable laws and regulations. While we cannot predict policy changes by various regulatory agencies or unexpected operational or other developments, we believe we are in material compliance with laws applicable to our business.

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

Information about our Executive Officers

Listed below are the names, ages and positions of our current executive officers and, if they had not held those positions for the past five years, their former positions during that period with Ethan Allen or other companies. This information is presented as of September 3, 2026, the date of this Annual Report on Form 10-K.

M. Farooq Kathwari*, age 82

●	Chairman of the Board, President and Chief Executive Officer since 1988

Douglas H. Diefenbach, age 72

●	Senior Vice President, Real Estate Development since November 2024
●	Vice President, Business Development from August 2024 to November 2024
●	Vice President, Design Center Development from May 2017 to August 2024

Stephanie K. Durgee, age 40

●	Senior Vice President, Merchandising since May 2026
●	Vice President, Merchandising from March 2025 to May 2026
●	Joined the Company in February 2025 as Senior Director Case Goods
●	Prior to joining the Company, held the position of Senior Merchant of N.A. Retail for Design Within Reach® a division of MillerKnoll, Inc. from September 2018 to February 2025

Matthew J. McNulty, age 48

●	Senior Vice President, Chief Financial Officer and Treasurer since December 2021
●	Vice President, Finance and Treasurer from February 2020 to December 2021

Amy Phillips, age 52

●	Executive Vice President, Retail Division since August 2024

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

●	Executive Vice President, Retail Network and Business Development from December 2021 to August 2024
●	Senior Vice President, Retail from March 2021 to December 2021

*	Mr. Kathwari is the sole executive officer of the Company who operates under a written employment agreement.

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

The charters for our Board of Directors’ Audit Committee, Compensation Committee, and Corporate Governance, Nominations and Sustainability Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Insider Trading Policy, Policy Governing the Recovery of Erroneously Awarded Compensation and Foreign Corrupt Practices Act Policy are all available on our website.

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

Additional Information

Additional information with respect to the Company’s business is included within the following pages and is incorporated herein by reference:

ITEM 1A. RISK FACTORS

The following risks could materially and adversely affect our business, financial condition, cash flows, results of operations and could cause the trading price of our common stock to decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Investors should also refer to the other information set forth in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements including the related notes. Investors should carefully consider all risks, including those disclosed, before making an investment decision.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Increased competition may result in a decrease in our sales, earnings and liquidity.

The residential home furnishings industry is highly competitive and fragmented. We currently compete with many other manufacturers and retailers, including digital retailers, some of which offer widely advertised products, and others, several of which are large retail dealers offering their own store-branded products. Competition in the residential home furnishings industry is based on quality, style of products, value and service. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings and liquidity.

A significant shift in consumer preference toward purchasing products online could have a materially adverse impact on our sales and operating margin.

Online sales compete heavily on price as opposed to style, service and quality. A significant shift in consumer preference towards exclusively purchasing products online could have a materially adverse impact on our sales and operating margin as a majority of our sales are finalized within our physical brick and mortar design centers.

We are able to meet clients where they prefer to shop, through home calls, online or in the design center. However, a material shift to online only could significantly reduce our competitive advantage, which could lead to reduced sales. Evolving technologies are altering the manner in which the Company and its competitors communicate and transact with customers. Adoption of new technology and related changes in customer behavior present a specific risk in the event we are unable to successfully execute our technology plans or adjust them over time if needed. If we do not continue to enhance our digital capabilities and the online client experience at a pace that keeps up with evolving customer expectations (including with respect to online shopping, virtual design tools and other digital experiences) and competitive offerings (including via the use of digital and omni-channel capabilities), or if our ongoing investments in these areas do not achieve the results we anticipate, our ability to attract and retain clients, particularly younger or digitally-oriented consumers, could be adversely affected, which could have a material adverse effect on our sales, results of operations and competitive position.

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

Sales of our products are dependent upon consumer acceptance of our product designs, styles, and quality. We continuously monitor changes in home design trends through attendance at trade shows, industry events, internal and external marketing research, and regular communication with our retailers and design professionals who provide valuable input on consumer tendencies. However, as with many retailers, our business is susceptible to changes in consumer tastes and trends. Such tastes and trends can change rapidly and any delay or failure to anticipate or respond to changing consumer tastes and trends in a timely manner could materially adversely impact our business and operating results.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Industry globalization has led to increased competitive pressures brought about by the increasing volume of imported finished goods and components, and the development of manufacturing capabilities in other countries, specifically within Asia. In addition, because many non-U.S. manufacturers are typically able to maintain lower production costs, including the cost of labor and overhead, imported product may be capable of being sold at a lower price to consumers, which, in turn, could lead to some measure of further industry‐wide price deflation.

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

We have exposure to market risk related to the commercial real estate market. At June 30, 2026, there were 141 Company-operated retail design centers averaging approximately 13,700 square feet in size per location. Of these 141 properties, we own 48 and lease 93. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased design centers and retail home delivery centers. At June 30, 2026, the unamortized balance of such right-of-use assets totaled $107.7 million. Should we have to close or abandon one or more of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of carrying value.

Manufacturing and Supply Chain Risks

Our number of manufacturing sites may increase our exposure to business disruptions and could result in higher costs.

We have a limited number of manufacturing locations. Our upholstery operations consist of three upholstery plants in North Carolina as well as three plants in Mexico. Our case goods operations are supported by two manufacturing plants located in Vermont and Honduras, as well as one sawmill, one rough mill and one kiln dry lumberyard. If any of our manufacturing sites experience significant business interruption, our ability to manufacture or deliver our products in a timely manner would likely be impacted. Fewer locations could result in longer distances for delivery and could result in higher costs to transport products if fuel costs significantly increase.

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

Imported finished goods represent approximately 25% of our consolidated net sales. The prices paid for these imported products include tariffs and inbound freight. To the extent that we experience incremental tariffs and/or inbound freight costs, we may increase our selling prices to offset the impact. However, increases in selling prices may not fully mitigate the impact of the cost increases which would adversely impact operating income.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

Cyberattacks are becoming more sophisticated with evolving technologies, including artificial intelligence, and in some cases have caused significant harm. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. We operate many aspects of our business through server and web‐based technologies, and store various types of data on such servers or with third parties who in turn store it on servers and in the cloud. Any disruption to the internet or to the Company's or its service providers' global technology infrastructure, including malware, insecure coding, “Acts of God,” attempts to penetrate networks, data theft or loss and human error, could have adverse effects on the Company's operations.

During fiscal 2026, we experienced attempts to breach our networks and systems, and we expect such attempts to continue. A cyberattack of our systems or networks that impairs our information technology systems could disrupt our business operations and result in loss of service to customers. We believe we have a comprehensive cybersecurity program designed to protect and preserve the integrity of our information technology systems. We expect to continue to experience attempted cyberattacks of our IT systems or networks, through malware, ransomware, computer viruses, phishing attempts, social engineering and other means of unauthorized access; however, none of the attempted cyberattacks has had a material impact on our operations or financial condition to date. If a computer security breach or cyberattack affects our systems or results in the unauthorized release of proprietary or personally identifiable information, our reputation could be materially damaged, our customer confidence could be diminished, and our operations, including technical support for our devices, could be impaired. We would also be exposed to litigation and potential liability, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. Moreover, the costs to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful, resulting potentially in the theft, loss, destruction or corruption of information we store electronically, as well as unexpected interruptions, delays or cessation of service, any of which could cause harm to our business operations.

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

Artificial intelligence (“AI”) and agentic commerce could transform our industry and business model, and our failure to optimize these capabilities could adversely affect our competitive position.

We use, and may over time increase our use of, AI technologies, including generative AI and autonomous or agentic commerce tools, to support certain business functions, including administrative, customer service, finance, marketing, and operational activities. However, these technologies are rapidly developing and may not always perform as intended.

The increasing use of AI, including generative AI and autonomous or agentic commerce tools, may materially change how consumers identify, evaluate, specify, purchase, and manage furniture and workplace solutions. These technologies could alter client expectations, affect the role of dealers, designers, and digital channels, and change competitive dynamics in our industry. If competitors or other market participants adopt or optimize AI-enabled tools more quickly or effectively than we do, or if AI-enabled platforms disintermediate existing sales channels or influence purchasing decisions in ways that do not favor our brand, our sales, margins, and client relationships could be adversely affected.

AI algorithms and generative AI tools may also produce outputs that are inaccurate, biased, or deficient, which could result in operational inefficiencies, reputational harm, or adverse impacts on our clients and business partners. Any failure to effectively manage risks associated with AI, including risks related to third-party AI service providers, could result in increased costs or legal or regulatory exposure. Furthermore, the legal and regulatory landscape surrounding AI is rapidly evolving and remains uncertain. Compliance with new or emerging AI-related laws and regulations could require significant resources and could limit our ability to incorporate certain AI capabilities into our business. Any of these factors could adversely affect our business, financial condition, or results of operations.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Loss, corruption and misappropriation of data and information relating to customers could materially adversely affect our operations.

We have access to client information in the ordinary course of business. If a significant data breach occurred, the loss, disclosure or misappropriation of our business information may adversely affect our reputation, customer confidence may be diminished, or we may be subject to legal claims, or legal proceedings, including regulatory investigations and actions, which may lead to regulatory enforcement actions against us, and may materially adversely affect our business, operating results and financial condition.

Legal and Regulatory Risks

Global and local economic uncertainty may materially adversely affect our manufacturing operations or sources of merchandise and international operations.

Economic uncertainty, as well as other variations in global economic conditions such as fuel costs, wage inflation, global trade policies including tariffs, and currency fluctuations, may cause inconsistent and unpredictable consumer spending habits, while increasing our own input costs. These risks resulting from economic uncertainty could also severely disrupt our manufacturing operations, which could have a material adverse effect on our financial performance. We import approximately 25% of our finished goods and operate manufacturing plants in Mexico and Honduras and retail design centers in Canada. As a result, our ability to obtain adequate supplies or to control our costs may be adversely affected by events affecting global commerce, including natural disasters, public health crises, changes in international trade including tariffs, central bank actions, changes in the U.S. dollar versus other currencies, labor availability and cost, and other governmental policies of countries from which we operate our manufacturing facilities in as well as import from.

Changes in the U.S. trade and tax policy could materially adversely affect our business and results of operations.

Changes in the political environment in the U.S. may require us to modify our current business practices. During fiscal 2026, the U.S. took actions to increase tariffs at various rates, including on certain products imported from many countries and individualized higher tariffs on certain other countries. We are subject to risks relating to these increased tariffs on U.S. imports, and other changes affecting imports, as we manufacture components and finished goods in Mexico and Honduras and purchase components and finished goods manufactured in foreign countries. The enactment of these tariffs, along with the unpredictability of future tariffs, poses a risk to our business operations and may materially increase our costs and reduce our margins.

There continues to be significant uncertainty about the future relationship between the U.S. and other countries regarding such trade policies, treaties and tariffs. As such, we can make no assurances about the eventual impact on our consolidated operating results and business. However, based on information currently available to us, including current tariffs imposed on imports into the U.S., we expect incremental costs for our imported raw materials and finished goods. These higher costs are expected to impact our wholesale and consolidated margins and could lead to an increase in our retail selling prices, potentially reducing consumer demand and impacting our sales volume. We may not be able to fully or substantially mitigate the impact of tariffs, pass price increases on to our clients, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could negatively impact client sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations. Our inability to minimize the impact of tariffs on our raw material input costs, pass through price increases or find alternative sources for our raw materials, may have a material adverse impact on our sales volume, earnings and liquidity.

We believe our annual tariff cost exposure to be approximately $15.0 million and will continue to work to determine the potential impact of retaliatory responses thereto, if any, and mitigation plans. We will also monitor and may in the future consider to the extent available and appropriate, possible tariff refund claims via the process administered by U.S. Customs and Border Protection (“CBP”). Clients may also bring claims against us for tariff refunds whether or not we independently solicit refunds from CBP, all or any of which could adversely affect future results of operations.

For more information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, under the heading of “Duties and Tariffs Risks”, of this Annual Report on Form 10-K.

Our business may be materially adversely affected by changes to tax policies.

Changes in U.S. or international tax laws and regulations, such as those caused by the enactment of the One Big Beautiful Bill Act (“OBBBA”) in fiscal 2026, may have a material adverse effect on our business in the future or require us to modify our current business practices. In the ordinary course of business, we are subject to tax examinations by various governmental tax authorities. The global and diverse nature of our business means that there could be additional examinations by governmental tax authorities and the resolution of ongoing and other probable audits, which could impose a future risk to the results of our business.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Initiatives aimed at reducing the level of spending within the U.S. government may result in lower future revenues from our contract with the U.S. government.

Ethan Allen sells to the U.S. government both through GSA Multiple Award Schedule Contracts and through competitive bids. Total net sales to the U.S. government individually represented less than 5% of our consolidated net sales in fiscal 2026. The U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost reductions. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect our revenue, financial condition, and results of operations. These initiatives and changes may change the way U.S. government contracts are solicited, negotiated and managed.

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

The success of our business depends upon our ability to retain continued service of certain key personnel. We face risks related to loss of key personnel and any changes that may occur in key senior leadership executive positions. Any disruption in the services of our key personnel could make it more difficult to successfully operate our business and achieve business goals and could adversely affect our results of operation and financial condition. These changes could also increase the volatility of our stock price.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Actions of activist shareholders could be disruptive and potentially costly and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

Activist investors may attempt to effect changes in our strategic direction and how we are governed, or to acquire control over the Company. Activist investors have, and in the future, may commence campaigns seeking to influence us to take particular actions favored by the activist or gain representation on the Board of Directors, which could result in additional disruption and diversion of management’s attention. Some investors may seek to increase short-term shareholder value by advocating corporate actions, such as financial restructuring, increased borrowing, or even sales of assets or the entire Company. While we welcome opinions from all shareholders, activist campaigns that contest or we believe conflict with our strategic direction could have an adverse effect on our results of operations and financial condition, as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board of Directors and management from the pursuit of business strategies.

In addition, perceived uncertainties as to our future direction as a result of changes to how we are governed and/or operate may lead to the perception of a change in our business, as well as the perception of instability or lack of continuity, which may be exploited by our competitors, may cause concern to our current or potential clients, and may make it more difficult to attract and retain qualified personnel. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Governance

The Company’s Board of Directors, as a whole, has oversight responsibility for our strategic and operational risks. The Board of Directors regularly review and discuss with management the strategies, processes and controls pertaining to the management of our information technology operations, including updates on the internal and external cybersecurity threat landscape, incident response, assessment and training activities, and relevant legislative, regulatory, and technical developments. Our Vice President of Information Technology presents, at least annually, to the Board of Directors, an overview of our cybersecurity threat risk management and strategy as well as provides reports regarding the evolving cybersecurity landscape, including emerging risk. Our Vice President of Information Technology and other members of his team remain informed about cybersecurity threats through the reporting framework as described above under Cybersecurity Risk Management and Security – Cybersecurity incident response plan and testing.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

At June 30, 2026, we own and operate 11 manufacturing facilities located in the U.S., Mexico and Honduras and three national distribution centers in the U.S. There are 141 Company-operated retail design centers located in the U.S. and Canada, averaging approximately 13,700 square feet in size per location, of which 48 are owned and 93 leased with a weighted average remaining lease term of 5.2 years. We also own four and lease 13 retail home delivery centers located throughout North America that support our various retail design centers.

The following table sets forth the size of our properties, including both owned and leased locations (in thousands):

Properties Owned or Leased	Square Footage
Corporate Headquarters	144
Case Goods Manufacturing facilities	1,306
Upholstery Manufacturing facilities	1,362
National Distribution centers	1,175
Retail	2,784
Total	6,771

Design center activity and geographic distribution of our retail network for fiscal years ended June 30, 2026 and 2025, respectively, are as follows:

	Fiscal 2026			Fiscal 2025
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	45	142	187	45	142	187
New locations	2	4	6	3	4	7
Closures	(4)	(5)	(9)	(3)	(4)	(7)
Balance at June 30	43	141	184	45	142	187
Relocations (in new and closures)	1	3	4	2	2	5

Retail Design Center geographic locations:
United States	30	136	166	30	137	167
Canada	-	5	5	-	5	5
Middle East and Asia	12	-	12	14	-	14
Europe	1	-	1	1	-	1
Total	43	141	184	45	142	187

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information, Holders of Record, Dividends, Securities Authorized for Issuance and Stock Performance Graph

Market Information. Ethan Allen common stock is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “ETD”.

Holders of Record. As of August 27, 2026, there were 255 registered holders of record of Ethan Allen common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends. In August 2025 we paid a special cash dividend of $0.25 per share. In addition to the special cash dividend, we paid four regular quarterly cash dividends during fiscal 2026. Total cash dividends paid to shareholders during fiscal 2026 were $1.81 per share and totaled $46.3 million. Although we expect to continue to declare and pay quarterly cash dividends for the foreseeable future, the payment of future cash dividends (whether quarterly, special or otherwise) is within the discretion of our Board of Directors and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants with certain limitations on our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans. Refer to Part III of this Annual Report on Form 10-K.

Stock Performance Graph. The annual changes for the five-year period ended June 30, 2026, shown in the graph below, assumes an investment of $100 in our common stock, the S&P 500® Index and the Dow Jones U.S. Furnishings Index on June 30, 2021. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on June 30, 2026. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

Company/Index/Market	2021	2022	2023	2024	2025	2026
Ethan Allen Interiors Inc.	$100.00	$73.22	$102.46	$101.05	$100.91	$80.94
S&P 500 Index	$100.00	$88.08	$103.56	$127.06	$144.39	$174.51
Dow Jones U.S. Furnishings Index	$100.00	$71.48	$69.47	$64.15	$81.65	$94.15

(b)	Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during fiscal 2026.

(c)	Purchases of Equity Securities by the Issuer

The Company’s Board of Directors has authorized the repurchase of our outstanding common stock under our existing share repurchase program. During the three and twelve months ended June 30, 2026 the Company repurchased 250,000 shares of our common stock at an average price of $19.22 per share. At June 30, 2026, we had a remaining Board authorization to repurchase 1,757,364 shares of our common stock pursuant to the share repurchase program. In the future we may from time to time make repurchases in the open market and through privately negotiated transactions, subject to market conditions, including pursuant to our previously announced share repurchase program. There is no expiration date on the repurchase authorization.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table provides a month-to-month summary of the share repurchase activity during the three months ended June 30, 2026:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
April 2026	-	$-	-	2,007,364
May 2026	250,000	$19.22	-	1,757,364
June 2026	-	$-	-	1,757,364
Total	250,000	$19.22	-	1,757,364

(1)	Shares were purchased under our existing multi-year share repurchase program through a series of open market transactions.

In accordance with the Inflation Reduction Act of 2022, our fiscal 2026 share repurchases in excess of issuances are subject to a 1% excise tax. The excise tax is recognized as part of the cost basis of shares acquired in the consolidated statements of shareholders' equity for fiscal 2026 but is excluded from amounts presented above.

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At June 30, 2026, the Company operates 141 retail design centers, 136 located in the U.S. and five in Canada. Our independently operated design centers are located in the U.S., Asia, the Middle East and Europe. During fiscal 2026, we opened four new Company-operated design centers in Colorado Springs, Concord (Canada), San Diego and Vancouver.

We also own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and a kiln dry lumberyard in the U.S., three upholstery manufacturing plants in Mexico and one case goods manufacturing plant in Honduras. Approximately 75% of our furniture is manufactured in our North American plants. We also contract with various suppliers located in Europe, Asia and other countries to import products.

Ethan Allen focuses on the key areas of talent, service, marketing, technology and social responsibility. Our initiatives to introduce new products, run strong marketing campaigns, invest in our North American manufacturing, and maintain our logistics network throughout North America has positioned us well for sustained profitability and returning value to shareholders.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Foundation: Ethan Allen is rooted in our core values of quality, craftsmanship and personal service—values that have enabled us to navigate many economic and housing cycles. Through constant reinvention, including the evolution from a wholesale dealer business to a retail network, we have remained profitable each year since going public in 1993 and have built a differentiated enterprise supported by strong margins, disciplined management and consistent cash dividends. Vertically integrated from retail to manufacturing to logistics, we continue to craft 75% of our furniture in eleven North American manufacturing plants, supporting jobs, strengthening our supply chain and investing in quality.

Business Model. Our vertical integration is a competitive advantage for us. Our North American manufacturing and logistics operations are an integral part of an overall strategy to maximize production efficiencies and maintain this competitive advantage. Our business model is to focus on providing relevant product offerings, capitalizing on the personal service offered to our clients by our interior design professionals, leveraging the benefits of our vertical integration including a manufacturing presence in North America, investing in new technologies across our business, maintaining a strong logistics network, communicating our messages with strong marketing campaigns, and utilizing an omni-channel approach via our website, ethanallen.com. We aim to position Ethan Allen as the premier interior design destination and a preferred brand offering products of superior style, quality, and value to clients with a comprehensive, one-stop shopping solution for their home furnishing and interior design needs. We seek to constantly reinvent our projection and product offerings through a broad selection of products, designed to complement one another, reflecting current fashion trends in home furnishing.

Talent. At June 30, 2026, our employee count totaled 3,062, with 2,137 employees in our wholesale segment and 925 in our retail segment. Our employee count decreased 4.6% or 149 associates during fiscal 2026, with 47 fewer employees in retail and 102 fewer employees in wholesale. We continually look for opportunities to strengthen our teams while at the same time optimizing headcount through operational efficiencies.

Fiscal 2026 Financial Year in Review (1). Our financial performance during fiscal 2026 was highlighted by strong margins, positive operating cash flow and strong cash dividends supported by a robust balance sheet despite operating in a challenging macroeconomic environment. We were able to improve operating efficiency and run a leaner enterprise despite a reduction in our contract business and sluggish demand. Consolidated net sales of $579.5 million were down 5.7% compared to the prior year due to lower contract sales, a decline in delivered unit volume and fewer incoming orders which led to lower available backlog partially offset by a higher average ticket price. Our consolidated gross margin of 61.2% was higher than 60.5% in the prior year due to a change in sales mix, lower in-bound freight costs, reduced headcount and a higher average ticket price. Our operating margin was 7.8% compared to 10.1% in the prior year primarily due to deleveraging from lower consolidated net sales and higher tariffs partially offset by disciplined cost management and retail price increases. Diluted earnings per share of $1.56 was lower than $2.01 in the prior year due to fewer net sales and the impact of tariffs.

We remain debt-free with substantial liquidity and a robust balance sheet to support long-term growth. We generated $52.5 million in operating cash flow during fiscal 2026, which helped grow our total cash and investments to $187.5 million at June 30, 2026. We continued our history of returning capital to shareholders by paying four regular quarterly cash dividends of $0.39 per share and a special cash dividend of $0.25 per share, bringing the total amount of dividends paid to $46.3 million during fiscal 2026. As part of our capital allocation strategy, we also repurchased 250,000 shares of Company stock for $4.8 million during fiscal 2026. Inventory levels totaled $148.5 million at June 30, 2026, an increase of 5.4% since last year as new product introductions combined with price increases drove higher levels of on-hand inventory but improved in-stock inventory positions. Customer deposits from undelivered written orders totaled $62.7 million at June 30, 2026, down from $75.1 million a year ago as delivered sales outpaced incoming retail written orders. Our wholesale backlog was $44.3 million at June 30, 2026, a decrease of 9.3% due to a slowdown in orders and improved customer lead times.

(1)

Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of U.S. generally accepted accounting principles (“GAAP”) to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data).

	Fiscal Year Ended June 30,
	2026	% of Sales	% Chg	2025	% of Sales	% Chg	2024	% of Sales	% Chg
Net sales	$579.5	100.0%	(5.7%)	$614.6	100.0%	(4.9%)	$646.2	100.0%	(18.3%)
Gross profit	$354.8	61.2%	(4.7%)	$372.1	60.5%	(5.3%)	$393.1	60.8%	(18.2%)
Operating income	$45.0	7.8%	(27.4%)	$62.0	10.1%	(20.5%)	$78.0	12.1%	(43.2%)
Adjusted operating income(1)	$46.7	8.1%	(25.8%)	$62.9	10.2%	(19.3%)	$77.9	12.1%	(41.6%)
Net income	$39.9	6.9%	(22.7%)	$51.6	8.4%	(19.1%)	$63.8	9.9%	(39.7%)
Adjusted net income(1)	$41.1	7.1%	(21.4%)	$52.3	8.5%	(18.0%)	$63.8	9.9%	(38.1%)
Diluted EPS	$1.56		(22.4%)	$2.01		(19.3%)	$2.49		(39.7%)
Adjusted diluted EPS(1)	$1.61		(21.1%)	$2.04		(18.1%)	$2.49		(38.2%)
Cash flow from operating activities	$52.5		(14.9%)	$61.7		(23.1%)	$80.2		(20.3%)
Return on equity	8.6%			10.8%			13.4%
Wholesale written orders			(11.2%)			(3.2%)			(10.9%)
Retail written orders			(6.1%)			(1.5%)			(8.4%)

(1)	Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Results of Operations

For an understanding of the significant factors that influenced our financial performance in fiscal 2026 compared with fiscal 2025, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented under Item 8 in this Annual Report on Form 10-K. Refer to Results of Operations under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 22, 2025, for an analysis of the fiscal 2025 results as compared to fiscal 2024.

(in thousands)	Fiscal Year Ended June 30,
	2026	2025	% Change
Consolidated net sales	$579,487	$614,649	(5.7%)
Wholesale net sales	$330,695	$359,057	(7.9%)
Retail net sales	$511,195	$523,142	(2.3%)
Consolidated gross profit	$354,771	$372,121	(4.7%)
Consolidated gross margin	61.2%	60.5%

Net Sales

Consolidated net sales decreased $35.2 million or 5.7% in fiscal 2026 compared to the prior year due to lower contract sales, a decline in delivered unit volume and less available backlog from fewer incoming orders. The decline in consolidated net sales was partially offset by a higher average ticket price, new product introductions and incremental designer floor sample sales.

Wholesale net sales decreased $28.4 million or 7.9% in fiscal 2026 compared to the prior year primarily due to a decline in contract sales and sales to both our intersegment Company-operated design centers and independent U.S. retail network. Excluding intersegment sales to our retail segment, wholesale net sales decreased $23.2 million compared to the prior year. Our contract sales, including shipments to the GSA, decreased 56.0% primarily due to fewer incoming orders from the change in presidential administration in 2025 combined with the U.S. government shutdown, beginning in October 2025. Our wholesale international sales, which represented 0.9% of total wholesale net sales in fiscal 2026, decreased 43.6% primarily from reduced order volumes with China.

Wholesale written orders, which represent orders booked through all of our channels, were down 11.2% in fiscal 2026 compared to the prior year due to declines across all channels as macroeconomic uncertainty combined with lower traffic created near-term pressure. Contract orders were down 49.5% while our international retailers, including China, decreased 52.0%. However, during the just completed fourth quarter of fiscal 2026, incoming order volume from our contract business improved, increasing by 14.8% compared with a year ago. Orders from intersegment Company-operated design centers declined 6.5% and our independent U.S. retail network declined 7.4% during fiscal 2026. Wholesale backlog was $44.3 million at June 30, 2026, down 9.3% from a year ago due to lower contract and international business. Lower backlog levels led to improved customer lead times, including lowering the number of weeks of wholesale backlog compared with a year ago.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail net sales decreased $11.9 million or 2.3% in fiscal 2026 compared to the prior year due to lower delivered unit volumes and fewer written orders partially offset by increased designer floor sample sales and a higher average ticket price. Higher designer floor sample sales were driven by selling off discontinued floor product to make room for the new product launches that debuted in retail design centers during fiscal 2026. Sales in the U.S. were down 2.4% while sales from our Canadian design centers increased 2.3%.

Retail written orders declined 6.1% year over year due to lower demand and design center traffic combined with broader macroeconomic uncertainty including a stagnant housing market, elevated interest rates and global unrest. At June 30, 2026, there were 141 Company-operated design centers, including four new locations opened during fiscal 2026 within Colorado Springs, Concord (Canada), San Diego and Vancouver.

Gross Profit and Margin

Consolidated gross profit decreased $17.4 million or 4.7% in fiscal 2026 compared with the prior year due to lower consolidated net sales, the impact of incremental tariffs, lower clearance sale margins and higher manufacturing input costs partially offset by a change in sales mix, a higher average ticket price, lower headcount and reduced financing costs. Included within our fiscal 2026 consolidated gross profit was the recovery of $5.0 million in previously paid tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). These refunds reflect claims we submitted through the U.S. CBP refund system and represent substantially all of our previously paid IEEPA tariffs. Wholesale gross profit decreased 16.2% due to incremental tariffs, lower contract sales, a reduction in delivered unit volume and higher manufacturing input costs partially offset by lower in-bound freight and employee compensation. Retail gross profit decreased 4.6% primarily due to lowered delivered unit volume, lower clearance sale margins and a reduction in premier home delivery revenue partially offset a higher average ticket price and lower headcount.

Consolidated gross margin was 61.2%, a 70-basis point improvement over the prior year primarily due to a change in sales mix, lower in-bound freight costs, reduced headcount and a higher average ticket price. Our sales mix, which represents the percentage of retail sales compared to total consolidated sales, increased to 88.2% in fiscal 2026, up from 85.1% in the prior year due to lower contract sales. These benefits were partially offset by incremental tariffs, lower clearance sales margins, and deleveraging from fewer delivered sales. Wholesale gross margin decreased 310 basis points compared to the prior year due to incremental tariffs, lower contract sales and unfavorable manufacturing variances from lower production and higher input costs. Our retail gross margin decreased 120 basis points due to lower clearance sale margins and less premier home delivery revenue partially offset by a higher average ticket price from selective price increases and reduced financing costs.

Selling, General & Administrative (“SG&A”) Expenses

(in thousands)	Fiscal Year Ended June 30,
	2026	2025	% Change
SG&A expenses	$308,646	$309,790	(0.4%)
Restructuring and other impairment charges, net of gains	$1,109	$343	223.3%
Consolidated operating income	$45,016	$61,988	(27.4%)
Consolidated operating margin	7.8%	10.1%
Consolidated adjusted operating income(1)	$46,651	$62,895	(25.8%)
Consolidated adjusted operating margin(1)	8.1%	10.2%
Wholesale operating income	$28,644	$46,989	(39.0%)
Retail operating income	$6,667	$19,781	(66.3%)

(1)	Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of GAAP to adjusted key financial metrics.

SG&A expenses decreased $1.1 million or 0.4% in fiscal 2026 compared to the prior year primarily due to reduced variable expenses, strong cost control and lower headcount partially offset by incremental marketing and digital costs. When expressed as a percentage of sales, SG&A expenses were 53.3%, an increase from 50.4% in the prior year due to fixed cost deleveraging from lower delivered sales.

Consolidated selling expenses were down 1.3% during fiscal 2026. Wholesale selling expenses, which include our logistics operation, decreased 3.4% from a decline in distribution volume, reduced outbound freight and lower headcount partially offset by an increase in advertising expenses and digital and web-technology spend. Retail selling expenses were down 0.6% due to reduced delivery costs and designer variable compensation from lower delivered volume and less headcount partially offset by an increase in advertising expenses.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Our consolidated advertising expenses during fiscal 2026 totaled $19.5 million, or 3.4% of consolidated net sales in fiscal 2026, up from 2.9% in the prior year. The increased marketing spend was driven by investments across digital channels, including paid search and paid social as well as higher direct mail and trade campaign costs, to support customer acquisition, client engagement and retention. Our marketing investments are disciplined and multi-faceted, with continued focus on enhancing an omni-channel strategy, including our digital footprint, with the goal of strengthening brand awareness and positioning, and creating a more seamless connection between online engagement and in-design-center client experiences.

Consolidated general and administrative expenses during fiscal 2026 were up 0.8% compared to the prior year primarily due to higher occupancy and employee benefit costs partially offset by lower headcount. Wholesale general and administrative expenses were 0.7% higher than a year ago due to higher employee benefit costs partially offset by lower incremental incentive compensation and costs to support our contract business. Retail general and administrative expenses increased by 0.8% from incremental occupancy costs associated with newly added design centers partially offset by reduced headcount. Compared to a year ago, our consolidated headcount is down 4.6%, including 4.6% lower at Wholesale and 4.8% less at Retail.

Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains during fiscal 2026 totaled $1.1 million compared with $0.3 million in the prior year. Included in the current year was $1.5 million from early lease termination fees associated with the closing of two retail design centers during fiscal 2026.

Consolidated Operating Income

Consolidated operating income for fiscal 2026 was $45.0 million compared with $62.0 million last year. As a percentage of consolidated net sales, consolidated operating income for fiscal 2026 was 7.8%, compared with 10.1% in the prior year. Adjusted operating income was $46.7 million, or 8.1% of net sales compared with $62.9 million, or 10.2% of net sales in the prior year. Reduced operating income during fiscal 2026 was primarily driven by lower contract sales, incremental tariffs, additional marketing spend, delivering out increased promotional activity and higher employee benefit costs partially offset by a higher average retail ticket price, lower variable costs and reduced headcount.

Wholesale operating income for fiscal 2026 was $28.6 million compared with $47.0 million in the prior year. As a percentage of wholesale net sales, wholesale operating income was 8.7% compared with 13.1% in the prior year. The decrease in wholesale operating income and related operated margin was primarily from the decrease in contract sales and incremental tariffs. Based on current operating levels, we estimate our annual tariff exposure to be approximately $15.0 million.

Retail operating income for fiscal 2026 was $6.7 million compared with $19.8 million in the prior year. As a percentage of retail net sales, retail operating income for fiscal 2026 was 1.3% compared with 3.8% in the prior year. The decrease in retail operating income and related operating margin was due to lower retail net sales, a decrease in retail gross margin and higher occupancy costs partially offset by reduced variable costs from lower net sales and less headcount.

Other Income (Expense)

(in thousands)	Fiscal Year Ended June 30,
	2026	2025	% Change
Interest and other income, net	$8,388	$7,275	15.3%
Interest and other financing costs	$227	$243	(6.6%)

Interest and other income, net includes interest income on investments, foreign currency gains or losses and other income (expense) incurred outside our normal course of business. Interest and other income, net increased 15.3% due to a contract termination fee received during the first quarter of fiscal 2026 from our former private label credit card provider. This income was partially offset by lower interest income from reduced available investments and lower interest rates.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Income Taxes, Net Income and Diluted Earnings per Share (“EPS”)

(in thousands)	Fiscal Year Ended June 30,
	2026	2025	% Change
Income tax expense	$13,294	$17,424	(23.7%)
Effective tax rate	25.0%	25.2%
Net income	$39,883	$51,596	(22.7%)
Adjusted net income(1)	$41,104	$52,271	(21.4%)
Diluted EPS	$1.56	$2.01	(22.4%)
Adjusted diluted EPS(1)	$1.61	$2.04	(21.1%)

(1)	Refer to the Regulation G Reconciliation of Non-GAAP Financial Measures section within this MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Income Tax Expense

Income tax expense for fiscal 2026 decreased $4.1 million or 23.7% compared with the prior year due to the $15.8 million or 23.0% decrease in income before income taxes. Our effective tax rate for fiscal 2026 was 25.0% compared with 25.2% in the prior year. Our fiscal 2026 effective tax rate of 25.0% varies from the 21% federal statutory rate primarily due to state taxes.

Net Income and Diluted EPS

Net income in fiscal 2026 was $39.9 million compared with $51.6 million in the prior year. Adjusted net income was $41.1 million, a decrease of 21.4% compared with $52.3 million in the prior year. The decrease in net income was driven by the $35.2 million reduction in consolidated net sales partially offset by improved consolidated gross margin and lower SG&A expenses.

Diluted EPS for fiscal 2026 was $1.56 compared to $2.01 per diluted share in the prior year. Adjusted diluted EPS was $1.61, down 21.1% compared with the prior year primarily due to deleveraging from lower delivered net sales partially offset by improved consolidated gross margin and lower SG&A expenses.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following tables below provide a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures.

(in thousands, except per share amounts)	Fiscal Year Ended June 30,
	2026	2025	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$45,016	$61,988	(27.4%)
Adjustments (pre-tax) *	1,635	907
Adjusted operating income *	$46,651	$62,895	(25.8%)

Consolidated Net sales	$579,487	$614,649	(5.7%)
GAAP Operating margin	7.8%	10.1%
Adjusted operating margin *	8.1%	10.2%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$39,883	$51,596	(22.7%)
Adjustments, net of tax *	1,221	675
Adjusted net income	$41,104	$52,271	(21.4%)
Diluted weighted average common shares	25,584	25,634
GAAP Diluted EPS	$1.56	$2.01	(22.4%)
Adjusted diluted EPS *	$1.61	$2.04	(21.1%)

* Adjustments to reported GAAP financial measures including operating income and margin, net income, and diluted EPS have been adjusted by the following:

(in thousands)	Fiscal Year Ended June 30,
	2026	2025
Lease exit costs(1)	$1,471	$-
Beecher Falls, Vermont fire, net of insurance recoveries(1)	(909)	100
Retail design center flood loss, net of insurance recoveries(1)	(829)	-
Impairment of long-lived assets (retail design centers)(1)	449
Severance and other charges(1)	927	243
Other non-restructuring charges	526	564
Adjustments to operating income	1,635	907
Related income tax effects on non-recurring items(2)	(414)	(232)
Adjustments to net income	$1,221	$675

(1)

Refer to Note 11, Restructuring and Other Charges, Net of Gains, of the notes to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for additional information regarding these adjustments.

(2)	Calculated using the marginal tax rate for each period presented.

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash generated from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term requirements and contractual obligations and fulfill other cash requirements for day-to-day operations for at least the next twelve months, as well as to meet long-term liquidity requirements and contractual obligations, finance our long-term growth plans, invest in capital expenditures and pay dividends for the foreseeable future. We are committed to monitoring our liquidity.

The following table illustrates the main components of our available liquidity.

(in thousands)	June 30,
	2026	2025

Cash and cash equivalents	$73,628	$76,178
Investments, short-term	59,622	59,955
Investments, long-term (1)	54,244	60,030
Availability under existing credit facility	121,202	120,952
Total available liquidity	$308,696	$317,115

(1)	Our long-term investments in U.S. Treasury notes are classified as non-current as they have stated maturities greater than one year.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At both June 30, 2026 and 2025, we had working capital of $157.1 million and a current ratio of 2.06 at June 30, 2026, comparable to 2.03 a year ago. Our non-U.S. subsidiaries held $6.4 million in cash and cash equivalents at June 30, 2026, which we have determined to be permanently reinvested.

Summary of Cash Flows

At June 30, 2026, we held cash and cash equivalents of $73.6 million compared with $76.2 million at June 30, 2025. Cash and cash equivalents aggregated to 10.2% of our total assets at June 30, 2026, compared with 10.3% a year ago.

In addition to cash and cash equivalents of $73.6 million, we had aggregated investments of $113.9 million at June 30, 2026 compared with $120.0 million at June 30, 2025. Our investments at June 30, 2026 are within U.S. Treasury bills and notes, which we expect will further enhance our returns on excess cash. Our U.S. Treasury bills with maturities of less than one year totaled $59.6 million while our U.S. Treasury notes with maturities ranging between one and two years totaled $54.2 million.

We believe our cash, cash equivalents and investments are available to meet short-term liquidity needs.

Our cash, cash equivalents and restricted cash decreased $3.3 million during fiscal 2026 primarily due to $46.3 million in cash dividends paid, capital expenditures of $11.0 million and share repurchases of $4.8 million partially offset by $52.5 million in net cash provided by operating activities and $5.0 million of proceeds from sales of investments, net of purchases.

The following table illustrates the main components of our cash flows during each of the last three fiscal years.

(in millions)	Fiscal Year Ended June 30,
	2026	2025	2024
Operating activities
Net income	$39.9	$51.6	$63.8
Non-cash operating lease cost	32.9	32.7	32.0
Restructuring and other charges, net of gains	1.1	0.3	(0.1)
Payments on restructuring and other charges	(4.0)	(0.8)	(2.6)
Depreciation and amortization	15.2	15.5	16.0
Proceeds from insurance recoveries	2.2	0.2	1.6
Other non-cash items	2.9	1.6	1.2
Changes in operating assets and liabilities	(37.7)	(39.4)	(31.7)
Total provided by operating activities	$52.5	$61.7	$80.2

Investing activities
Capital expenditures	$(11.0)	$(11.3)	$(9.6)
Proceeds from sales of investments, net of purchases	5.0	8.9	(10.4)
Proceeds from insurance recoveries	3.2	-	-
Total used in investing activities	$(2.8)	$(2.4)	$(20.0)

Financing activities
Taxes paid related to net share settlement of equity awards	$(1.8)	$(2.2)	$(2.1)
Payment of cash dividends	(46.3)	(50.1)	(50.3)
Repurchases of common stock	(4.8)	-	-
Proceeds from employee stock plans	-	-	0.5
Payments on financing leases and other	(0.4)	(0.3)	(0.4)
Total used in financing activities	$(53.3)	$(52.6)	$(52.3)

Cash Provided by Operating Activities

During fiscal 2026, we generated $52.5 million in net cash provided by operating activities, primarily attributable to net income, adjusted for non-cash items, and insurance recoveries partially offset by unfavorable working capital changes. Our fiscal 2026 operating cash flow of $52.5 million was lower than $61.7 million generated in the prior year due to lower net income and incremental restructuring payments partially offset by $2.2 million in insurance recoveries. Restructuring payments made during fiscal 2026 of $4.0 million were primarily for cleanup of damage caused from the Beecher Falls fire, retail lease exit costs, employee severance and other restructuring matters. Working capital changes during fiscal 2026 were from increased inventory carrying levels along with a reduction in customer deposits. Higher levels of on-hand inventory reflect new product introductions combined with price increases.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash Used in Investing Activities

Cash used in investing activities was $2.8 million during fiscal 2026, compared with $2.4 million in the prior year. During fiscal 2026, we had $5.0 million of net proceeds received from sales of investments, which related to $59.8 million of U.S. Treasuries that matured and were subsequently reinvested for $54.8 million. In the prior year, we had $8.9 million of net proceeds received from sales of investments, which related to $94.1 million of U.S. Treasuries that matured during the year and the subsequent reinvestment of $85.2 million. Capital expenditures during fiscal 2026 were $11.0 million compared with $11.3 million in the prior year. Our cash used in investing activities during fiscal 2026 of $2.8 million was net of $3.2 million in insurance proceeds received, including $1.2 related to the reconstruction of an outbuilding at our Beecher Falls sawmill and $2.0 million for the reimbursement of a flood-damaged retail design center.

Cash Used in Financing Activities

Cash used in financing activities was $53.3 million during fiscal 2026 compared with $52.6 million in the prior year. Total dividends paid were $46.3 million, a decrease from $50.1 million paid a year ago due to the reduction in the special cash dividend paid, which went from $0.40 per share last year to $0.25 per share in fiscal 2026. We repurchased 250,000 shares under our existing share repurchase program during fiscal 2026 at an average price of $19.22 per share for a total cash outflow of $4.8 million. In addition, during fiscal 2026, a total of 62,267 shares valued at $1.8 million were repurchased from employees to satisfy their withholding tax obligations upon vesting of stock-based awards. This compared to $2.2 million repurchased for similar withholding tax obligations in the prior year.

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At June 30, 2026 we did not have any restricted cash compared with $0.8 million in the prior year, which related to the Ethan Allen insurance captive.

Exchange Rate Changes

Due to changes in foreign currency exchange rates, namely the Mexican Peso, Canadian Dollar and Honduran Lempira against the U.S. Dollar, our cash and cash equivalents were impacted by $0.3 million during fiscal 2026 compared with less than $0.1 million in the prior year. These changes had an immaterial impact on our cash balances held in Mexico, Canada and Honduras.

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. As of June 30, 2026, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants, and had borrowing availability of $121.2 million of the $125.0 million credit commitment. See Note 12, Credit Agreement, to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K, for a further description of the Credit Agreement.

Letters of Credit. At June 30, 2026 we held $3.8 million in standby letters of credit outstanding under the Facility compared to $4.0 million in the prior year.

Uses of Liquidity

Capital Expenditures. Capital expenditures during fiscal 2026 totaled $11.0 million compared with $11.3 million in the prior year. Current year capital expenditures were primarily for new retail design centers and remodels, reconstruction of our Beecher Falls outbuilding, additional manufacturing equipment and investments in technology. Four new Company-operated design centers located in Colorado Springs, Concord (Canada), San Diego and Vancouver were opened during fiscal 2026. We expect capital expenditures to be in the range of $12 million to $14 million for fiscal 2027, with continued spending on new design centers and manufacturing-related investments.

We have no material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures at least for the next twelve months and foreseeable future.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Dividends. Our Board has the sole authority to determine if and when we will declare future dividends and on what terms. We have a strong history of returning capital to shareholders and continued this practice during fiscal 2026 as the following actions were taken pertaining to dividends.

●	On July 29, 2025, our Board declared a $0.25 per share special cash dividend in addition to our regular quarterly cash dividend of $0.39 per share, both paid on August 28, 2025

●	On October 28, 2025, our Board declared a regular quarterly cash dividend of $0.39 per share, which was paid on November 26, 2025

●	On January 27, 2026, our Board declared a regular quarterly cash dividend of $0.39 per share, which was paid on February 25, 2026

●	On April 28, 2026, our Board declared a regular quarterly cash dividend of $0.39 per share, which was paid on May 27, 2026

During fiscal 2026 we paid a total of $1.81 per share in cash dividends, for an aggregate total of $46.3 million. This included the special dividend of $6.4 million paid on August 28, 2025. In the prior year, total dividends paid were $50.1 million, including a special cash dividend of $10.2 million. We have returned $767.6 million to shareholders since our initial public offering in 1993. Payment of regular quarterly cash dividends plus special dividends reflect our confidence in cash generation, our debt-free balance sheet and long-term strategy, and reinforces the Board’s focus on delivering value to all shareholders.

We have paid a special cash dividend each of the past five years and paid an annual cash dividend every year since 1996. Although we expect to continue to declare and pay quarterly cash dividends for the foreseeable future, the payment of future cash dividends (whether quarterly, special or otherwise) is within the discretion of our Board and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants with certain limitations on our ability to pay dividends.

Share Repurchase Program. We repurchased 250,000 shares under our existing multi-year share repurchase program at an average price of $19.22 per share during fiscal 2026. There were no share repurchases under the program in fiscal 2025. At June 30, 2026, we had a remaining Board authorization to repurchase 1,757,364 shares of our common stock pursuant to our share repurchase program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations

Fluctuations in our operating results, levels of inventory, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax and other material payments, the rate of written orders and net sales, levels of customer deposits, as well as capital expenditures will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. At June 30, 2026, we had total contractual obligations of $183.1 million, comparable to $182.8 million a year ago.

Our material cash requirements for our contractual obligations at June 30, 2026 were as follows:

●

Lease Obligations. We lease real estate for both retail design centers and home delivery centers and also have equipment leases for certain equipment. At June 30, 2026, we had undiscounted operating and finance lease obligations of $140.8 million and $0.3 million, respectively, with $33.3 million and $0.3 million payable within the next 12 months, respectively. For more information, see Note 6, Leases, in the notes to consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

●

Open Purchase Orders. We had purchase obligations, defined as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased, of $22.5 million at June 30, 2026, comparable to $21.0 million in the prior year. Our purchase obligations at June 30, 2026, all payable within 12 months, related to purchase orders for the procurement of selected finished goods sourced from third-party suppliers as well as lumber, fabric, leather and other raw materials used in our manufacturing. The increase in open purchase orders during fiscal 2026 was driven by vendor price increases and the timing of purchase requisitions and payments.

●

Long-term Debt. We had no outstanding borrowings under our revolving credit facility at June 30, 2026 and 2025, respectively. For more information, see Note 12, Credit Agreement, in the notes to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

●

Other Purchase Obligations. Other purchase commitments for services such as software, web development, financial and accounting services, insurance, telecommunication and other maintenance contracts was $19.5 million at June 30, 2026, an increase compared with $14.8 million in the prior year primarily due to increased investments in enterprise resource planning technology and cybersecurity protection software and services.

For a discussion of our liquidity and capital resources and our cash flow activities for the fiscal year ended June 30, 2025, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 22, 2025.

Other Arrangements

We do not utilize or employ any other arrangements in operating our business. As such, we do not maintain any retained or contingent interests, derivative instruments or variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

Product Warranties. At June 30, 2026 our product warranty liability totaled $0.8 million compared to $1.0 million in the prior year. Our products, including case goods, upholstery and home accents, generally carry explicit product warranties and are provided based on terms that are generally accepted in the industry. All our domestic independent retailers are required to enter into and perform in accordance with the terms and conditions of a warranty service agreement. We record provisions for estimated warranty and other related costs at time of sale based on historical warranty loss experience and make periodic adjustments to those provisions to reflect actual experience.

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

The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2026 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required. In performing the qualitative assessment, we considered such factors as macroeconomic conditions, industry and market conditions in which we operate, including the competitive environment and any significant changes in demand. We also considered our stock price both in absolute terms and in relation to peer companies.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2026 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required. Qualitative factors reviewed included a review for significant adverse changes in client demand or business climate that could affect the value of the asset, a product recall or an adverse action or assessment by a regulator.

Inventories

Inventories (finished goods, work in process and raw materials) are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, labor and manufacturing overhead costs). At June 30, 2026 our inventory reserves totaled $1.5 million, which we estimate for excess quantities and obsolete items based on specific identification and historical write-downs, taking into account future demand and market conditions. Our inventory reserves contain uncertainties that require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. We adjust our inventory reserves for net realizable value and obsolescence based on trends, aging reports, specific identification and estimates of future retail sales prices. If actual demand or market conditions change from our prior estimates, we adjust our inventory reserves accordingly throughout the period. We have not made any material changes to our assumptions included in the calculations of the lower of cost or net realizable value reserves during the periods presented.

Income Taxes

We are subject to income taxes in the U.S. and other foreign jurisdictions. Our effective tax rate for fiscal 2026 was 25.0% compared with 25.2% in the prior year. Our tax provision is an estimate based on our understanding of laws in Federal, State and Foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business, including ours. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

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

The Company evaluates, on a quarterly basis, uncertain tax positions taken or expected to be taken on tax returns for recognition, measurement, presentation, and disclosure in its financial statements. If an income tax position exceeds a 50% probability of success upon tax audit, based solely on the technical merits of the position, the Company recognizes an income tax benefit in its financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The liability associated with an unrecognized tax benefit is classified as a long-term liability except for the amount for which a cash payment is expected to be made or tax positions settled within one year. As of June 30, 2026, we had gross unrecognized tax benefits totaling $3.8 million, down from $3.9 million in the year ago period.

Business Insurance Reserves

We have insurance programs in place for workers’ compensation and healthcare under certain employee benefit plans provided by the Company. The programs, which are funded through self-insured retention, are subject to stop-loss limitations. We accrue estimated losses using actuarial models and assumptions based on historical loss experience. At June 30, 2026, we recorded a liability of $1.5 million for incurred but not reported healthcare claims and $5.0 million related to workers’ compensation claims. These business insurance reserves are recorded within Accrued compensation and benefits on our consolidated balance sheets. Although we believe that the reserves are adequate, the estimates are based on historical experience, which may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate reserves are based on numerous assumptions, some of which are subjective. We adjust insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

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

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. While we had no fixed or variable rate borrowings outstanding at June 30, 2026, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the Secured Overnight Financing Rate (“SOFR”). Based on our current and expected levels of exposed liabilities, we estimate that a hypothetical 100 basis point change (up or down) in interest rates based on one-month SOFR would not have a material impact on our results of operations and financial condition.

Cash and Cash Equivalents and Investments

The fair market value of our cash and cash equivalents at June 30, 2026 was $73.6 million while our investments (current and non-current) totaled $113.9 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of U.S. Treasuries with maturities ranging up to two years and are reported at fair value based on observable inputs. Our primary objective for holding available-for-sale securities is to achieve appropriate investment returns consistent with preserving principal and managing risk. Pursuant to our established investment policy guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our available-for-sale securities portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our investment portfolio. However, because of our investment policy and the nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents and investments have been materially impacted by current market events. Our available-for-sale securities are held for purposes other than trading and are not leveraged at June 30, 2026. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents and investments will continue to be immaterially affected by fluctuations in interest rates.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

A hypothetical 10% weaker U.S. dollar against all foreign currencies at June 30, 2026 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and we have no intention of doing so in the foreseeable future.

Duties and Tariffs Risk

Volatility and uncertainty within the global tariff environment is an ongoing market risk. Since the beginning of 2025, the U.S. government has announced several different tariff measures and regimes. On February 20, 2026, the U.S. Supreme Court invalidated certain tariffs imposed under IEEPA during 2025. Shortly thereafter, the U.S. government introduced a new 10% global import tariff under Section 122 of the Trade Act of 1974, which expired 150 days after enactment. On July 24, 2026, new tariffs ranging between 10% and 12.5% under Section 301 of the Trade Act of 1974 became effective and replaced the previously issued 10% global tariffs imposed under Section 122. Other tariffs imposed include those under Section 232 of the Trade Expansion Act of 1962 as well as under Section 301 of the Trade Act of 1974.

We are exposed to risk with respect to these tariffs assessed on raw materials, component parts, upholstered wooden furniture and finished goods we import into the U.S. We are also subject to risks relating to other changes affecting imports, as we manufacture components and finished goods in Mexico and Honduras. Tariffs made effective in October 2025 under Section 232 have resulted in upholstered wood products produced and exported out of our Mexican manufacturing facilities being subject to a 25% tariff when entering the U.S. Our case goods products produced and exported out of our Honduras facility are currently subject to a 10% tariff made effective in February 2026 under Section 122 (which expired on July 24, 2026 and was subsequently replaced with a 10% tariff under Section 301 effective July 24, 2026). With regards to our imported finished goods and raw materials, our exposure is primarily concentrated on imported case goods from Indonesia, select fabrics from Asia and imported home accent products, consisting mostly of lighting from China and area rugs from India, which are currently subject to a 10% tariff.

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

Based on current operating levels, we estimate our annual tariff exposure to be approximately $15.0 million. Ongoing geopolitical dynamics may result in additional tariffs being imposed in the future. Should duties rise or additional tariffs be enacted, we will evaluate whether additional retail price increases to help offset these incremental costs are warranted. We also believe our focus on manufacturing in North America (which represents approximately 75% of the furniture we sell) provides us with a strategic advantage to mitigate the impact of higher tariffs. By controlling more aspects of the production process within North America, we believe we will likely be able to mitigate some of our vulnerability to disruptions and cost increases associated with importing materials and finished goods from regions affected by tariff-related volatility.

Our inability to minimize the impact of tariffs on our raw material input costs, pass through price increases or find alternative sources for our raw materials, may have a material adverse impact on future earnings and liquidity. As such, we can make no assurances about the long-term impact on our consolidated operating results and business. For more information, see Item 1A. Risk Factors, under the heading of “Legal and Regulatory Risks”, of this Annual Report on Form 10-K.

Raw Materials and other Commodity Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, fabric and foam products. The cost of foam products, which are petroleum-based, is sensitive to changes in the price of crude oil. We are also exposed to risk with respect to transportation costs, including shipping container and fuel prices, for receiving, shipping and delivering our products. Should commodity prices and transportation costs rise, we will determine whether a retail price increase to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

Inflation Risk

Our results of operations and financial condition are presented based on historical cost. We believe any material inflationary impact on our product and operating costs would be partially offset by our ability to increase retail selling prices. We have been able to reduce certain manufacturing input costs by identifying lower cost alternatives in raw materials, reposition our retail design centers and implement operational efficiencies, including lower headcount, which have helped to minimize the impact of inflation.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Commercial Real Estate Market Risk

We have exposure to market risk related to conditions in the commercial real estate market. At June 30, 2026, there were 141 Company-operated retail design centers, of which 48 are owned and 93 leased. Our retail real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased properties. At June 30, 2026, the unamortized balance of such right-of-use assets totaled $107.7 million. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right-of-use asset in excess of its carrying value.

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

In addition, our consolidated financial statements as of June 30, 2026 and 2025 and for each of the years in the three-year period ended June 30, 2026, and the related notes, have been audited by CohnReznick LLP, an independent registered public accounting firm, whose report also appears in this Annual Report on Form 10-K.

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

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. The effectiveness of our internal control over financial reporting as of June 30, 2026 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ethan Allen Interiors Inc.

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ethan Allen Interiors Inc. and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). We have also audited the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of impairment of retail design center long-lived assets, including right-of-use lease assets (Note 3 to the consolidated financial statements)

The Company reviews the carrying value of retail design center long-lived assets, which includes the right-of-use lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. If the sum of the estimated undiscounted future cash flows related to the asset is less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value. As discussed in Note 3 to the consolidated financial statements, as of June 30, 2026, Property, plant and equipment, net, was $210.2 million and the Operating lease right-of-use assets were $109.2 million. During the year ended June 30, 2026, the Company recognized impairment charges totaling $0.4 million related to two design centers. These impairments were driven by negative cash flows and the inability to recover carrying values through undiscounted future cash flows, which indicated that the carrying values of the associated asset groups were not recoverable.

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

●	We evaluated management’s significant accounting policies related to the consideration of impairment for long-lived assets for reasonableness.

●	We evaluated the reasonableness of the underlying data used in management’s impairment analysis and management’s conclusions on the impairment charges recorded during the year ended June 30, 2026.

We have served as the Company’s auditor since 2022.

/s/ CohnReznick LLP

New York, New York
September 3, 2026

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$73,628	$76,178
Investments, short-term	59,622	59,955
Accounts receivable, net	4,386	6,066
Inventories, net	148,463	140,893
Prepaid expenses and other current assets	19,354	26,841
Total current assets	305,453	309,933

Property, plant and equipment, net	205,651	210,238
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	107,710	109,173
Deferred income taxes	144	369
Investments, long-term	54,244	60,030
Other assets	1,343	2,228
TOTAL ASSETS	$719,673	$737,099

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$30,120	$22,137
Customer deposits	62,730	75,068
Accrued compensation and benefits	22,876	23,625
Current operating lease liabilities	26,910	27,403
Other current liabilities	5,728	4,618
Total current liabilities	148,364	152,851
Operating lease liabilities, long-term	93,463	96,263
Deferred income taxes	2,359	2,054
Other long-term liabilities	4,026	3,662
TOTAL LIABILITIES	$248,212	$254,830

Commitments and contingencies (See Note 20)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	$-	$-
Common stock, $0.01 par value; 150,000 shares authorized; 49,717 and 49,640 shares issued; 25,196 and 25,432 shares outstanding at June 30, 2026 and 2025, respectively	497	496
Additional paid-in-capital	390,879	389,672
Treasury stock, at cost: 24,521 and 24,208 shares at June 30, 2026 and 2025, respectively	(693,697)	(687,003)
Retained earnings	778,478	784,878
Accumulated other comprehensive loss	(4,611)	(5,688)
Total Ethan Allen Interiors Inc. shareholders' equity	471,546	482,355
Noncontrolling interests	(85)	(86)
TOTAL SHAREHOLDERS' EQUITY	471,461	482,269
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$719,673	$737,099

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	Fiscal Year Ended June 30,
	2026	2025	2024
Net sales	$579,487	$614,649	$646,221
Cost of sales	224,716	242,528	253,159
Gross profit	354,771	372,121	393,062

Selling, general and administrative expenses	308,646	309,790	315,148
Restructuring and other charges, net of gains	1,109	343	(77)
Operating income	45,016	61,988	77,991

Interest and other income, net	8,388	7,275	7,700
Interest and other financing costs	227	243	245
Income before income taxes	53,177	69,020	85,446

Income tax expense	13,294	17,424	21,630
Net income	$39,883	$51,596	$63,816

Per share data
Basic earnings per common share
Net income per basic share	$1.56	$2.02	$2.50
Basic weighted average common shares	25,539	25,554	25,525

Diluted earnings per common share
Net income per diluted share	$1.56	$2.01	$2.49
Diluted weighted average common shares	25,584	25,634	25,644

Comprehensive income
Net income	$39,883	$51,596	$63,816
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,564	(678)	(1,866)
Other	(486)	(843)	420
Other comprehensive income (loss), net of tax	1,078	(1,521)	(1,446)
Comprehensive income	$40,961	$50,075	$62,370

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended June 30,
	2026	2025	2024
Cash Flows from Operating Activities
Net income	$39,883	$51,596	$63,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,244	15,523	15,956
Stock-based compensation expense	1,207	1,527	1,450
Non-cash operating lease cost	32,884	32,748	31,959
Deferred income taxes	530	(525)	(205)
Restructuring and other charges, net of gains	1,109	343	(77)
Payments on restructuring and other charges	(3,988)	(816)	(2,617)
Loss on disposal of property, plant and equipment	142	60	76
Proceeds from insurance recoveries	2,172	212	1,598
Other	973	438	(115)
Changes in operating assets and liabilities:
Accounts receivable, net	1,680	700	4,811
Inventories, net	(8,435)	1,116	6,194
Prepaid expenses and other current assets	8,102	(5,999)	(869)
Customer deposits	(12,338)	1,597	(4,294)
Accounts payable and accrued expenses	6,655	(5,204)	(1,732)
Accrued compensation and benefits	(749)	2,917	(2,833)
Operating lease liabilities	(34,695)	(34,450)	(32,981)
Other assets and liabilities	2,101	(87)	58
Net cash provided by operating activities	52,477	61,696	80,195

Cash Flows from Investing Activities
Capital expenditures	(11,041)	(11,268)	(9,606)
Proceeds from sales of investments	59,812	94,136	124,477
Purchases of investments	(54,816)	(85,225)	(134,911)
Proceeds from sales of property, plant and equipment	-	-	49
Proceeds from insurance recoveries	3,225	-	-
Net cash used in investing activities	(2,820)	(2,357)	(19,991)

Cash Flows from Financing Activities
Payment of cash dividends	(46,283)	(50,084)	(50,269)
Proceeds from employee stock plans	-	43	509
Taxes paid related to net share settlement of equity awards	(1,846)	(2,207)	(2,150)
Repurchases of common stock	(4,804)	-	-
Payments on financing leases and other	(371)	(351)	(421)
Net cash used in financing activities	(53,304)	(52,599)	(52,331)

Effect of exchange rate changes on cash and cash equivalents	320	(1)	(279)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,327)	6,739	7,594
Cash, cash equivalents and restricted cash at beginning of year	76,955	70,216	62,622
Cash, cash equivalents and restricted cash at end of year	$73,628	$76,955	$70,216

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2023	49,426	$494	$386,146	24,070	$(682,646)	$(2,785)	$769,819	$(22)	$471,006
Net income	-	-	-	-	-	-	63,816	-	63,816
Common stock issued on share-based awards	20	-	509	-	-	-	-	-	509
Stock-based compensation expense	-	-	1,450	-	-	-	-	-	1,450
Restricted and performance stock unit vesting	104	1	(1)	68	(2,150)	-	-	-	(2,150)
Cash dividends declared and paid	-	-	-	-	-	-	(50,269)	-	(50,269)
Other comprehensive (loss) income	-	-	-	-	-	(1,404)	-	(42)	(1,446)
Balance at June 30, 2024	49,550	$495	$388,104	24,138	$(684,796)	$(4,189)	$783,366	$(64)	$482,916
Net income	-	-	-	-	-	-	51,596	-	51,596
Common stock issued on share-based awards	2	-	43	-	-	-	-	-	43
Stock-based compensation expense	-	-	1,527	-	-	-	-	-	1,527
Restricted and performance stock unit vesting	88	1	(2)	70	(2,207)	-	-	-	(2,208)
Cash dividends declared and paid	-	-	-	-	-	-	(50,084)	-	(50,084)
Other comprehensive (loss) income	-	-	-	-	-	(1,499)	-	(22)	(1,521)
Balance at June 30, 2025	49,640	$496	$389,672	24,208	$(687,003)	$(5,688)	$784,878	$(86)	$482,269
Net income	-	-	-	-	-	-	39,883	-	39,883
Stock-based compensation expense	-	-	1,207	-	-	-	-	-	1,207
Restricted and performance stock unit vesting	77	1	-	63	(1,846)	-	-	-	(1,845)
Repurchases of common stock	-	-	-	250	(4,848)	-	-	-	(4,848)
Cash dividends declared and paid	-	-	-	-	-	-	(46,283)	-	(46,283)
Other comprehensive (loss) income	-	-	-	-	-	1,077	-	1	1,078
Balance at June 30, 2026	49,717	$497	$390,879	24,521	$(693,697)	$(4,611)	$778,478	$(85)	$471,461

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

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

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At June 30, 2026, there were 141 Company-operated retail design centers with 136 located in the U.S. and five in Canada. We also have 43 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe.

We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since 1932. At June 30, 2026, we own and operate eleven manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras. We also partner with various suppliers located in Europe, Asia, and other countries to import products that support our business.

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

Reclassification

The Company reclassified insurance proceeds received of $0.2 million and $1.6 million during fiscal 2025 and 2024, respectively, in the Consolidated Statements of Cash Flows from Payments on restructuring and other charges to Proceeds from insurance recoveries within Net cash provided by operating activities to conform to the current year’s presentation. This change was made for disclosure purposes only and did not have any impact on previously reported results.

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

Restricted Cash

We present restricted cash as a component of total cash and cash equivalents on our consolidated statements of cash flows and within Other assets on our consolidated balance sheets. At June 30, 2026 we did not have any restricted cash compared with $0.8 million in the prior year, which related to the Ethan Allen insurance captive.

Investments

Our investments, both short-term and long-term, at June 30, 2026 consist solely of U.S. Treasury bills and notes with maturities of two years or less. We classify our investments as available-for-sale debt investments and are held in the custody of major financial institutions. These short-term and long-term investments are recorded in our consolidated balance sheets at fair value. The fair value of our underlying investments is based on observable inputs and classified as Level 2. Unrealized gains and losses on these investments are included, net of tax, as a separate component of Accumulated other comprehensive loss. There were no material gross unrealized gains or losses on the investments at June 30, 2026 or 2025.

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and is presented net of allowance for credit losses. The allowance for credit losses is based on a review of specifically identified accounts in addition to an overall aging analysis. On a monthly basis, we review all accounts as to their past due balances, as well as collectability of the outstanding trade accounts receivable for possible write-off. It is our policy to write-off accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we ship products only when our ability to collect payment from clients is deemed probable. At June 30, 2026 and 2025, the allowance for credit losses was immaterial.

Inventories

Inventories are stated at the lower of cost (on first-in, first-out basis) or net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e., material, labor and manufacturing overhead costs). We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. At both June 30, 2026 and 2025 our inventory reserves were $1.5 million.

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

Upon designation as an asset held for sale, the carrying value of the asset is recorded at the lower of its carrying value or its estimated fair value less estimated costs to sell, and the Company ceases depreciating the asset. As of June 30, 2026 and 2025, we did not have any assets held for sale.

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

Goodwill. When testing goodwill for impairment, we may elect to perform a qualitative analysis to determine whether it is more likely than not the fair value of the reporting unit is greater than its carrying value. In performing a qualitative assessment, we consider such factors as macro-economic conditions, industry and market conditions in which we operate including the competitive environment and significant changes in demand. We also consider our stock price both in absolute terms and in relation to peer companies. If the qualitative analysis indicates that it is more likely than not the fair value of our wholesale reporting unit is less than its carrying amount or if we elect not to perform a qualitative analysis, a quantitative analysis is performed to determine whether a goodwill impairment exists. The quantitative goodwill impairment analysis is used to identify potential impairment by comparing fair value of a reporting unit with its carrying amount using an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of our reporting units. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2026 using a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Indefinite-Lived Intangible Assets (trade name). The fair value of our trade name, which is the Company’s only indefinite-lived intangible asset other than goodwill, is assessed annually in the fourth quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. When testing for impairment, we may elect to perform a qualitative analysis to determine whether it is more likely than not the fair value of our trade name is greater than its carrying value. We performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2026 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required.

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

Customer Deposits

In most cases we collect deposits from clients on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our clients, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. We had customer deposits of $62.7 million, $75.1 million and $73.5 million as of June 30, 2026, 2025, and 2024, respectively. We reduce the contract liability when we recognize revenue. During fiscal 2026, we recognized $74.4 million of revenue related to our contract liabilities reported at June 30, 2025. During fiscal 2025, we recognized $71.9 million of revenue related to our contract liabilities reported at June 30, 2024. We expect that substantially all of the customer deposits received as of June 30, 2026 will be recognized as revenue within the next twelve months as the performance obligations are satisfied.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Insurance

We maintain insurance coverage for significant exposures, as well as those risks that, by law, must be insured. We use a combination of insurance and self-insurance for a number of risks, including healthcare coverage, workers' compensation, general liability, auto liability, employment practices, property, directors and officers liability, and cyber, among others. Liabilities associated with these risks are estimated in part by considering historic claims experience, demographic factors, severity factors and other assumptions. We have various excess loss coverage for such risks and our deductibles generally do not exceed $1.0 million.

In the case of the Company’s healthcare coverage for employees, we have an insurance program that includes a stop-loss insurance policy to protect from individual losses over a specified dollar value. Expenses related to this insured program are computed on an actuarial basis, based on claims experience, regulatory requirements, an estimate of claims incurred but not yet reported (“IBNR”) and other relevant factors. The projections involved in this process are subject to uncertainty related to the timing and the amount of claims filed, levels of IBNR, fluctuations in healthcare costs and changes to regulatory requirements. We recorded an estimated liability related to healthcare coverage of $1.5 million at June 30, 2026 and 2025, respectively. These liabilities are recorded within Accrued compensation and benefits on our consolidated balance sheets.

We also carry workers’ compensation insurance subject to a deductible amount for which the Company is responsible on each claim. We recorded an estimated liability related to workers’ compensation claims, primarily for claims that do not meet the per-incident deductible, of $5.0 million and $4.5 million at June 30, 2026 and 2025, respectively. The workers’ compensation insurance reserve is recorded within Accrued compensation and benefits on our consolidated balance sheets.

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

Revenue Recognition

Our reported revenue (net sales) consist substantially of product sales. We report product sales net of discounts and recognize them at the point in time when control transfers to the customer. For sales to our customers in our wholesale segment, control typically transfers when the product is shipped. The majority of our shipping agreements are freight-on-board shipping point and risk of loss transfers to our wholesale customer once the product is out of our control. Accordingly, revenue is recognized for product shipments on third-party carriers at the point in time that our product is loaded onto the third-party container or truck. For sales in our retail segment, control generally transfers upon delivery to the customer. We recognize the promised amount of consideration without adjusting for the effects of a significant financing component if the contract has a duration of one year or less. As our contracts typically are less than one year in length and do not have financing components, we have not adjusted consideration.

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

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At June 30, 2026 and 2025, these amounts were immaterial.

Commissions. We capitalize commissions paid to our associates as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). We had prepaid commissions of $9.6 million, $11.5 million and $11.5 million as of June 30, 2026, 2025 and 2024, respectively. We expect to recognize the $9.6 million of prepaid commissions as of June 30, 2026 within selling expense in the next twelve months within our consolidated statements of comprehensive income.

Consumer Financing Program (Private Label Credit Card)

The Ethan Allen Platinum Card program offers clients custom financing options. Financing offered through this program is administered by a third-party financial institution and is granted to our clients on a non-recourse basis to the Company. The third-party financial institution is the sole owner of the accounts issued under the program and absorbs the losses associated with non-payment by the private label card holders. Clients may apply for an Ethan Allen Platinum Card at a design center or online at ethanallen.com. Each private label credit card bears the Ethan Allen brand logo and can only be used at a design center or online.

Cost of Sales

Our cost of sales consist of the cost to manufacture our merchandise including materials, direct labor and overhead costs as well as the cost to purchase import products, including inbound freight and tariffs.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses include the costs of selling our products and general and administrative costs. Selling expenses primarily consist of warehousing, delivery, outbound freight, commissions, advertising, digital and web-technology, and compensation and benefits of employees performing various sales and designer functions. Occupancy costs, depreciation, compensation and benefits for administrative employees and other administrative costs are included in SG&A. All design center pre-opening costs are included in SG&A expenses and are expensed as incurred.

Advertising Expenses

Advertising expenses represent costs associated with our direct mailings, digital marketing and other mediums as well as those employees supporting our advertising campaigns. These costs included advertising media expenses, outside agency fees, certain website related costs and photo and video production. Advertising costs from our direct mailers are expensed when provided to the carrier for distribution. Website, print and other advertising expenses, which include digital advertising, web creative content, national television and direct marketing activities such as print media, paid social campaigns and radio, are expensed as incurred or upon the release of the content or initial advertisement. Prepaid advertising costs were immaterial at June 30, 2026 and 2025, respectively.

Research and Development Costs

Research and development costs are charged to expense in the periods incurred and are included as a component of SG&A. Expenditures for research and development costs were immaterial in each fiscal year presented.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Interest and Other Income, Net

Interest and other income, net includes interest income on investments, foreign currency gains or losses and other income or expense incurred outside our normal course of business. Total interest income on investments was $6.4 million, $7.5 million and $7.4 million, respectively, in fiscal 2026, 2025 and 2024. Also included in fiscal 2026 was a contract modification fee received by Ethan Allen related to our former private label credit card service provider.

Interest and Other Financing Costs

Interest and other financing costs are primarily from the amortization of deferred financing fees. Interest expense was immaterial for fiscal 2026, 2025 and 2024.

Supplemental Cash Flow Information

The Company’s supplemental cash flow information is presented in the following required disclosures. Refer to Note 6, Leases for cash flow impacts from leasing transactions during each of the past three fiscal years. Refer to Note 14, Income Taxes, for cash paid for income taxes, net of refunds during each of the past three fiscal years. Cash paid for interest was immaterial for fiscal 2026, 2025 and 2024. There were no other material non-cash investing or financing activities during each period presented.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

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

New Accounting Standards or Updates Adopted in Fiscal 2026

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. We adopted ASU 2023-09 for the fiscal year ended June 30, 2026, and have applied it prospectively in our consolidated financial statements, which modified our income tax disclosures, however it did not have a material impact on our consolidated financial statements. Refer to Note 14, Income Taxes, in the accompanying notes to the consolidated statements for further detail.

Recent Accounting Standards or Updates Not Yet Effective

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain income statement expense captions into specified categories to be disclosed within the notes to the consolidated financial statements but does not change the expense captions on the income statement. The amendments in this ASU are to be applied prospectively, although retrospective application is permitted, and is effective for our annual consolidated financial statements starting in fiscal 2028 with interim periods starting in fiscal 2029, with early adoption permitted. We are currently evaluating the impact that this accounting standard will have on our consolidated financial statements and related notes.

Goodwill and Other - Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to prescriptive and sequential software development stages, and requires entities to start capitalizing eligible software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the intended function. The amendments in this ASU can be applied using a prospective, modified, or retrospective transition approach, and are effective for our interim and annual periods starting in fiscal 2029, with early adoption permitted. We are currently evaluating the impact that this accounting standard will have on our consolidated financial statements and related notes.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

No other new accounting pronouncements issued or effective as of June 30, 2026 have had or are expected to have a material impact on our consolidated financial statements and related disclosures.

(4)	Revenue Recognition

The following table disaggregates our net sales by product category by segment for each fiscal year (in thousands):

	Fiscal Year Ended June 30,
	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$174,195	$244,897	$(132,214)	$286,878
Case goods(3)	97,548	133,578	(72,115)	159,011
Accents(4)	63,220	107,569	(58,074)	112,715
Other(5)	(4,268)	25,151	-	20,883
Fiscal 2026	$330,695	$511,195	$(262,403)	$579,487

Upholstery(2)	$184,123	$250,461	$(133,775)	$300,809
Case goods(3)	113,862	136,581	(74,914)	175,529
Accents(4)	66,071	109,548	(58,861)	116,758
Other(5)	(4,999)	26,552	-	21,553
Fiscal 2025	$359,057	$523,142	$(267,550)	$614,649

Upholstery(2)	$184,699	$255,607	$(132,708)	$307,598
Case goods(3)	120,743	141,737	(74,316)	188,164
Accents(4)	70,518	113,021	(58,392)	125,147
Other(5)	(4,873)	30,185	-	25,312
Fiscal 2024	$371,087	$540,550	$(265,416)	$646,221

(1)	The Eliminations column in the table above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.

(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.

(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.

(4)

Accents includes items such as window treatments and drapery hardware, wall décor, florals, lighting, mattresses, bedspreads, throws, pillows, decorative accents, area rugs, flooring, wall coverings and outdoor furnishings.

(5)	Other includes product delivery sales, sales of third-party furniture protection plans and other sales less prompt payment discounts, sales allowances and other incentives.

(5)	Fair Value Measurements

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. At June 30, 2026 and 2025, we have categorized our investments as Level 2 assets.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at June 30, 2026 or 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and 2025. We did not have any transfers between levels of fair value measurements during the periods presented.

		Fair Value Measurements at June 30, 2026
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$30,998	$-	$-	$30,998
U.S. Treasury bills (2)	Investments, short-term	-	59,622	-	59,622
U.S. Treasury notes (2)	Investments, long-term	-	54,244	-	54,244
Total		$30,998	$113,866	$-	$144,864

		Fair Value Measurements at June 30, 2025
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds (1)	Cash and cash equivalents	$33,279	$-	$-	$33,279
U.S. Treasury bills (2)	Investments, short-term	-	59,955	-	59,955
U.S. Treasury notes (2)	Investments, long-term	-	60,030	-	60,030
Total		$33,279	$119,985	$-	$153,264

(1)	Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

(2)	We have current and non-current debt securities (U.S. Treasury bills and notes) intended to enhance returns on our cash as well as to fund future obligations.

There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2026 or 2025.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings at June 30, 2026 and 2025. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

(6)	Leases

We have operating leases for many of our design centers that expire at various dates through fiscal 2040. We also lease certain tangible assets, including computer equipment and vehicles with initial lease terms ranging from two to five years.

The Company's lease terms and discount rates are as follows:

	June 30,
	2026	2025
Weighted average remaining lease term (in years)
Operating leases	5.2	5.6
Financing leases	0.8	1.8
Weighted average discount rate
Operating leases	6.1%	6.0%
Financing leases	5.6%	5.6%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table discloses the location and amount of our operating and financing lease assets and liabilities within our consolidated balance sheets (in thousands):

		June 30,
	Consolidated Balance Sheet Location	2026	2025
Assets
Operating leases	Operating lease right-of-use assets	$107,710	$109,173
Financing leases	Property, plant and equipment, net	283	630
Total lease assets		$107,993	$109,803

Liabilities
Current:
Operating leases	Current operating lease liabilities	$26,910	$27,403
Financing leases	Other current liabilities	319	371
Noncurrent:
Operating leases	Operating lease liabilities, long-term	93,463	96,263
Financing leases	Other long-term liabilities	-	319
Total lease liabilities		$120,692	$124,356

Total lease assets by segment are as follows (in thousands):

	June 30,
	2026	2025
Retail	$107,710	$109,173
Wholesale	283	630
Total lease assets	$107,993	$109,803

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Fiscal Year Ended June 30,
	Statements of Comprehensive Income Location	2026	2025
Operating lease cost(1)	SG&A expenses	$32,884	$32,748
Financing lease cost
Depreciation of property	SG&A expenses	347	346
Interest on lease liabilities	Interest and other financing costs	27	47
Short-term lease cost(2)	SG&A expenses	7	216
Variable lease cost(3)	SG&A expenses	10,568	9,983
Less: Sublease income	SG&A expenses	(1,440)	(1,636)
Total lease expense		$42,393	$41,704

(1)	Lease expense for operating leases consists of both fixed and variable components. Expenses related to fixed lease payments are recognized on a straight-line basis over the lease term.

(2)	Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and instead expensed on a straight-line basis over the lease term.

(3)

Variable lease payments are generally expensed as incurred, where applicable, and include certain non-lease components such as maintenance, real estate taxes, insurance and other services provided by the lessor, and other charges included in the lease. In addition, certain of our equipment lease agreements include variable lease payments, which are based on the usage of the underlying asset. The variable portion of payments are not included in the initial measurement of the asset or liability due to uncertainty of the payment amount and recorded as expense in the period incurred.

The following table reconciles the undiscounted future minimum lease payments (by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets at June 30, 2026 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2027	$33,271	$326
2028	30,255	-
2029	25,770	-
2030	18,454	-
2031	12,074	-
Thereafter	20,971	-
Total undiscounted future minimum lease payments	140,795	326
Less: imputed interest	(20,422)	(7)
Total present value of lease obligations(1)	$120,373	$319

(1) We had no future commitments under short-term operating lease agreements as of June 30, 2026.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At June 30, 2026, we did not have any operating or financing leases that had not commenced.

Other supplemental information for our leases is as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34,695	$34,450
Operating cash flows from financing leases	$371	$351
Operating lease assets obtained in exchange for new operating lease liabilities	$25,515	$22,618
Financing lease obligations obtained in exchange for new financing lease assets	$-	$47

We sublease a select number of our leased locations, which generally match those of the leases we have with the lessor. At June 30, 2026, future minimum leases payments due to us under those subleases were as follows (in thousands):

Sublease
Fiscal Year	Income
2027	$1,163
2028	791
2029	772
2030	633
2031	308
Thereafter	719
Total future minimum sublease income	$4,386

(7)	Investments

We have investments in debt securities intended to enhance returns on our cash as well as to fund future obligations. Our short-term investments consist of U.S. Treasury bills, with maturities of less than one year, and total $59.6 million at June 30, 2026. Our long-term investments consist of U.S. Treasury notes, with maturities ranging between one and two years, and total $54.2 million at June 30, 2026. During fiscal 2026, we had $5.0 million of net proceeds from the sale of investments, which related to $59.8 million of U.S. Treasuries that matured partially offset by $54.8 million of new U.S. Treasuries purchased. All unrealized gains and losses are included in Accumulated other comprehensive loss within our consolidated balance sheets.

Our debt securities are presented below in accordance with their stated maturities:

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Due within one year	$59,643	$20	$(41)	$59,622
Due within one and two years	54,783	-	(539)	54,244
Total	$114,426	$20	$(580)	$113,866

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Due within one year	$59,952	$66	$(63)	$59,955
Due within one and two years	59,941	95	(6)	60,030
Total	$119,893	$161	$(69)	$119,985

(8)	Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value and are summarized as follows (in thousands):

	June 30,
	2026	2025

Finished goods	$114,551	$106,643
Work in process	11,544	13,713
Raw materials	23,893	22,071
Inventory reserves	(1,525)	(1,534)
Inventories, net	$148,463	$140,893

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(9)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	June 30,
	2026	2025

Land and improvements	$78,111	$77,971
Building and improvements	367,070	369,184
Machinery and equipment	119,477	121,367
Property, plant and equipment, gross	564,658	568,522
Less: accumulated depreciation and amortization	(359,007)	(358,284)
Property, plant and equipment, net	$205,651	$210,238

We recorded depreciation and amortization expense of $15.2 million, $15.5 million and $16.0 million in fiscal 2026, 2025 and 2024, respectively.

(10)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At June 30, 2026 and 2025, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which are assigned to our wholesale reporting unit. Our wholesale reporting unit is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2026 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required. We also performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2026 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required. In performing the qualitative assessments, we considered factors such as macroeconomic conditions, industry and market conditions in which we operate including the competitive environment, significant adverse changes in client demand, a product recall or an adverse action or assessment by a regulator. We also considered our stock price both in absolute terms and in relation to peer companies.

(11)	Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains, were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Lease exit costs(1)	$1,471	$-
Beecher Falls, Vermont fire, net of insurance recoveries(2)	(909)	100
Retail design center flood loss, net of insurance recoveries(3)	(829)	-
Impairment of long-lived assets(4)	449	-
Severance and other charges	927	243
Total Restructuring and other charges, net of gains	$1,109	$343

(1)	We recorded restructuring charges of $1.5 million related to early lease termination fees associated with the closing of two retail design centers during fiscal 2026.

(2)

Our sawmill operations located in Beecher Falls, Vermont sustained damage from a fire. Losses incurred from the disposal of inventory, damaged equipment and facility cleanup totaled $1.4 million during fiscal 2026. In addition, $2.3 million in insurance proceeds were received by the Company, which lowered the financial impact to a net gain of $0.9 million during fiscal 2026. The insurance proceeds received were classified in the consolidated statements of cash flows based on the nature of the underlying loss, thus $1.1 million received for the reimbursement of cleanup costs was disclosed within operating activities while the remaining $1.2 million received for the reconstruction of the damaged outbuilding was disclosed within investing activities. The fire did not have a material impact on our operations as our Beecher Falls, Vermont facility returned to normal schedule shortly after the incident.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(3)

Our retail design center located in Woodbury, Minnesota sustained damage from a flood. Losses incurred from the disposal of inventory and facility cleanup totaled $1.7 million during fiscal 2026. In addition, $2.5 million in insurance proceeds were received by the Company, which lowered the financial impact to a net gain of $0.8 million during fiscal 2026. The insurance proceeds received were classified in the consolidated statements of cash flows based on the nature of the underlying loss, thus $0.5 million received for the reimbursement of cleanup costs was disclosed within operating activities while the remaining $2.0 million received for the reconstruction of the damaged building was reported within investing activities. The Company is currently working to reopen the damaged design center while operating in a nearby temporary location.

(4)

We recorded a non-cash impairment charge of $0.4 million during fiscal 2026 related to the impairment of long-lived assets held at two retail design centers. The asset group used in the impairment analysis, which represented the lowest level for which identifiable cash flows were available and largely independent of the cash flows of other groups of assets, was the individual retail design center. We estimated future cash flows based on design center-level historical results, current trends, and operating and cash flow projections.

Restructuring payments during fiscal 2026 were $4.0 million, which were primarily for cleanup of damage caused from the Beecher Falls fire, retail lease exit costs, employee severance and other restructuring matters. The restructuring balance at June 30, 2026 was $0.9 million and is anticipated to be paid during fiscal 2027.

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

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.2 million at June 30, 2026 and $121.0 million at June 30, 2025.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term SOFR Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYFRB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility as of June 30, 2026 and 2025 or at any time during fiscal 2026 and 2025. Since we had no outstanding borrowings during fiscal 2026 and 2025, there was no associated interest expense during fiscal 2026 and 2025.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal 2026 or 2025, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At both June 30, 2026 and 2025, we were in compliance with all the covenants under the Facility.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Letters of Credit. At June 30, 2026 and 2025, there were $3.8 million and $4.0 million, respectively, of standby letters of credit outstanding under the Facility.

(13)	Employee Retirement Programs

The Company established its Ethan Allen Retirement Savings Plan (the “401(k) Plan”) in 1994. The 401(k) Plan is a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). All full-time U.S. employees of the Company are eligible to participate in the Plan on the first day of employment. Each year, participants may contribute up to 100% of their eligible annual compensation, subject to annual limitations established by the IRC. We may, at our discretion and as the employer, make contributions to the 401(k) Plan on behalf of each eligible participant. All participants shall cliff vest 100% of Company contributions received after three years of service. Total expense incurred by the Company from employer contributions to employee 401(k) accounts during fiscal 2026, 2025 and 2024, was $1.7 million, $2.3 million and $2.3 million, respectively.

(14)	Income Taxes

Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Income before income taxes consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Domestic	$52,546	$68,727	$83,362
Foreign	631	293	2,084
Total income before income taxes	$53,177	$69,020	$85,446

Income tax expense consists of the following components (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Current:
Federal	$10,310	$14,686	$16,754
State	1,886	3,044	4,150
Foreign	568	219	931
Total current	12,764	17,949	21,835
Deferred:
Federal	305	(980)	(20)
State	172	3	117
Foreign	53	452	(302)
Total deferred	530	(525)	(205)
Total income tax expense	$13,294	$17,424	$21,630

Our effective tax rate differs from the U.S. Federal statutory income tax rate of 21% for the following reasons (in thousands):

	Fiscal Year Ended June 30, 2026
U.S. Federal statutory tax rate	$11,167	21.0%
State and local income taxes, net of federal tax benefit (1)	1,673	3.1%
Foreign tax effects	94	0.2%
Effect of cross-border tax laws	(51)	(0.1%)
Tax credits	(117)	(0.2%)
Changes in valuation allowances	416	0.8%
Nontaxable or nondeductible items	182	0.3%
Changes in unrecognized tax benefits	(70)	(0.1%)
Income tax expense (and corresponding effective tax rate)	$13,294	25.0%

(1)	California, Connecticut, Massachusetts, Michigan and New York comprise the majority (greater than 50%) of the tax effect in this category

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table represents a reconciliation of the U.S. Federal statutory income tax rate of 21.0% to the Company's effective rate for income taxes for fiscal 2025 and 2024, prior to the adoption of ASU 2023-09:

	Fiscal Year Ended June 30,
	2025		2024
U.S. Federal statutory tax rate	$14,494	21.0%	$17,944	21.0%
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal tax benefit	2,237	3.2%	2,749	3.2%
Changes in valuation allowances	500	0.7%	491	0.6%
Foreign-derived intangible income	(91)	(0.1%)	(137)	(0.2%)
Unrecognized tax benefits	122	0.2%	709	0.8%
Stock-based compensation	219	0.3%	228	0.3%
Other, net	(57)	(0.1%)	(354)	(0.4%)
Income tax expense (and corresponding effective tax rate)	$17,424	25.2%	$21,630	25.3%

For our Canada, Honduras and Mexico foreign operating units, we permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings.

The primary components of deferred tax assets and liabilities were as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Assets
Operating lease liabilities	$30,149	$30,828
Employee compensation	2,415	2,607
Stock-based compensation	145	157
Net operating loss carryforwards	1,483	1,075
Property, plant and equipment, net	1,160	1,688
Valuation allowance	(1,407)	(991)
Other, net	2,924	2,670
Total deferred tax assets	$36,869	$38,034

Liabilities
Operating lease right-of-use assets	$(27,046)	$(27,234)
Intangible assets other than goodwill	(9,032)	(9,001)
Commissions	(2,388)	(2,852)
Other, net	(618)	(632)
Total deferred tax liabilities	(39,084)	(39,719)
Net deferred tax liabilities	$(2,215)	$(1,685)

The deferred tax assets at June 30, 2026 associated with net operating loss carryforwards and the related expiration dates are as follows (in thousands):

	Deferred	Net Operating
	Tax Assets	Loss Carryforwards	Expiration
Various U.S. state net operating losses (excluding federal tax effect)	$637	$10,646	Fiscal 2030-2056
Foreign net operating losses	$846	$3,192	Fiscal 2040-2046

We evaluate our deferred taxes to determine if the “more likely than not” standard of evidence has not been met thereby supporting the need for a valuation allowance. The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. Our forecasts are based on our best estimate of expected trends resulting from certain leading economic indicators. The realization of deferred income tax assets is dependent on future events. Actual results may vary from management's forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the consolidated financial statements. A valuation allowance must be established for deferred tax assets when it is more likely than not that assets will not be realized.

A summary of the valuation allowance by jurisdiction is as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
State	$(491)	$(469)	$-
Foreign	(916)	(522)	-
Total	$(1,407)	$(991)	$-

The valuation allowance of $1.4 million is related to certain U.S. state and foreign deferred tax assets. The U.S. state deferred taxes are primarily related to state net operating losses. The foreign deferred taxes are primarily related to net operating losses.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Uncertain Tax Positions

As of June 30, 2026, we had gross unrecognized tax benefits of $3.8 million related to uncertain tax positions in various jurisdictions.

A reconciliation of the beginning and ending amount of these unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Balance at the beginning of the period	$3,923	$3,888	$3,000
Additions:
Positions taken during the current year	652	597	891
Positions taken during the prior year	321	352	335
Reductions:
Reductions related to lapse of applicable statute of limitations	(1,054)	(800)	(338)
Positions taken during the prior year	-	(114)	-
Balance at the end of the period	$3,842	$3,923	$3,888

We recognize interest and penalties associated with uncertain tax positions in income tax expense. We had $0.7 million and $0.6 million accrued for interest and penalties as of June 30, 2026 and 2025, respectively.

It is reasonably possible that various issues relating to approximately $1.2 million of the total gross unrecognized tax benefits as of June 30, 2026 will be resolved within the next twelve months as exams are completed or statutes expire. If recognized, $1.0 million of the total $1.2 million of unrecognized tax benefits would decrease our effective tax rate. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire, or other new information becomes available.

Our U.S. federal income tax returns for fiscal years 2023 and the following subsequent years are still subject to audit. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2022 and the following subsequent years. Our foreign operations are subject to audit for fiscal years 2018 and the following subsequent years.

On July 4, 2025, the U.S. enacted H.R.1, commonly referred to as the OBBBA. The OBBBA includes a broad range of changes, including 100% initial-year bonus depreciation on qualifying property, as well as the immediate deduction for domestic research and development expenses. The impact of the OBBBA on our income tax expense and related effective tax rate for fiscal 2026 was immaterial.

Cash Paid for Taxes

Cash paid for taxes (net of refunds received) during fiscal 2026 were as follows (in thousands):

Fiscal Year Ended
June 30, 2026
Federal	$8,274
State	1,801
Mexico	479
Other Foreign	(77)
Total cash paid for taxes (net of refunds received)	$10,477

Cash paid for taxes (net of refunds received) during fiscal 2025 and 2024 was $18.6 million and $19.9 million, respectively.

(15)	Shareholders’ Equity

Shares Authorized for Issuance

Our authorized capital stock consists of 150,000,000 shares of common stock, par value $0.01 per share, and 1,055,000 shares of Preferred Stock, par value $0.01 per share. The Board of Directors may provide for the issuance of all or any shares of Preferred Stock in one or more classes or series, and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such distinctive designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such class or series and as may be permitted by the General Corporation Law of the State of Delaware. At June 30, 2026 and 2025, there were no shares of Preferred Stock issued or outstanding.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Share Repurchase Program

We repurchased 250,000 shares for $4.8 million during fiscal 2026. There were no share repurchases under the Company’s existing multi-year share repurchase program during fiscal 2025 or 2024. At June 30, 2026, we had remaining Board authorization to repurchase 1,757,364 shares of our common stock pursuant to our share repurchase program. There is no expiration date on the repurchase authorization. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

In accordance with the Inflation Reduction Act of 2022, our fiscal 2026 share repurchases in excess of issuances are subject to a 1% excise tax. The excise tax was recognized as part of the cost basis of shares acquired in the consolidated statements of shareholders' equity for fiscal 2026.

Dividends

We paid four regular quarterly cash dividends and a special cash dividend during fiscal 2026. Total cash dividends paid to shareholders in fiscal 2026 were $1.81 per share and totaled $46.3 million. During fiscal 2025, total cash dividends paid were $50.1 million.

(16)	Earnings Per Share

The following is a reconciliation of the numerators and denominators used in our computations of basic and diluted EPS:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2026	2025	2024
Numerator (basic and diluted):
Net income available to common shareholders	$39,883	$51,596	$63,816
Denominator:
Basic weighted average shares common shares outstanding	25,539	25,554	25,525
Dilutive effect of stock options and other share-based awards (1)	45	80	119
Diluted weighted average shares common shares outstanding	25,584	25,634	25,644
Earnings per share:
Basic	$1.56	$2.02	$2.50
Diluted	$1.56	$2.01	$2.49

(1)	Dilutive potential common shares consist of stock options, restricted stock units and performance units.

At June 30, 2026, 2025 and 2024, total stock-based awards of 68,914, 46,713 and 26,582, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

At June 30, 2026, 2025 and 2024, the number of performance units excluded from the calculation of diluted EPS was 142,187, 142,178 and 142,535 respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

(17)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on investments, net of tax. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Our investments at June 30, 2026 and 2025, respectively, consist of U.S. Treasuries with maturities of two years or less. All unrealized gains and losses are included, net of tax, in Accumulated other comprehensive loss, within the consolidated balance sheets. The tax effect of unrealized gains included in accumulated other comprehensive loss was $0.3 million and less than $0.1 million at June 30, 2026 and 2025, respectively.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30,
	2026	2025
Accumulated foreign currency translation adjustments	$(4,199)	$(5,763)
Accumulated unrealized gains on investments, net of tax	(412)	75
	$(4,611)	$(5,688)

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	Fiscal Year Ended June 30,
	2026	2025
Beginning balance at July 1	$(5,688)	$(4,189)
Other comprehensive loss, net of tax	1,078	(1,521)
Less amounts attributable to noncontrolling interests	(1)	22
Ending balance at June 30	$(4,611)	$(5,688)

(18)	Stock-Based Compensation

The Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”) provides for the grant of stock-based awards including stock options, restricted stock and stock units. The Plan also provides for the issuance of stock appreciation rights (“SARs”) on issued options, however no SARs have been issued to date. All stock-based awards are approved by the Compensation Committee of the Board of Directors after consideration of the recommendations proposed by the Chief Executive Officer. Company policy requires an additional one-year holding period beyond the service vest date for executive officers and Board of Directors. Under this Plan, the initial aggregate number of shares of common stock that may be issued through awards of any form was 6,487,867 shares. At June 30, 2026, there were 1,178,976 shares of common stock available for future issuance pursuant to the Plan.

The table below summarizes the total stock-based compensation expense we recognized for all outstanding stock-based awards. Stock-based compensation expense is recorded in SG&A expenses in the consolidated statement of income (in thousands):

	Fiscal Year ended June 30,
	2026	2025	2024
Stock options	$101	$119	$94
Restricted stock units	507	603	484
Performance stock units	599	805	872
Total stock-based compensation expense	$1,207	$1,527	$1,450
Tax benefit	$131	$127	$131

At June 30, 2026, $1.3 million of total unrecognized compensation expense related to non-vested stock-based awards is expected to be recognized over a weighted average period of 1.6 years. There was no stock-based compensation capitalized at June 30, 2026 and 2025.

Stock Options

All stock options granted have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service. We granted 16,905 stock options at an exercise price of $29.58 to our non-employee directors during fiscal 2026. These options vest in three annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on our Board. There were no stock option awards granted to employees during fiscal 2026, 2025 or 2024.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The assumptions used to calculate the fair value of stock options granted using the Black-Scholes option pricing model during each fiscal year are presented below:

	Fiscal Year Ended June 30,
	2026	2025	2024
Volatility	42.3%	41.7%	40.5%
Risk-free rate of return	3.76%	3.72%	3.98%
Dividend yield	4.93%	4.93%	4.70%
Expected average life (years)	5.5	5.3	5.5
Weighted average grant date fair value	$7.34	$7.35	$8.65
Fair value as a % of exercise price	24.8%	24.5%	24.8%

A summary of stock option activity is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (yrs)	($ in thousands)
Outstanding at June 30, 2025	107,420	$25.69	5.7	$431
Granted	16,905	$29.58
Canceled (forfeited/expired)	(43,545)	$24.80
Outstanding at June 30, 2026	80,780	$26.99	6.0	$85
Vested and exercisable at June 30, 2026	54,556	$25.30	4.8	$85

There were no stock options exercised during fiscal 2026. We received proceeds of less than $0.1 million from stock options exercised during fiscal 2025 compared with $0.5 million in proceeds received during fiscal 2024. The aggregate intrinsic value of stock options exercised was less than $0.1 million in fiscal 2025 compared with $0.1 million during fiscal 2024.

At June 30, 2026, $0.1 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average remaining period of 1.8 years.

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

A summary of RSU activity is presented below.

		Weighted Average
	Restricted	Grant Date
	Stock Units	Fair Value
Unvested and outstanding at June 30, 2025	46,263	$24.02
Granted	20,789	$23.69
Vested	(26,862)	$23.04
Unvested and outstanding at June 30, 2026	40,190	$24.51

The weighted average grant date fair value of RSUs awarded in fiscal 2026, 2025, and 2024 were $23.69, $24.04, and $28.58 per share, respectively. At June 30, 2026, $0.5 million of total unrecognized compensation expense related to non-vested RSUs is expected to be recognized over a weighted average remaining period of 1.7 years.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

During fiscal 2026, we granted 88,526 PSUs, and we also have PSU awards outstanding from grants in fiscal 2025 and fiscal 2024. Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other peer public companies (20%). The performance share opportunity ranges from 62% of the employee's target award if minimum performance requirements are met to a maximum of 138% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

The following table summarizes PSU activity at the maximum award amounts:

		Weighted Average
	Performance	Grant Date
	Stock Units	Fair Value
Outstanding at June 30, 2025	337,006	$24.05
Granted	88,526	$22.77
Vested	(50,479)	$19.08
Canceled (forfeited)	(63,455)	$27.64
Outstanding at June 30, 2026	311,598	$23.76

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

The following table presents the fair value of PSUs granted for each of the past three fiscal years:

	Fiscal Year Ended June 30,
Vesting based on:	2026	2025	2024
Performance goals(1)	$22.31	$22.52	$27.20
Market conditions(2)	$24.83	$25.49	$29.21

(1)	Represents the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest

(2)	Based on the Monte Carlo valuation model

At June 30, 2026, $0.6 million of total unrecognized compensation expense related to non-vested PSUs is expected to be recognized over a weighted average remaining period of 1.6 years.

Stock-based compensation expense related to PSUs recognized in our consolidated statements of comprehensive income are presented in the following table (in thousands).

	Fiscal Year Ended June 30,
	2026	2025	2024
Fiscal 2022 grants	$-	$-	$384
Fiscal 2023 grants	-	317	321
Fiscal 2024 grants	191	196	167
Fiscal 2025 grants	247	292	-
Fiscal 2026 grants	161	-	-
Total expense	$599	$805	$872

(19)	Segment Information

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail Segment. The retail segment sells home furnishings and accents to clients through 141 Company-operated design centers. Ethan Allen design centers are typically located in retail settings as freestanding destinations or as part of town centers, lifestyle centers, and suburban shopping malls, and average approximately 13,700 square feet in size. The geographic distribution of our retail design center locations is disclosed under Item 2, Properties, contained in Part I of this Annual Report on Form 10-K.

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

The following tables present net sales and operating income by segment (in thousands):

	Fiscal Year Ended June 30, 2026
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$330,695	$511,195	$(262,403)	$579,487

Less significant expense categories:
Selling expenses and cost of sales	256,768	394,480	(272,108)	379,140
General and administrative expenses	33,508	101,247	-	134,755
Advertising expenses	11,878	7,589	-	19,467
Restructuring and other charges, net of gains	(103)	1,212	-	1,109
Operating income	28,644	6,667	9,705	45,016
Interest and other income, net	8,339	49	-	8,388
Interest and other financing costs	227	-	-	227
Income before income taxes	$36,756	$6,716	$9,705	$53,177

	Fiscal Year Ended June 30, 2025
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$359,057	$523,142	$(267,550)	$614,649

Less significant expense categories:
Selling expenses and cost of sales	267,556	396,156	(262,768)	400,944
General and administrative expenses	33,260	100,411	-	133,671
Advertising expenses	10,797	6,906	-	17,703
Restructuring and other charges, net of gains	455	(112)	-	343
Operating income (loss)	46,989	19,781	(4,782)	61,988
Interest and other income, net	7,214	61	-	7,275
Interest and other financing costs	243	-	-	243
Income (loss) before income taxes	$53,960	$19,842	$(4,782)	$69,020

	Fiscal Year Ended June 30, 2024
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$371,087	$540,550	$(265,416)	$646,221

Less significant expense categories:
Selling expenses and cost of sales	280,504	409,065	(269,996)	419,573
General and administrative expenses	31,058	101,309	-	132,367
Advertising expenses	8,433	7,934	-	16,367
Restructuring and other charges, net of gains	2,385	(2,462)	-	(77)
Operating income	48,707	24,704	4,580	77,991
Interest and other income, net	7,562	138	-	7,700
Interest and other financing costs	245	-	-	245
Income before income taxes	$56,024	$24,842	$4,580	$85,446

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table presents additional information by segment (in thousands):

	Fiscal Year Ended June 30,
	2026	2025	2024
Depreciation and amortization
Wholesale segment	$6,536	$6,232	$6,336
Retail segment	8,708	9,291	9,620
Consolidated total	$15,244	$15,523	$15,956

Capital expenditures
Wholesale segment	$4,423	$6,337	$4,240
Retail segment	6,618	4,931	5,366
Consolidated total	$11,041	$11,268	$9,606

Total Assets
Wholesale segment	$372,065	$375,126	$379,693
Retail segment	374,729	393,918	392,243
Inventory profit elimination (1)	(27,121)	(31,945)	(27,019)
Consolidated total	$719,673	$737,099	$744,917

(1)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

Geographic Information

Sales are attributed to countries on the basis of the client's location. Net sales reported within “All Others” below represent our wholesale segment sales to non-U.S. independent retailers and our retail segment sales to clients through our Company-operated design centers in Canada.

The following table sets forth consolidated net sales by geographic area for each of the past three fiscal years:

	Fiscal Year Ended June 30,
Sales by Country	2026	2025	2024
U.S.	97.5%	97.3%	96.7%
All Others	2.5%	2.7%	3.3%

The following table sets forth long-lived assets by geographic location at June 30 (in thousands):

	2026	2025	2024
U.S.	$281,518	$287,379	$296,849
Mexico	17,612	17,627	17,986
Honduras	10,395	10,773	11,245
Canada	3,836	3,632	3,420
Total long-lived assets(1)	$313,361	$319,411	$329,500

(1)	Long-lived assets consist of property, plant and equipment, net and operating lease right-of-use assets and exclude goodwill, intangible assets, deferred income taxes and other assets.

(20)	Commitments and Contingencies

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Purchase Commitments with Suppliers

Purchase obligations are defined as agreements that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We do, in the normal course of business, initiate purchase orders for the procurement of selected finished goods sourced from third-party suppliers, lumber, fabric, leather and other raw materials used in our manufacturing. All purchase orders are based on current needs and are fulfilled by suppliers. Our open purchase orders with respect to such goods were $22.5 million at June 30, 2026 and are expected to be received and paid for in the next 12 months.

Other Purchase Commitments

Other purchase commitments represent future contractual obligations due for services such as software, web development, finance and accounting services, insurance, telecommunication and other maintenance contracts. These commitments are generally payable within one to two years and totaled $19.5 million at June 30, 2026.

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

On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote”, “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at June 30, 2026, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management report on internal control over financial reporting is included under Part II, Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of June 30, 2026 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report which appears under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

On May 23, 2026, M. Farooq Kathwari, our Chairman, President and CEO, adopted a Rule 10b5-1 trading plan for the sale of shares of Ethan Allen common stock, with an effective date of September 16, 2026 and an expiration date of September 15, 2027. This plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Pursuant to the plan, the aggregate number of shares of Ethan Allen common stock to be sold is not to exceed 320,400 shares.

None of our other directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the fourth quarter of fiscal 2026.

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

Executive Officers of the Company

We have provided information about our executive officers under the heading Information about our Executive Officers in Part I of this Annual Report on Form 10-K. All other remaining information required by this item will be included in our proxy statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

We were not aware of any non-compliance with Section 16(a) of the Exchange Act during fiscal 2026.

Directors of the Company

The information required by this item will be included in our proxy statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our proxy statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The information required by this item relating to security ownership of certain beneficial owners and management will be included in our proxy statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Equity Compensation Plan Information

The following table summarizes, as of June 30, 2026, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under our equity compensation plans:

Plan Category(3)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	432,568(1)	$26.99(2)	1,178,976

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

(3)	As of June 30, 2026, we did not maintain any equity compensation plans that have not been approved by our shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our proxy statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services provided by our principal accountant, CohnReznick LLP, New York, New York (PCAOB ID: 596), will be included in our proxy statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3)	Exhibits

The information required by this item is set forth below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-11692	3(a)	11/18/2016	-
3.2	Amended and Restated By-laws of the Company	8-K	001-11692	3(d)	11/18/2016	-
4.1	Description of Securities of the Registrant	10-K	001-11692	4.1	8/29/2022	-
10.1	Restated Directors Indemnification Agreement dated March 1993, among the Company and Ethan Allen and their Directors (incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-1 of the Company filed with the SEC on March 16, 1993)	S-1	33-57216	10(c)	3/16/1993	-
10.2*	Employment Agreement between the Company and M. Farooq Kathwari dated October 1, 2015	8-K	001-11692	10.1	10/2/2015	-
10.3*	Change in Control Severance Plan	8-K	001-11692	10.3	10/2/2015	-
10.4*	Ethan Allen Interiors Inc. Stock Incentive Plan	DEFC14A	001-11692	Appendix A	10/27/2015	-
10.5*	Form of Option Agreement for Grants to Independent Directors	10-K	001-11692	10(h)-4	9/13/2005	-
10.6*	Form of Option Agreement for Grants to Employees	10-K	001-11692	10(h)-5	9/13/2005	-
10.7*	Form of Restricted Stock Agreement for Executives	8-K	001-11692	10(f)-1	11/19/2007	-
10.8*	Form of Stock Option Agreement for Grants to Employees that include performance conditions	10-Q	001-11692	10(g)-5	5/1/2014	-
10.9	Third Amended and Restated Credit Agreement among Ethan Allen Interiors Inc., most of its domestic subsidiaries, and J.P. Morgan Chase Bank, N.A., as Administrative Agent and Syndication Agent, and Capital One, National Association, as Documentation Agent, dated as of January 26, 2022	10-Q	001-11692	10.1	1/27/2022	-
10.10*	Employment Agreement between the Company and M. Farooq Kathwari dated February 3, 2022	8-K	001-11692	10.1	2/3/2022	-
10.11*	Amended Employment Agreement between the Company and M. Farooq Kathwari dated July 30, 2024	8-K	001-11692	10.1	7/31/2024	-
10.12*	Form of Performance-Based Stock Unit Agreement for M. Farooq Kathwari	8-K	001-11692	10.2	2/3/2022	-

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

10.13*	Form of Restricted Stock Unit Agreement for M. Farooq Kathwari	8-K	001-11692	10.3	2/3/2022	-
19.1	Insider Trading Policy	10-K	001-11692	19.1	8/24/2023	-
21.1	Subsidiaries of Ethan Allen Interiors Inc.	-	-	-	-	X
23.1	Consent of Independent Registered Public Accounting Firm (CohnReznick LLP)	-	-	-	-	X
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	-	-	-	-	-
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	-	-	-	-	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	-	-	-	-	X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	-
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	-	-
97.1	Policy Governing the Recovery of Erroneously Awarded Compensation	10-K	001-11692	97.1	8/24/2023	-
101.INS	Inline XBRL Instance Document	-	-	-	-	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	-	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	-	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	-	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	-	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	-	X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	-	X

* Management contract or compensatory plan, contract or arrangement

† Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETHAN ALLEN INTERIORS INC. (Registrant)

Date: September 3, 2026	By:	/s/ M. Farooq Kathwari
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

Name	Title	Date

/s/ M. Farooq Kathwari	Chairman, President and Chief Executive Officer	September 3, 2026
M. Farooq Kathwari	(Principal Executive Officer)

/s/ Matthew J. McNulty	Senior Vice President, Chief Financial Officer and Treasurer	September 3, 2026
Matthew J. McNulty	(Principal Financial Officer and Principal Accounting Officer)

/s/ María Eugenia Casar	Director	September 3, 2026
María Eugenia Casar

/s/ David M. Sable	Director	September 3, 2026
David M. Sable

/s/ Tara I. Stacom	Director	September 3, 2026
Tara I. Stacom

/s/ Cynthia Ekberg Tsai	Director	September 3, 2026
Cynthia Ekberg Tsai