Form 10-Q
period 2026-09-30
ETHAN ALLEN INTERIORS INC
filed 2026-11-09
CIK 896156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 2, 2026, was 25,204,416.

ETHAN ALLEN INTERIORS INC.

FORM 10-Q FIRST QUARTER OF FISCAL 2027

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2026	June 30, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,157	$73,628
Investments, short-term	-	59,622
Accounts receivable, net	4,741	4,386
Inventories, net	153,824	148,463
Prepaid expenses and other current assets	25,652	19,354
Total current assets	276,374	305,453
Property, plant and equipment, net	203,424	205,651
Goodwill	25,388	25,388
Intangible assets	19,740	19,740
Operating lease right-of-use assets	105,005	107,710
Deferred income taxes	156	144
Investments, long-term	-	54,244
Other assets	1,323	1,343
TOTAL ASSETS	$631,410	$719,673
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$26,786	$30,120
Customer deposits	74,293	62,730
Accrued compensation and benefits	21,249	22,876
Current operating lease liabilities	27,012	26,910
Other current liabilities	4,990	5,728
Total current liabilities	154,330	148,364
Operating lease liabilities, long-term	90,293	93,463
Deferred income taxes	2,502	2,359
Other long-term liabilities	4,054	4,026
TOTAL LIABILITIES	251,179	248,212
Commitments and contingencies (see Note 18)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 1,055 shares authorized; none issued	-	-
Common stock, $0.01 par value, 150,000 shares authorized, 49,746 and 49,717 shares issued; 25,204 and 25,196 shares outstanding at September 30, 2026 and June 30, 2026, respectively	497	497
Additional paid-in capital	391,181	390,879
Treasury stock, at cost: 24,542 and 24,521 shares at September 30, 2026 and June 30, 2026, respectively	(694,181)	(693,697)
Retained earnings	687,965	778,478
Accumulated other comprehensive loss	(5,146)	(4,611)
Total Ethan Allen Interiors Inc. shareholders' equity	380,316	471,546
Noncontrolling interests	(85)	(85)
TOTAL SHAREHOLDERS' EQUITY	380,231	471,461
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$631,410	$719,673

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three months ended
	September 30,
	2026	2025
Net sales	$129,602	$146,984
Cost of sales	52,295	56,786
Gross profit	77,307	90,198

Selling, general and administrative expenses	75,062	79,697
Restructuring and other charges, net of gains	597	534
Operating income	1,648	9,967

Interest and other income, net	811	4,098
Interest and other financing costs	56	59
Income before income taxes	2,403	14,006
Income tax expense	720	3,555
Net income	$1,683	$10,451

Per share data
Basic earnings per common share
Net income per basic share	$0.07	$0.41
Basic weighted average common shares	25,326	25,565
Diluted earnings per common share
Net income per diluted share	$0.07	$0.41
Diluted weighted average common shares	25,359	25,619

Comprehensive income
Net income	$1,683	$10,451
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(947)	493
Other	412	91
Other comprehensive (loss) income, net of tax	(535)	584
Comprehensive income	$1,148	$11,035

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended
	September 30,
Cash Flows from Operating Activities	2026	2025
Net income	$1,683	$10,451
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	3,711	3,844
Stock-based compensation expense	301	293
Non-cash operating lease cost	8,236	8,367
Deferred income taxes	131	129
Restructuring and other charges, net of gains	597	534
Payments on restructuring and other charges	(798)	(593)
Loss on disposal of property, plant and equipment	4	3
Proceeds from insurance recoveries	947	-
Other	(699)	250
Changes in operating assets and liabilities:
Accounts receivable, net	(355)	374
Inventories, net	(5,361)	972
Prepaid expenses and other current assets	(6,364)	(3,179)
Customer deposits	11,563	2,103
Accounts payable and accrued expenses	(3,441)	2,118
Accrued compensation and benefits	(1,637)	(2,472)
Operating lease liabilities	(8,584)	(8,716)
Other assets and liabilities	(723)	2,354
Net cash (used in) provided by operating activities	(789)	16,832

Cash Flows from Investing Activities
Capital expenditures	(3,397)	(2,404)
Purchases of investments	-	(9,997)
Proceeds from sales of investments	114,953	9,947
Proceeds from insurance recoveries	708	1,352
Net cash provided by (used in) investing activities	112,264	(1,102)

Cash Flows from Financing Activities
Payment of cash dividends	(92,196)	(16,363)
Taxes paid related to net share settlement of equity awards	(484)	(1,846)
Payments on financing leases	(96)	(90)
Net cash used in financing activities	(92,776)	(18,299)

Effect of exchange rate changes on cash and cash equivalents	(170)	46

Net increase (decrease) in cash, cash equivalents and restricted cash	18,529	(2,523)
Cash, cash equivalents and restricted cash at beginning of period	73,628	76,955
Cash, cash equivalents and restricted cash at end of period	$92,157	$74,432

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2026	49,717	$497	$390,879	24,521	$(693,697)	$(4,611)	$778,478	$(85)	$471,461
Net income	-	-	-	-	-	-	1,683	-	1,683
Stock-based compensation expense	-	-	301	-	-	-	-	-	301
Restricted and performance stock unit vesting	29	-	1	21	(484)	-	-	-	(483)
Cash dividends declared and paid	-	-	-	-	-	-	(92,196)	-	(92,196)
Other comprehensive (loss) income	-	-	-	-	-	(535)	-	-	(535)
Balance at September 30, 2026	49,746	$497	$391,181	24,542	$(694,181)	$(5,146)	$687,965	$(85)	$380,231

						Accumulated
			Additional			Other		Non-
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Controlling	Total
	Shares	Par Value	Capital	Shares	Amount	Loss	Earnings	Interests	Equity
Balance at June 30, 2025	49,640	$496	$389,672	24,208	$(687,003)	$(5,688)	$784,878	$(86)	$482,269
Net income	-	-	-	-	-	-	10,451	-	10,451
Stock-based compensation expense	-	-	293	-	-	-	-	-	293
Restricted and performance stock unit vesting	77	1	-	63	(1,846)	-	-	-	(1,845)
Cash dividends declared and paid	-	-	-	-	-	-	(16,363)	-	(16,363)
Other comprehensive (loss) income	-	-	-	-	-	585	-	(1)	584
Balance at September 30, 2025	49,717	$497	$389,965	24,271	$(688,849)	$(5,103)	$778,966	$(87)	$475,389

See accompanying notes to consolidated financial statements.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Nature of Business

Ethan Allen Interiors Inc., through its wholly owned subsidiary, Ethan Allen Global, Inc., and Ethan Allen Global, Inc.’s subsidiaries (collectively, “we,” “us,” “our,” “Ethan Allen” or the “Company”), is a Delaware corporation and leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers our customers stylish product offerings, artisanal quality, and personalized service. We are known for the quality and craftsmanship of our products as well as for the exceptional personal service from design to delivery, and for our commitment to social responsibility and sustainable operations. Our network of strong entrepreneurial leaders and more than 500 interior designers provide complimentary interior design service to our clients and sell a full range of home furnishings through a retail network of design centers located throughout the U.S. and abroad, as well as online at www.ethanallen.com.

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At September 30, 2026, there were 142 Company-operated retail design centers with 137 located in the U.S. and 5 in Canada. We also have 42 independently owned and operated Ethan Allen design centers located in the U.S., Asia, the Middle East and Europe.

We manufacture approximately 75% of our furniture in our North American manufacturing plants and have been recognized for product quality and craftsmanship since we were founded in 1932. At September 30, 2026 we own and operate 11 manufacturing facilities, including four manufacturing plants, one sawmill, one rough mill and one kiln dry lumberyard in the U.S., three manufacturing plants in Mexico and one manufacturing plant in Honduras. We also partner with various suppliers located in Europe, Asia and other countries to import products that support our business.

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

The interim consolidated financial statements were prepared on a basis consistent with those reflected in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “2026 Annual Report on Form 10-K”) but do not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). We derived the June 30, 2026 consolidated balance sheet from our audited financial statements included in our 2026 Annual Report on Form 10-K. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation, have been included in the consolidated financial statements. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of results that may be expected for the entire fiscal year.

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

New Accounting Standards or Updates Adopted in Fiscal 2027

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. We adopted ASU 2023-09 for our annual consolidated financial statements starting in fiscal 2026 and interim periods beginning in the first quarter of fiscal 2027. We have applied the required disclosures prospectively in our consolidated financial statements, which modified our income tax disclosures; however, it did not have a material impact on our consolidated financial statements. Refer to Note 13, Income Taxes, in the accompanying notes to the consolidated statements for further detail.

Recent Accounting Standards or Updates Not Yet Adopted

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain income statement expense captions into specified categories to be disclosed within the notes to the financial statements but does not change the expense captions on the income statement. The amendments in this ASU are to be applied prospectively, although retrospective application is permitted, and are effective for our annual financial statements starting in fiscal 2028 and interim periods starting in fiscal 2029, with early adoption permitted. We are currently evaluating the impact that this accounting standard will have on our disclosures in the notes to the consolidated financial statements.

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

No other new accounting pronouncements issued or effective as of September 30, 2026 have had or are expected to have a material impact on our consolidated financial statements or related disclosures.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Returns and Allowances. Estimated refunds for returns and allowances are based on our historical return patterns. We record these estimated sales refunds on a gross basis rather than on a net basis and have recorded an asset for product we expect to receive back from customers in Prepaid expenses and other current assets and a corresponding refund liability in Other current liabilities on our consolidated balance sheets. At September 30, 2026 and June 30, 2026, these amounts were immaterial.

Accounts receivable arise from the sale of products on trade credit terms and are presented net of an allowance for credit losses. The allowance for credit losses is based on a review of specifically identified accounts in addition to an overall aging analysis. On a monthly basis, we review all accounts as to their past due balances, as well as collectability of the outstanding trade accounts receivable for possible write-off. It is our policy to write off accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we ship products only when our ability to collect payment from clients is deemed probable. At September 30, 2026 and June 30, 2026, the allowance for credit losses was immaterial.

Commissions. We capitalize commission fees paid to our employees as contract assets within Prepaid expenses and other current assets on our consolidated balance sheets. These prepaid commissions are subsequently recognized as a selling expense upon delivery (when we have transferred control of our product to our customer). We had prepaid commissions of $11.5 million at September 30, 2026, $9.6 million at June 30, 2026, and $11.5 million at June 30, 2025. We expect to recognize the $11.5 million of prepaid commissions at September 30, 2026 as a selling expense within the next 12 months as the performance obligations are satisfied.

Customer Deposits. We collect deposits from customers on a portion of the total purchase price at the time a written order is placed, but before we have transferred control of our product to our customers, resulting in contract liabilities. These customer deposits are reported as a current liability in Customer deposits on our consolidated balance sheets. We reduce the contract liability when we recognize revenue. We had customer deposits of $74.3 million at September 30, 2026, $62.7 million at June 30, 2026, and $75.1 million at June 30, 2025. We recognized $47.6 million and $56.3 million of revenue related to our contract liabilities during the three months ended September 30, 2026 and 2025, respectively. We expect that substantially all of the customer deposits at September 30, 2026 will be recognized as revenue within the next 12 months as the performance obligations are satisfied.

The following table disaggregates our net sales by product category across our two reportable segments (in thousands):

	Three months ended September 30, 2026				Three months ended September 30, 2025
	Wholesale	Retail	Eliminations(1)	Total	Wholesale	Retail	Eliminations(1)	Total
Upholstery(2)	$40,919	$53,971	$(31,622)	$63,268	$44,308	$61,078	$(34,270)	$71,116
Case goods(3)	22,485	29,693	(17,398)	34,780	27,351	33,719	(19,191)	41,879
Accents(4)	16,096	25,165	(14,745)	26,516	16,248	27,068	(15,079)	28,237
Other(5)	(500)	5,538	-	5,038	(946)	6,698	-	5,752
Total	$79,000	$114,367	$(63,765)	$129,602	$86,961	$128,563	$(68,540)	$146,984

(1)	The Eliminations column in the table above represents the elimination of all intercompany wholesale segment sales to the retail segment in each period presented.
(2)	Upholstery includes fabric-covered items such as sleepers, recliners and other motion furniture, chairs, ottomans, custom pillows, sofas, loveseats, cut fabrics and leather.
(3)	Case goods includes items such as beds, dressers, armoires, tables, chairs, buffets, entertainment units, home office furniture and wooden accents.
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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities at September 30, 2026 or June 30, 2026.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and June 30, 2026. We did not have any transfers between levels of fair value measurements during the periods presented.

		Fair Value Measurements at September 30, 2026
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds(1)	Cash and cash equivalents	$92,157	$-	$-	$92,157

		Fair Value Measurements at June 30, 2026
Financial Assets	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Corporate money market funds(1)	Cash and cash equivalents	$30,998	$-	$-	$30,998
U.S. Treasury bills	Investments, short-term	-	59,622	-	59,622
U.S. Treasury notes	Investments, long-term	-	54,244	-	54,244
Total		$30,998	$113,866	$-	$144,864

(1)	Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

There were no investments that have been in a continuous loss position for more than one year, and there have been no other-than-temporary impairments recognized.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. We did not record any other-than-temporary impairments on assets required to be measured at fair value on a non-recurring basis during fiscal 2027 or 2026.

Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only. We had no outstanding bank borrowings at September 30, 2026 and June 30, 2026. We have historically categorized our outstanding bank borrowings as a Level 2 liability.

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

The Company's lease terms and discount rates are as follows:

	September 30,
	2026	2025
Weighted average remaining lease term (in years)
Operating leases	5.1	5.6
Financing leases	0.6	1.6
Weighted average discount rate
Operating leases	6.1%	6.1%
Financing leases	5.6%	5.6%

The following table discloses the location and amount of our operating and financing lease costs within our consolidated statements of comprehensive income (in thousands):

		Three months ended September 30,
	Statements of Comprehensive Income Location	2026	2025
Operating lease cost(1)	SG&A expenses	$8,236	$8,367
Financing lease cost
Depreciation of property	SG&A expenses	87	87
Interest on lease liabilities	Interest and other financing costs	4	9
Short-term lease cost(2)	SG&A expenses	2	2
Variable lease cost(3)	SG&A expenses	2,576	2,643
Less: Sublease income	SG&A expenses	(319)	(413)
Total lease expense		$10,586	$10,695

(1)	Lease expense for operating leases consists of both fixed and variable components. Expenses related to fixed lease payments are recognized on a straight-line basis over the term of the lease.

(2)	Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and instead expensed on a straight-line basis over the term of the lease.

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table reconciles the undiscounted future minimum lease payments (by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on our consolidated balance sheets at September 30, 2026 (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2027 (remaining nine months)	$25,215	$226
2028	31,138	-
2029	26,594	-
2030	19,267	-
2031	12,902	-
Thereafter	21,467	-
Total undiscounted future minimum lease payments	136,583	226
Less: imputed interest	(19,278)	(3)
Total present value of lease obligations(1)	$117,305	$223

(1)	Excludes future commitments under short-term operating lease agreements of $0.3 million at September 30, 2026.

At September 30, 2026, we had one operating lease for a new retail design center which had not yet commenced and was therefore not part of the tables above nor included in the lease ROU assets and liabilities. The operating lease will commence when we obtain possession of the underlying leased asset, which is expected during the third quarter of fiscal 2027. The lease is for a period of ten years and has aggregate undiscounted future lease payments of $3.7 million.

At September 30, 2026 we did not have any financing leases that had not yet commenced.

Other supplemental information for our leases is as follows (in thousands):

	Three months ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,584	$8,716
Operating cash flows from financing leases	$96	$90
Operating lease assets obtained in exchange for operating lease liabilities	$3,734	$9,983
Financing lease obligations obtained in exchange for new financing lease assets	$-	$-

(7)	Investments

We had no investments in debt securities at September 30, 2026 compared with $113.9 million at June 30, 2026. During the first quarter of fiscal 2027, we sold our previously held investments in available-for-sale securities (U.S. treasuries), which resulted in $115.0 million of net proceeds. All unrealized gains and losses that were previously included in Accumulated other comprehensive loss within our consolidated balance sheet were reversed and recorded within Interest and other income, net on our consolidated statement of comprehensive income.

Our debt securities at June 30, 2026 are presented below in accordance with their stated maturities (in thousands):

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

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, and net realizable value and are summarized as follows (in thousands):

	September 30,	June 30,
	2026	2026
Finished goods	$119,148	$114,551
Work in process	13,092	11,544
Raw materials	23,101	23,893
Inventory reserves	(1,517)	(1,525)
Inventories, net	$153,824	$148,463

(9)	Property, Plant and Equipment

Property, plant and equipment are summarized as follows (in thousands):

	September 30,	June 30,
	2026	2026
Land and improvements	$78,036	$78,111
Building and improvements	366,033	367,070
Machinery and equipment	120,138	119,477
Property, plant and equipment, gross	564,207	564,658
Less: accumulated depreciation and amortization	(360,783)	(359,007)
Property, plant and equipment, net	$203,424	$205,651

We recorded depreciation and amortization expense of $3.7 million and $3.8 million, respectively, for the three months ended September 30, 2026 and 2025.

(10)	Goodwill and Intangible Assets

Our goodwill and intangible assets are comprised of goodwill, which represents the excess of cost over the fair value of net assets acquired, and our Ethan Allen trade name and related trademarks. Both goodwill and indefinite-lived intangible assets are not amortized as they are estimated to have an indefinite life. At September 30, 2026 and June 30, 2026, we had $25.4 million of goodwill and $19.7 million of indefinite-lived intangible assets, all of which is assigned to our wholesale reporting unit. Our wholesale reporting unit is principally involved in the development of the Ethan Allen brand and encompasses all aspects of design, manufacturing, sourcing, marketing, sale and distribution of the Company’s broad range of home furnishings and accents.

We test our wholesale goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Consistent with the timing of prior years, we performed our annual goodwill impairment test during the fourth quarter of fiscal 2026 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our wholesale reporting unit was greater than its respective carrying value and no impairment charge was required. We also performed our annual indefinite-lived intangible asset impairment test during the fourth quarter of fiscal 2026 utilizing a qualitative analysis and concluded it was more likely than not the fair value of our trade name was greater than its carrying value and no impairment charge was required. In performing the qualitative assessments, we considered factors such as macroeconomic conditions, industry and market conditions in which we operate including the competitive environment, significant adverse changes in client demand, a product recall or an adverse action or assessment by a regulator. We also considered our stock price both in absolute terms and in relation to peer companies.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

(11)	Restructuring and Other Charges, Net of Gains

Restructuring and other charges, net of gains were as follows (in thousands):

	Three months ended September 30,
	2026	2025
Proxy contest fees(1)	$1,261	$-
Retail design center charges, net of insurance recoveries(2)	(744)	-
Lease exit costs(3)	-	550
Severance and other charges	80	(16)
Total Restructuring and other charges, net of gains	$597	$534

(1)

Proxy contest fees totaling $1.26 million include expenses incurred to retain Georgeson as our proxy solicitor, fees of outside legal and public relations advisors to advise the Company in connection with the contested solicitation of proxies, increased mailing costs, such as the costs of additional mailings of solicitation materials to stockholders, including printing costs, mailing costs and the reimbursement of reasonable expenses of banks, brokerage firms and other agents incurred in forwarding solicitation materials to beneficial owners, as described above, and the costs of retaining independent inspectors of election. The Company paid $0.33 million in proxy contest fees during the first quarter of fiscal 2027, resulting in an accrual of $0.93 million reported within Accounts payable and accrued expenses on the consolidated balance sheet as of September 30, 2026.

(2)

Our retail design center located in Woodbury, Minnesota sustained damage from a flood during fiscal 2026. Insurance proceeds of $1.65 million were received by the Company during the first quarter of fiscal 2027, which helped to offset $0.91 million in flood-related charges, for a net pre-tax gain of $0.74 million. The insurance proceeds received of $1.65 million were classified in the consolidated statements of cash flows based on the nature of the underlying loss, thus $0.95 million received for the reimbursement of cleanup costs was disclosed within operating activities while the remaining $0.7 million received for the reconstruction of the damaged building was reported within investing activities. The Company is currently working to reopen the damaged design center while operating in a nearby temporary location.

(3)

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

Restructuring payments made by the Company during the three months ended September 30, 2026 were $0.8 million, which were for the 2026 proxy contest, Woodbury, Minnesota design center cleanup costs, severance and other costs.

(12)	Credit Agreement

On January 26, 2022, the Company and most of its domestic subsidiaries (the “Loan Parties”) entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amends and restates the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Company is currently in the process of amending and extending its Credit Agreement, with plans to renew it prior to maturity date. The Credit Agreement also provides the Company with an option to increase the size of the facility up to an additional amount of $60 million. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense within Interest and other financing costs in the consolidated statements of comprehensive income over the remaining life of the Credit Agreement using the effective interest method.

Availability. The availability of credit at any given time under the Facility will be constrained by the terms and conditions of the Credit Agreement, including the amount of collateral available, a borrowing base formula based upon numerous factors including the value of eligible inventory and eligible accounts receivable, and other restrictions contained in the Facility. All obligations under the Facility are secured by assets of the Loan Parties including inventory, receivables and certain types of intellectual property. Total borrowing base availability under the Facility was $121.5 million at September 30, 2026 and $121.2 million at June 30, 2026.

Borrowings. At the Company’s option, borrowings under the Facility bear interest, based on the average quarterly availability, at an annual rate of either (a) Adjusted Term Secured Overnight Financing Rate “SOFR” Rate (defined as the Term SOFR Rate for such interest period plus 0.10%) plus 1.25% to 2.0%, or (b) Alternate Base Rate (defined as the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York (NYRFB) rate plus 0.5%, or (iii) the Adjusted Term SOFR Rate for a one-month interest period plus 1.0%) plus 0.25% to 1.0%. We had no outstanding borrowings under the Facility at September 30, 2026, June 30, 2026, or at any time during fiscal 2027 and 2026. Since we had no outstanding borrowings during fiscal 2027 and 2026, there was no related interest expense during these periods.

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

The Facility does not contain any significant financial ratio covenants or coverage ratio covenants other than a fixed charge coverage ratio covenant based on the ratio of (a) EBITDA, plus cash Rentals, minus Unfinanced Capital Expenditures to (b) Fixed Charges, as such terms are defined in the Facility. The fixed charge coverage ratio covenant, set at 1.0 to 1.0 and measured on a trailing period of four consecutive fiscal quarters, only applies in certain limited circumstances, including when the unused availability under the Facility drops below $14.0 million. At no point during fiscal 2027 or 2026, did the unused availability under the Facility fall below $14.0 million, thus the Fixed-Charge Coverage Ratio (FCCR) Covenant did not apply. At September 30, 2026 and June 30, 2026, we were in compliance with all the covenants under the Facility.

Letters of Credit. At September 30, 2026 and June 30, 2026, there were $3.5 million and $3.8 million, respectively, of standby letters of credit outstanding under the Facility.

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

Income tax expense totaled $0.7 million and $3.6 million for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate was 30.0% and 25.4%, respectively, for the three months ended September 30, 2026 and September 30, 2025. The year-over-year change in the effective tax rate was driven from the valuation allowance on foreign deferred tax assets and interest on unrecognized tax benefits that had a disproportionate impact on the quarterly tax rate. For the three months ended September 30, 2026 our effective tax rate varies from the 21% federal statutory rate due to state income taxes, the valuation allowance on foreign deferred tax assets and interest on unrecognized tax benefits. The prior year first quarter effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

We recognize interest and penalties related to income tax matters as a component of income tax expense. At September 30, 2026, we had $3.9 million of unrecognized tax benefits compared with $3.8 million at June 30, 2026. It is reasonably possible that various matters relating to $1.2 million of the total gross unrecognized tax benefits at September 30, 2026 will be resolved within the next 12 months as exams are completed or statutes expire. If recognized, $1.0 million of unrecognized tax benefits would reduce our income tax expense in the period realized.

(14)	Earnings Per Share

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share (“EPS”):

	Three months ended
	September 30,
(in thousands, except per share data)	2026	2025
Numerator (basic and diluted):
Net income available to common shareholders	$1,683	$10,451
Denominator:
Basic weighted average shares common shares outstanding	25,326	25,565
Dilutive effect of stock options and other share-based awards(1)	33	54
Diluted weighted average shares common shares outstanding	25,359	25,619

Earnings per share:
Basic	$0.07	$0.41
Diluted	$0.07	$0.41

(1) Dilutive potential common shares consist of stock options, restricted stock units and performance units.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

At September 30, 2026 and 2025, total share-based awards of 66,035 and 60,137, respectively, were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

At September 30, 2026 and 2025, the number of performance units excluded from the calculation of diluted EPS were 262,133 and 215,890, respectively. Contingently issuable shares with performance conditions are evaluated for inclusion in diluted EPS if, at the end of the current period, conditions would be satisfied as if it were the end of the contingency period.

(15)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on our investments. Foreign currency translation adjustments are the result of changes in foreign currency exchange rates related to our operations in Canada, Honduras and Mexico. Assets and liabilities are translated into U.S. dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. All unrealized gains and losses on investments are included in Accumulated Other Comprehensive Loss within our consolidated balance sheets. The tax effect of unrealized gains included in accumulated other comprehensive loss was $0.2 million and less than $0.1 million at September 30, 2026 and June 30, 2026, respectively.

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2026	June 30, 2026
Accumulated foreign currency translation adjustments	$(5,146)	$(4,199)
Accumulated unrealized gains on investments, net of tax	-	(412)
	$(5,146)	$(4,611)

The following table sets forth the activity in accumulated other comprehensive loss (in thousands):

	2026	2025
Beginning balance at July 1	$(4,611)	$(5,688)
Other comprehensive income (loss), net of tax	(535)	584
Less AOCL attributable to noncontrolling interests	-	1
Ending balance at September 30	$(5,146)	$(5,103)

(16)	Share-Based Compensation

We recognized total share-based compensation expense of $0.3 million for both the three months ended September 30, 2026 and 2025. These amounts have been included in the consolidated statements of comprehensive income within SG&A expenses. At September 30, 2026, $2.2 million of total unrecognized compensation expense related to non-vested stock-based awards is expected to be recognized over a weighted average period of 2.2 years. There was no share-based compensation capitalized during the three months ended September 30, 2026 and 2025.

At September 30, 2026, there were 1,026,199 shares of common stock available for future issuance pursuant to The Ethan Allen Interiors Inc. Stock Incentive Plan (the “Plan”), which provides for the grant of stock-based awards including stock options, restricted stock and stock units. All stock-based awards are approved by the Compensation Committee of the Board of Directors after consideration of recommendations proposed by the Chief Executive Officer. Company policy requires an additional one-year holding period beyond the service vest date for executive officers and members of the Board of Directors.

Stock Option Activity

Employee Stock Option Grants. There were no stock option awards granted to employees during the three months ended September 30, 2026 and 2025.

Non-Employee Stock Option Grants. The Plan also provides for the grant of stock-based awards to non-employee directors of the Company. There were no stock option awards granted to non-employee directors during the three months ended September 30, 2026. In the prior year period, we granted 16,905 stock options at an exercise price of $29.58. These stock options vest in three equal annual installments beginning on the first anniversary of the date of grant so long as the director continues to serve on the Company’s Board of Directors. All options granted to directors have an exercise price equal to the fair market value of our common stock on the date of grant and remain exercisable for a period of up to ten years, subject to continuous service on our Board of Directors. At September 30, 2026, $0.1 million of total unrecognized compensation expense related to unvested non-employee stock options is expected to be recognized over a weighted average remaining period of 1.5 years.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

There were 2,879 stock options that expired during the first three months of fiscal 2027, leaving a total of 77,901 stock options outstanding at September 30, 2026, with a weighted average exercise price of $26.70 and a weighted average grant date fair value of $6.38. There were no pre-vesting stock option forfeitures during the first quarter of fiscal 2027.

Restricted Stock Unit Activity

During the first three months of fiscal 2027, we granted 35,710 non-performance based restricted stock units (“RSUs”), with a weighted average grant date fair value of $19.14. Of the total granted, 30,486 RSUs were awarded to employees with the remaining 5,224 to non-employee directors of the Company. The RSUs granted to employees and non-employee directors on August 5, 2026 entitle the holder to receive the underlying shares of common stock as the unit vests over the relevant vesting period. The RSUs do not entitle the holder to receive dividends declared on the underlying shares while the RSUs remain unvested and vest in three equal annual installments on the anniversary of the date of grant. In the prior year period, we granted 20,789 RSUs with a weighted average grant date fair value of $23.69 which vest in three equal annual installments on the anniversary date of the grant.

A total of 19,501 RSUs vested during the first three months of fiscal 2027, resulting in 56,399 RSUs unvested and outstanding at September 30, 2026, with a weighted average grant date fair value of $20.85. At September 30, 2026, $1.1 million of total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted average remaining period of 2.3 years.

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

During the first three months of fiscal 2027, we granted 119,946 PSUs with a weighted average grant date fair value of $18.09 compared with 88,526 PSUs at a weighted average grant date fair value of $22.77 in the prior year. The number of awards that will vest, as well as unearned and canceled awards, depend on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with us through the end of the three-year performance periods. We account for PSU awards as equity-based awards because upon vesting, they will be settled in common shares. We expense as compensation cost the fair value of the PSUs as of the grant date and amortize expense ratably over the total performance and time vest period, considering the probability that we will satisfy the performance goals.

During the first three months of fiscal 2027, 9,640 PSUs vested, leaving 421,904 PSUs unvested and outstanding at September 30, 2026, with a weighted average grant date fair value of $22.07. Unrecognized compensation expense at September 30, 2026, related to PSUs, was $1.0 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted average remaining period of 2.0 years.

(17)	Segment Information

Ethan Allen conducts business globally and has strategically aligned its business into two reportable segments: Wholesale and Retail. These two segments represent strategic business areas of our vertically integrated enterprise that operate separately and provide their own distinctive services. Our operating segments are aligned with how the Company, including our chief operating decision maker (the “CODM”) who is the Chairman of our Board, President and Chief Executive Officer, evaluates the operating results and performance of the business.

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

The following tables present net sales and operating income by segment (in thousands):

	Three months ended September 30, 2026
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$79,000	$114,367	$(63,765)	$129,602
Less significant expense categories:
Selling expenses and cost of sales	61,087	90,103	(62,354)	88,836
General and administrative expenses	8,308	25,558	-	33,866
Advertising expenses	2,749	1,906	-	4,655
Restructuring and other charges, net of gains	1,455	(858)	-	597
Operating income (loss)	5,401	(2,342)	(1,411)	1,648
Interest and other income, net	804	7	-	811
Interest and other financing costs	56	-	-	56
Income (loss) before income taxes	$6,149	$(2,335)	$(1,411)	$2,403

	Three months ended September 30, 2025
	Wholesale	Retail	Intersegment Eliminations	Consolidated
Net sales	$86,961	$128,563	$(68,540)	$146,984
Less significant expense categories:
Selling expenses and cost of sales	66,757	98,697	(69,182)	96,272
General and administrative expenses	8,992	26,147	-	35,139
Advertising expenses	3,381	1,691	-	5,072
Restructuring and other charges, net of gains	(83)	617	-	534
Operating income	7,914	1,411	642	9,967
Interest and other income, net	4,080	18	-	4,098
Interest and other financing costs	59	-	-	59
Income before income taxes	$11,935	$1,429	$642	$14,006

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table presents additional information by segment (in thousands):

	Three months ended
	September 30,
	2026	2025
Depreciation and amortization
Wholesale segment	$1,639	$1,619
Retail segment	2,072	2,225
Consolidated total	$3,711	$3,844

Capital expenditures
Wholesale segment	$1,575	$398
Retail segment	1,822	2,006
Consolidated total	$3,397	$2,404

	September 30,	June 30,
Total Assets	2026	2026
Wholesale segment	$275,441	$372,065
Retail segment	384,438	374,729
Inventory profit elimination(1)	(28,469)	(27,121)
Consolidated total	$631,410	$719,673

(1)	Represents the wholesale profit contained in the retail segment inventory that has not yet been realized. These profits are realized when the related inventory is sold.

(18)	Commitments and Contingencies

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

Material Cash Requirements from Contractual Obligations. As disclosed in our 2026 Annual Report on Form 10-K, we had total contractual obligations of $183.1 million, including $140.8 million related to our undiscounted operating lease obligations and $22.5 million of open purchase orders at June 30, 2026. Except for $8.6 million in operating lease payments made to our landlords and $3.7 million of operating lease assets obtained in exchange for $3.7 million of operating lease liabilities during the first three months of fiscal 2027, there were no other material changes, outside of the ordinary course of business, in our contractual obligations as previously disclosed in our 2026 Annual Report on Form 10-K.

Legal Matters. We are routinely party to various legal proceedings in the ordinary course of business, including investigations or as a defendant in litigation. On a quarterly basis, we review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by ASC 450, Contingencies. Where we determine an unfavorable outcome is probable and is reasonably estimable, we accrue for potential litigation losses. Although the outcome of the various claims and proceedings against us cannot be predicted with certainty, management believes that, based on information available at September 30, 2026, the likelihood is remote that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

The MD&A is based upon, and should be read in conjunction with, our 2026 Annual Report on Form 10-K, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”), and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected. Actual results could differ materially from those anticipated in the forward-looking statements due to a number of risks and uncertainties including, but not limited to the risks and uncertainties disclosed in Part I, Item 1A, Risk Factors, in our 2026 Annual Report on Form 10-K, and elsewhere here in this Quarterly Report on Form 10-Q.

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

Executive Overview

Who We Are. Founded in 1932, Ethan Allen is a leading interior design company, manufacturer and retailer in the home furnishings marketplace. We are a global luxury home fashion brand that is vertically integrated from product design through home delivery, which offers clients stylish product offerings, artisanal quality and personalized service. We are known for the quality and craftsmanship of our products as well as for the exceptional personal service from design to delivery. We provide complimentary interior design service to our clients and sell a full range of home furnishings through a retail network of design centers located throughout the U.S. and internationally as well as online at www.ethanallen.com.

Ethan Allen design centers represent a mix of locations operated by independent licensees and Company-operated locations. At September 30, 2026, the Company operated 142 retail design centers, 137 located in the U.S. and 5 in Canada. Our independently operated design centers are located in the U.S., Asia, the Middle East and Europe. During the first quarter of fiscal 2027, we opened new Company-operated design centers in Victoria Gardens (CA) and Aventura (FL).

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

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Ethan Allen focuses on the key areas of talent, service, marketing, technology and social responsibility. Our initiatives to introduce new products, run strong marketing campaigns, invest in our North American manufacturing, and maintain our logistics network throughout North America have positioned us well for sustained profitability and returning value to shareholders.

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

We have undertaken a significant repositioning of our vertically integrated enterprise, including resizing many of our retail design centers. Our strategic priorities include translating these investments into profitable growth by bringing together our product offerings, interior design services, manufacturing and logistics. Our digital and marketing investments, including product visualization and 3D room-planning tools, are intended to strengthen customer engagement, showcase our products and interior design services, and connect customers with our design centers. Our strategy is designed to support long-term shareholder value while maintaining financial discipline. Our priorities are designed to support profitable and sustainable growth as we remain focused on disciplined investment, financial flexibility and long-term shareholder value.

Talent. At September 30, 2026, our employee count totaled 2,988, with 2,069 within our wholesale segment and 919 in our retail segment. Our employee count decreased 6.3% compared with a year ago, with 44 fewer employees in retail and 157 fewer employees in wholesale. We continually look for opportunities to strengthen our teams while at the same time optimizing headcount through operational efficiencies.

Fiscal 2027 First Quarter in Review (1). Consolidated net sales were $129.6 million, an 11.8% decrease from the prior year quarter primarily due to lower available starting backlog, reduced traffic, fewer contract sales, lower delivered unit volume and a challenging environment for home furnishings partially offset by higher average ticket price and incremental designer floor sample sales. Despite a sluggish start, we improved our written order business throughout the first quarter through a combination of increased marketing, higher levels of promotion and the introduction of new products. Retail segment written orders ended the quarter down 1.2% to last year while our wholesale segment written orders declined 1.3%. We maintained a strong consolidated gross margin of 59.6%, lower than last year primarily due to incremental tariffs partially offset by selective price increases. Our operating margin was 1.3% compared to 6.8% a year ago while diluted EPS was $0.07 compared with $0.41 a year ago. Adjusted operating margin in the current year first quarter was 2.2% while adjusted diluted EPS was $0.10. Lower operating margin reflects the combination of fewer consolidated net sales and the impact of tariffs partially offset by our focus on cost control and operational efficiencies. Our ability to manufacture approximately 75% of our furniture in our own North American facilities remains a major advantage combined with a vertically integrated enterprise including 172 retail design centers in North America and 12 more internationally. Our latest state-of-the-art design center located in Aventura, Florida, opened in September 2026 with more planned openings in fiscal 2027. We also continued our history of paying dividends to shareholders by paying a regular quarterly cash dividend of $0.39 per share or $9.9 million as well as special dividends of $3.25 or $82.3 million. Cash and cash equivalents totaled $92.2 million at September 30, 2026 and we had no outstanding debt. We recently held our annual convention under the theme of We’re Just Getting Started and our upholstery operation in Silao, Mexico was named a Great Place to Work for the ninth consecutive year.

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Key Operating Metrics

A summary of our key operating metrics is presented in the following table (in millions, except per share data):

	Three months ended September 30,
	2026	% of Sales	2025	% of Sales	% Chg
Net sales	$129.6		$147.0		(11.8%)
Gross profit	$77.3	59.6%	$90.2	61.4%	(14.3%)
Operating income	$1.6	1.3%	$10.0	6.8%	(83.5%)
Adjusted operating income(1)	$2.8	2.2%	$10.6	7.2%	(73.4%)
Net income	$1.7	1.3%	$10.5	7.1%	(83.9%)
Adjusted net income(1)	$2.6	2.0%	$10.9	7.4%	(76.6%)
Diluted EPS	$0.07		$0.41		(82.9%)
Adjusted diluted EPS(1)	$0.10		$0.43		(76.7%)
Cash flow from operating activities	$(0.8)		$16.8		(104.7%)
Wholesale written orders					(1.3%)
Retail written orders					(1.2%)

(1)	Refer to the Regulation G Reconciliations of Non-GAAP Financial Measures section within the MD&A for the reconciliation of GAAP to adjusted key financial metrics.

Design center activity and geographic distribution of our retail network are as follows:

	Fiscal 2027			Fiscal 2026
	Independent	Company-		Independent	Company-
	retailers	operated	Total	retailers	operated	Total
Retail Design Center activity:
Balance at July 1	43	141	184	45	142	187
New locations	-	2	2	1	2	3
Closures	(1)	(1)	(2)	(1)	(1)	(2)
Balance at September 30	42	142	184	45	143	188
Relocations (in new and closures)	-	1	1	-	1	1

Retail Design Center geographic locations:
United States	30	137	167	30	138	168
Canada	-	5	5	-	5	5
Europe	1	-	1	1	-	1
Middle East and Asia	11	-	11	14	-	14
Total	42	142	184	45	143	188

Results of Operations

For an understanding of the significant factors that influenced our financial performance during the three months ended September 30, 2026 and 2025, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended
	September 30,
	2026	2025	% Change
Consolidated net sales	$129,602	$146,984	(11.8%)
Wholesale net sales	$79,000	$86,961	(9.2%)
Retail net sales	$114,367	$128,563	(11.0%)
Consolidated gross profit	$77,307	$90,198	(14.3%)
Consolidated gross margin	59.6%	61.4%

Net Sales

Consolidated net sales decreased $17.4 million or 11.8% for the three months ended September 30, 2026 compared with the same prior year period. The decrease was due to lower Retail segment net sales, a decline in contract sales and fewer international shipments partially offset by increased average ticket price and incremental designer floor sample sales from new product introductions.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Wholesale - Wholesale net sales decreased $8.0 million or 9.2% for the three months ended September 30, 2026 compared to the same prior year period due to lower contract sales, including shipments to the U.S. government General Services Administration (“GSA”), fewer international sales and a decline in sales to both our company owned and independent retail network partially offset by an increase in price per unit shipped. Lower levels of intercompany sales to our retail segment were driven by less available starting backlog. Backlog represents all written orders received that have not yet been delivered. Excluding intersegment sales to our retail segment, wholesale net sales decreased $3.2 million compared to the prior year. Contract sales declined by 57.6% in the first quarter of the current year compared with a year ago as the change in presidential administration in 2025 combined with the current macroeconomic and political environment led to delayed purchasing decisions. International sales represented 0.5% of total wholesale net sales during the first quarter of fiscal 2027 compared with 1.1% in the prior year quarter, with declines noted in shipments to both the Middle East and China.

Wholesale written orders, which represent orders booked through all of our channels, were down 1.3% for the three months ended September 30, 2026 compared to the same prior year period driven primarily by fewer international and contract orders. Global unrest combined with macroeconomic uncertainty created near-term pressure, particularly internationally and with our contract business. Orders from intersegment Company-operated design centers was flat while our independent U.S. retail network increased by 6.2%. Wholesale backlog was $55.0 million at September 30, 2026, up 2.7% from a year ago primarily from the strong incoming order flow in August and the beginning of September 2026 combined with timing of contract orders. The number of weeks of wholesale backlog at September 30, 2026 was comparable to a year ago.

Retail - Retail net sales decreased $14.2 million or 11.0% for the three months ended September 30, 2026 compared with the same prior year period. The decrease was driven by lower starting backlog, timing of incoming orders during the quarter, reduced manufacturing production and lower home delivery revenue partially offset by higher designer floor sample sales and an increase in the average Retail ticket price. Retail starting backlog on June 30, 2026 was 17% lower than the year prior, which when combined with a slow start to the quarter for written orders, negatively impacted net sales. Designer floor sample sales were up 17.9% in the current year first quarter and represented 4.5% of Retail net sales, up from 3.4% a year ago, primarily due to new product introductions.

Retail written orders for the three months ended September 30, 2026 were down 1.2% compared to the same prior year period partially due to the decline in traffic combined with the uncertainty created by the mid-term elections and a net decrease of one design center in the last 12 months partially offset by a higher volume of written e-commerce orders.

There were 142 Company-operated design centers at September 30, 2026. During the just completed first quarter we relocated our Puente Hills, CA design center to Victoria Gardens, CA and opened a new design center in Aventura, FL.

Gross Profit and Margin

Consolidated gross profit decreased $12.9 million for the three months ended September 30, 2026 compared with the same prior year period. The decrease in gross profit was driven primarily by lower net sales, incremental tariffs, increased designer floor sample sales, lower premier home delivery revenue and reduced levels of manufacturing production which led to higher variances partially offset by a change in sales mix and a higher average ticket price. Wholesale gross profit decreased 12.6% due to lower contract sales, a reduction in delivered unit volume, incremental tariffs and increased manufacturing input costs partially offset by lower employee compensation. Retail gross profit decreased 11.9% primarily due to lower net sales and a reduction in home delivery revenue partially offset by increased designer floor sample sales and a higher average ticket price.

Consolidated gross margin was 59.6% for the three months ended September 30, 2026 compared with 61.4% in the prior year period. Our fiscal 2027 first quarter consolidated gross margin declined 180 basis points primarily due to incremental tariffs, higher designer floor sample sales and reduced manufacturing production partially offset by a change in the sales mix, reduced headcount and a higher average ticket price. Our sales mix, which represents the percentage of retail sales compared to total consolidated sales, increased to 88.2% in the current year, up from 87.5% in the prior year due to lower contract sales within our wholesale segment. Wholesale gross margin for the first quarter was down 130 basis points due to incremental tariffs, lower contract sales and unfavorable manufacturing variances from lower production including higher overhead costs. Retail gross margin declined 50 basis points compared with the prior year period due to higher designer floor sample sales that carry a lower average margin and less premier home delivery revenue partially offset by higher average ticket price from selective price increases.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SG&A Expenses and Operating Income

(in thousands)	Three months ended
	September 30,
	2026	2025	% Change
SG&A expenses	$75,062	$79,697	(5.8%)
Restructuring and other charges, net of gains	$597	$534
Consolidated operating income	$1,648	$9,967	(83.5%)
Consolidated GAAP operating margin	1.3%	6.8%
Consolidated adjusted operating margin	2.2%	7.2%
Wholesale operating income	$5,401	$7,914	(31.8%)
Retail operating (loss) income	$(2,342)	$1,411	NM

SG&A expenses decreased 5.8% for the three months ended September 30, 2026 compared with the same prior year period. When expressed as a percentage of sales, SG&A expenses for the quarter were 57.9%, up from 54.2% in the prior year first quarter primarily due to fixed cost deleveraging from lower delivered sales.

Consolidated selling expenses were down 7.5% during the first quarter of fiscal 2027 primarily due to the 11.8% reduction in consolidated net sales. Lower sales led to less variable expenses, including fewer delivery costs and commissions. Retail selling expenses were down 4.3% due to lower delivery volume and variable compensation partially offset by increased fuel surcharges and merchandising aids for new product introductions. Wholesale selling expenses, which include our national logistics, decreased 16.5% due to lower distribution volumes, less outbound freight, reduced headcount including lower compensation, fewer employee benefit costs, temporary decline in marketing costs and decreased fees associated with our contract business. Our consolidated advertising expenses were down 8.2% compared to the prior year due to the timing of current year direct mail campaigns compared to the prior year. Marketing expenses represented 3.6% of consolidated net sales in the fiscal 2027 first quarter, up from 3.5% in the prior year period. We anticipate marketing expenses to increase during the remainder of fiscal 2027, and are projected to be 18% higher on a full year basis.

Consolidated general and administrative expenses during the first quarter of fiscal 2027 were down 3.6% compared to the prior year period primarily due to lower employee benefit costs and reduced headcount partially offset by incremental increases in technology, software and cyber-related expenses. Wholesale general and administrative expenses were 7.6% lower than a year ago primarily due to lower employee benefit costs. Retail general and administrative expenses decreased by 2.3% from lower occupancy costs from one less design center and reduced headcount. Compared to a year ago, our consolidated headcount is down 6.3%, with our Wholesale segment declining by 7.1% and Retail at 4.6% less.

Restructuring and other charges, net of gains

A loss of $0.6 million was recorded within Restructuring and other charges, net of gains during the first quarter of fiscal 2027, compared to $0.5 million in the prior year period. Included in the current year first quarter were proxy contest fees of $1.3 million partially offset by insurance proceeds received from our previously disclosed Woodbury, MN design center flood. The prior year restructuring charge of $0.5 million was related to lease exit costs within the Retail segment as a result of an early termination of a lease.

Consolidated Operating Income

Consolidated operating income of $1.6 million decreased by $8.3 million for the three months ended September 30, 2026, compared to the same prior year period. As a percentage of net sales, consolidated operating income for the first quarter of fiscal 2027 was 1.3%, compared to 6.8% in the prior year. Adjusted operating margin for the first quarter of fiscal 2027 was 2.2% compared with 7.2% in the prior year. Reduced operating income during the first quarter was driven by lower sales and a reduction in gross margin from incremental tariffs partially offset by the 5.8% reduction in SG&A expenses from lower variable expenses, less employee compensation and lower advertising.

Wholesale operating income was $5.4 million for the three months ended September 30, 2026 compared with $7.9 million for the same prior year period. As a percentage of net sales, wholesale operating income was 6.8%, compared to 9.1% in the prior year. Adjusted wholesale operating margin, which excludes the impact of the proxy contest fees and other non-recurring items, was 9.4%, up from 9.1% in the prior year. While our adjusted Wholesale operating income declined by $0.5 million due to lower sales and incremental tariffs, our adjusted Wholesale adjusted operating margin improved by 30 basis points due to reduced variable expenses, strong cost control, reduced headcount and lower marketing costs.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Retail operating loss was $2.3 million for the three months ended September 30, 2026 compared with operating income of $1.4 million for the same prior year period. As a percentage of net sales, the retail negative operating margin for the first quarter of fiscal 2027 was -2.0% compared to an operating margin of 1.1% in the prior year. The decrease in retail operating income and margin was due to lower net sales, the 50-basis point decline in retail gross margin and incremental costs from higher fuel surcharges and merchandising aids partially offset by reduced variable costs from lower net sales and higher average ticket price.

Other Income (Expense)

(in thousands)	Three months ended
	September 30,
	2026	2025	% Change
Interest and other income, net	$811	$4,098	(80.2%)
Interest and other financing costs	$56	$59	(5.1%)

Interest and other income, net includes interest income, foreign currency gains or losses and other income (expense), net. Interest and other income, net was $0.8 million for the three months ended September 30, 2026, down from $4.1 million a year ago due to lower interest rates and reduced interest-bearing cash and investments combined with a contract modification fee received during the prior year first quarter which was related to our former private label card provider.

Income Tax Expense, Net Income and Diluted EPS

(in thousands)	Three months ended
	September 30,
	2026	2025	% Change
Income tax expense	$720	$3,555	(79.7%)
Effective tax rate	30.0%	25.4%
Net income	$1,683	$10,451	(83.9%)
Adjusted Net income	$2,551	$10,902	(76.6%)
Diluted EPS	$0.07	$0.41	(82.9%)
Adjusted Diluted EPS	$0.10	$0.43	(76.7%)

Income Tax Expense

Income tax expense was $0.7 million for the three months ended September 30, 2026 compared with $3.6 million in the same prior year period. Our consolidated effective tax rate was 30.0% in the current year first quarter compared with 25.4% a year ago. Lower income tax expense was due to the reduction in income before income taxes. Our effective tax rate varies from the 21% federal statutory rate primarily due to state income taxes, the valuation allowance on foreign deferred tax assets and interest on unrecognized tax benefits.

Net Income

Net income was $1.7 million for the three months ended September 30, 2026 compared with $10.5 million in the same prior year period. Adjusted net income was $2.6 million during the first quarter of fiscal 2027. The decline in net income was driven by lower net sales combined with incremental tariffs partially offset by decreased SG&A expenses.

Diluted EPS

Diluted EPS was $0.07 for the three months ended September 30, 2026 compared to $0.41 in the same prior year period. Adjusted diluted EPS was $0.10 during the first quarter of fiscal 2027. The decrease in diluted EPS was driven by deleveraging from lower net sales combined with incremental tariffs.

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

The following tables show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures:

(in thousands, except per share amounts)	Three months ended
	September 30,
	2026	2025	% Change
Consolidated Adjusted Operating Income / Operating Margin
GAAP Operating income	$1,648	$9,967	(83.5%)
Adjustments (pre-tax) *	1,162	604
Adjusted operating income *	$2,810	$10,571	(73.4%)

Consolidated net sales	$129,602	$146,984	(11.8%)
GAAP Operating margin	1.3%	6.8%
Adjusted operating margin *	2.2%	7.2%

Consolidated Adjusted Net Income / Adjusted Diluted EPS
GAAP Net income	$1,683	$10,451	(83.9%)
Adjustments, net of tax *	868	451
Adjusted net income	$2,551	$10,902	(76.6%)

Diluted weighted average common shares	25,359	25,619
GAAP Diluted EPS	$0.07	$0.41	(82.9%)
Adjusted diluted EPS *	$0.10	$0.43	(76.7%)

Wholesale Adjusted Operating Income / Adjusted Operating Margin
Wholesale GAAP operating income	$5,401	$7,914	(31.8%)
Adjustments (pre-tax) *	2,020	(13)
Adjusted wholesale operating income *	$7,421	$7,901	(6.1%)

Wholesale net sales	$79,000	$86,961	(9.2%)
Wholesale GAAP operating margin	6.8%	9.1%
Adjusted wholesale operating margin *	9.4%	9.1%

Retail Adjusted Operating Income / Adjusted Operating Margin
Retail GAAP operating (loss) income	$(2,342)	$1,411	NM
Adjustments (pre-tax) *	(858)	617
Adjusted retail operating (loss) income *	$(3,200)	$2,028	NM

Retail net sales	$114,367	$128,563	(11.0%)
Retail GAAP operating margin	(2.0%)	1.1%
Adjusted retail operating margin *	(2.8%)	1.6%

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

* Adjustments to reported GAAP financial measures including operating income and margin, net income and diluted EPS have been adjusted by the following:

	Three months ended
(in thousands)	September 30,
	2026	2025
Proxy contest fees (wholesale)	$1,261	$-
Retail design center charges, net of insurance recoveries (retail)	(744)	-
Lease exit costs (retail)	-	550
Severance and other charges (wholesale)	194	(83)
Severance and other charges (retail)	(114)	67
Other non-restructuring charges (wholesale)	565	70
Adjustments to operating income	$1,162	$604
Related income tax effects on non-recurring items(1)	(294)	(153)
Adjustments to net income	$868	$451

(1) Calculated using the marginal tax rate for each period presented.

Liquidity

Our sources of liquidity include cash and cash equivalents, cash generated from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term requirements and contractual obligations and fulfill other cash requirements for day-to-day operations for at least the next twelve months, as well as to meet long-term liquidity requirements and contractual obligations, finance our long-term growth plans, invest in capital expenditures and pay dividends for the foreseeable future. We are committed to monitoring our liquidity.

Our available liquidity is summarized below:

	September 30,	June 30,
(in thousands)	2026	2026

Cash and cash equivalents	$92,157	$73,628
Investments, short-term	-	59,622
Investments, long-term	-	54,244
Availability under existing credit facility(1)	121,452	121,202
Total Available Liquidity	$213,609	$308,696

(1)

The existing credit facility, which is subject to borrowing base availability, has a maturity date of January 26, 2027. We are currently in the process of amending and extending our credit agreement, with plans to renew it prior to the maturity date.

At September 30, 2026, we had working capital of $122.0 million compared with $157.1 million at June 30, 2026 and a current ratio of 1.8 at September 30, 2026, compared with 2.1 at June 30, 2026. Our working capital decreased by $35.0 million during the first quarter of fiscal 2027 primarily due to the payment of cash dividends partially offset by an increase in inventory and prepaid expenses.

Our non-U.S. subsidiaries held $6.1 million in cash and cash equivalents at September 30, 2026, which we have determined to be indefinitely reinvested.

Summary of Cash Flows

At September 30, 2026, we held cash and cash equivalents of $92.2 million compared with $73.6 million at June 30, 2026. Cash and cash equivalents aggregated to 14.6% of our total assets at September 30, 2026 compared with 10.2% at June 30, 2026. We did not hold any investments as of September 30, 2026 compared with $113.9 million in aggregate short-term and long-term investments at June 30, 2026.

Our cash and cash equivalents increased $18.5 million during the first three months of fiscal 2027 due to $115.0 million of proceeds received from the sale of our short-term and long-term investments partially offset by $92.2 million in cash dividends paid, capital expenditures of $3.4 million and net cash used by operating activities of $0.8 million.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

The following table illustrates the main components of our cash flows:

	Three months ended
(in millions)	September 30,
	2026	2025
Operating activities
Net income	$1.7	$10.5
Non-cash operating lease cost	8.2	8.4
Restructuring and other charges, net of gains	0.6	0.5
Payments on restructuring and other charges	(0.8)	(0.6)
Depreciation and amortization	3.7	3.8
Proceeds from insurance recoveries	0.9	-
Other non-cash items	(0.2)	0.6
Changes in operating assets and liabilities	(14.9)	(6.4)
Net cash (used in) provided by operating activities	$(0.8)	$16.8

Investing activities
Capital expenditures	$(3.4)	$(2.4)
Proceeds from sales of investments, net of purchases	115.0	(0.1)
Proceeds from insurance recoveries	0.7	1.4
Net cash provided by (used in) investing activities	$112.3	$(1.1)

Financing activities
Payment of cash dividends	$(92.2)	$(16.4)
Taxes paid related to net share settlement of equity awards	(0.5)	(1.8)
Payments on financing leases	(0.1)	(0.1)
Net cash used in financing activities	$(92.8)	$(18.3)

Cash (Used in) Provided by Operating Activities

We used $0.8 million in cash from operating activities during the first three months of fiscal 2027 compared with cash provided of $16.8 million in the prior year period primarily due to lower net income, incremental restructuring payments and working capital changes partially offset by insurance proceeds received. Restructuring payments made during the first quarter of fiscal 2027 of $0.8 million were primarily for the Woodbury, MN design center flood repair work and proxy contest fees. Working capital changes were from increased inventory carrying levels along with timing of prepaid expenses partially offset by higher customer deposits. Higher levels of on-hand inventory reflect new product introductions combined with price increases. During the first quarter of fiscal 2027 we received additional insurance proceeds related to the Woodbury, MN design center. These insurance proceeds received were classified in the consolidated statements of cash flows based on the nature of the underlying loss, thus $0.9 million received for the reimbursement of cleanup costs was disclosed within operating activities while the remaining $0.7 million received for the reconstruction of the damaged building was reported within investing activities.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $112.3 million during the first three months of fiscal 2027 compared with cash used of $1.1 million in the prior year. During fiscal 2027, we had $115.0 million of net proceeds received from the liquidation of our short-term and long-term investments. In the prior year, we had $0.1 million of net purchases of investments, which related to $9.9 million of short-term U.S. treasuries that matured during the year and the subsequent reinvestment of $10.0 million. Capital expenditures during the first three months of fiscal 2027 were $3.4 million, up from $2.4 million in the prior year period. During the first quarter of the prior year, we received $1.4 million in insurance proceeds related to a fire within our Vermont sawmill.

Cash Used in Financing Activities

Cash used in financing activities was $92.8 million in the current year compared with $18.3 million a year ago. Total dividends paid were $92.2 million during the first three months of fiscal 2027, an increase from $16.4 million paid a year ago due to the increase in the special cash dividend, which went from $0.25 per share last year to $3.25 per share in the current fiscal year. In addition, during the first three months of fiscal 2027, a total of 21,065 shares valued at $0.5 million were repurchased from employees to satisfy their withholding tax obligations upon vesting of stock-based awards. This compared to $1.8 million repurchased for similar withholding tax obligations in the prior year period.

Exchange Rate Changes

Due to changes in foreign currency exchange rates, namely among the Mexican Peso, Canadian Dollar and Honduran Lempira against the U.S. Dollar, our cash and cash equivalents decreased by $0.2 million during the first three months of fiscal 2027 compared with an increase of less than $0.1 million in the prior year period. These changes had an immaterial impact on our cash balances held in Mexico, Canada and Honduras.

At September 30, 2026 we did not have any restricted cash compared with $0.8 million in the year ago first quarter.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Capital Resources, including Material Cash Requirements

Sources of Liquidity

Capital Needs. On January 26, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and syndication agent and Capital One, National Association, as documentation agent. The Credit Agreement amended and restated the Second Amended and Restated Credit Agreement, dated as of December 21, 2018, as amended. The Credit Agreement provides for a $125 million revolving credit facility (the “Facility”), subject to borrowing base availability, with a maturity date of January 26, 2027. The Company is currently in the process of amending and extending the Credit Agreement, with plans to renew it prior to maturity date. The Credit Agreement also provides us with an option to increase the size of the Facility up to an additional amount of $60 million. Availability under the Facility fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory, net of customer deposits and reserves. The Facility includes covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. At September 30, 2026, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the Facility, were in compliance with all other covenants and had borrowing availability of $121.5 million of the $125.0 million credit commitment. We incurred financing costs of $0.5 million during fiscal 2022, which are being amortized as interest expense over the remaining life of the Facility using the effective interest method.

Letters of Credit. At September 30, 2026 and June 30, 2026, respectively, there were $3.5 million and $3.8 million of standby letters of credit outstanding under the Facility.

Uses of Liquidity

Capital Expenditures. Capital expenditures during the first three months of fiscal 2027 totaled $3.4 million, an increase from $2.4 million in the prior year period. Current year capital expenditures were primarily for new retail design centers, additional manufacturing equipment, ongoing reconstruction of our Beecher Falls, Vermont outbuilding and investments in technology. New Company-operated design centers located in Victoria Gardens, CA and Aventura, FL were opened during the first quarter of fiscal 2027. We expect capital expenditures to be in the range of $12 million to $14 million for fiscal 2027, with continued spending on new design centers and manufacturing-related investments.

We have no other material contractual commitments outstanding for future capital expenditures and anticipate that cash from operations will be sufficient to fund future capital expenditures at least for the next 12 months and foreseeable future.

Dividends. Our Board of Directors has sole authority to determine if and when we will declare future dividends and on what terms. During the first three months of fiscal 2027, we paid total cash dividends of $92.2 million, including special dividends of $3.25 per share in addition to a regular quarterly dividend of $0.39 per share. We have paid a cash dividend every year since 1996. Although we expect to continue to declare and pay cash dividends for the foreseeable future, the payment of future cash dividends is within the discretion of our Board of Directors and will depend on our earnings, operations, financial condition, capital requirements and general business outlook, among other factors. Our credit agreement also includes covenants that set limitations on our ability to pay dividends.

Share Repurchase Program. There were no share repurchases under our existing multi-year share repurchase program (the “Share Repurchase Program”) during the first three months of fiscal 2027 or 2026. At September 30, 2026, we had a remaining authorization to repurchase 1,757,364 shares of our common stock pursuant to our Share Repurchase Program. The timing and amount of any future share repurchases in the open market and through privately negotiated transactions will be determined by the Company’s officers at their discretion and based on a number of factors, including an evaluation of market and economic conditions while also maintaining financial flexibility.

Material Cash Requirements from Contractual Obligations

Fluctuations in our operating results, levels of inventory on hand, operating lease commitments, the degree of success of our accounts receivable collection efforts, the timing of tax payments, the rate of written orders and net sales, levels of customer deposits on hand, the payment of cash dividends, and capital expenditures to support the growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. At June 30, 2026, we had total contractual obligations of $183.1 million, including $140.8 million related to undiscounted operating lease obligations and $22.5 million of open purchase orders. Except for $8.6 million in operating lease payments made to our landlords and $3.7 million of operating lease assets obtained in exchange for $3.7 million of operating lease liabilities during fiscal 2027, there were no other material changes in our contractual obligations as previously disclosed in our 2026 Annual Report on Form 10-K.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Other Arrangements

We do not utilize or employ any other arrangements in operating our business. As of September 30, 2026 and June 30, 2026, we have no material off-balance sheet arrangements. As such, we do not maintain any retained or contingent interests, derivative instruments or variable interests which could serve as a source of potential risk to our future liquidity, capital resources and results of operations.

Significant Accounting Policies

We disclose our significant accounting policies in Note 3, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2026 Annual Report on Form 10-K. There have been no changes in our significant accounting policies during the first three months of fiscal 2027 from those disclosed in our 2026 Annual Report on Form 10-K.

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

We disclose our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2026 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2027 from those disclosed in our 2026 Annual Report on Form 10-K.

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

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. Short-term debt, if required, is used to meet working capital requirements and long-term debt, if required, is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. While we had no fixed or variable rate borrowings outstanding at September 30, 2026, we could be exposed to market risk from changes in risk-free interest rates if we incur variable rate debt in the future as interest expense will fluctuate with changes in the SOFR. We believe that a hypothetical 100 basis point change (up or down) in interest rates based on the one-month SOFR would not have a material impact on our results of operations and financial condition.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Cash and Cash Equivalents

The fair market value of our cash and cash equivalents at September 30, 2026 was $92.2 million. We did not have any investments as of September 30, 2026. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our primary objective for our cash equivalents is to achieve appropriate returns consistent with preserving principal and managing risk. Pursuant to our established investment policy guidelines, we try to achieve high levels of credit quality, liquidity and diversification. At any time, a sharp rise in market interest rates could have an impact on the fair value of our portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have an adverse impact on interest income for our portfolio. However, because of our investment policy and the nature of our investments, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash equivalents have been materially impacted by current market events. We monitor our interest rate and credit risks and believe the overall credit quality of our portfolio is strong. It is anticipated that the fair market value of our cash equivalents will continue to be immaterially affected by fluctuations in interest rates.

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

A hypothetical 10% weaker U.S. dollar against all foreign currencies at September 30, 2026 would have had an immaterial impact on our consolidated results of operations and financial condition. We currently do not engage in any foreign currency hedging activity and have no intention of doing so in the foreseeable future.

Duties and Tariffs Risk

Volatility and uncertainty within the global tariff environment is an ongoing market risk. On February 20, 2026, the U.S. government introduced a new 10% global import tariff under Section 122 of the Trade Act of 1974, which expired 150 days after enactment. On July 24, 2026, new tariffs ranging between 10% and 12.5% under Section 301 of the Trade Act of 1974 became effective and replaced the previously issued 10% global tariffs imposed under Section 122. Other tariffs imposed include those under Section 232 of the Trade Expansion Act of 1962 as well as under Section 301 of the Trade Act of 1974.

We are exposed to risk with respect to these tariffs assessed on raw materials, component parts, upholstered wooden furniture and finished goods we import into the U.S. We are also subject to risks relating to other changes affecting imports, as we manufacture components and finished goods in Mexico and Honduras. Tariffs made effective in October 2025 under Section 232 have resulted in upholstered wood products produced and exported out of our Mexican manufacturing facilities being subject to a 25% tariff when entering the U.S. Our case goods products produced and exported out of our Honduras facility are currently subject to a 10% tariff under Section 301 made effective July 24, 2026. With regards to our imported finished goods and raw materials, our exposure is primarily concentrated on imported case goods from Indonesia, select fabrics from Asia and imported home accent products, consisting mostly of lighting from China and area rugs from India, which are currently subject to a 10% tariff.

The introduction of additional tariffs by the U.S. and reciprocal tariffs by other countries in the past two fiscal years has led to incremental costs for our raw materials and finished goods and negatively impacted our wholesale and consolidated margins. To help offset the impact of these additional tariffs, we worked with our vendors on cost sharing, performed additional sourcing diversification and increased retail selling prices, which were applied strategically across select products rather than broadly.

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

Based on current operating levels, we estimate our annual tariff exposure to be between $12.0 million and $14.0 million. Our inability to minimize the impact of tariffs on our raw material input costs, pass through price increases or find alternative sources for our raw materials, may have a material adverse impact on future earnings and liquidity. As such, we can make no assurances about the long-term impact on our consolidated operating results and business.

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

Commercial Real Estate Market Risk

We have exposure to market risk related to conditions in the commercial real estate market. At September 30, 2026, there were 142 Company-operated retail design centers, of which 48 are owned and 94 are leased. Our retail segment real estate holdings could suffer significant impairment in value if we are forced to close design centers and sell or lease the related properties during periods of weakness in certain markets. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our consolidated balance sheets for leased properties. At September 30, 2026, the unamortized balance of such right-of-use assets totaled $105.0 million. Should we have to close or otherwise abandon one or more of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right-of-use asset in excess of its carrying value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information relating to us (including our consolidated subsidiaries), which is required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2027 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the first three months of fiscal 2027 to the Company’s legal matters disclosed in Part I, Item 3, Legal Proceedings, in our 2026 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes during the first three months of fiscal 2027 to the Company’s risk factors disclosed in Part I, Item 1A, Risk Factors, in our 2026 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities during fiscal 2027.

(c) Issuer Purchases of Equity Securities

Our Board of Directors has authorized the repurchase of Company stock. Repurchases are made at management’s discretion, from time to time, on the open market and through privately negotiated transactions, subject to market conditions, pursuant to our previously announced repurchase program. There is no expiration date on the repurchase authorization and the amount and timing of future share repurchases, if any, will be determined by our officers at their discretion, and as allowed by securities laws, covenants under existing bank agreements and other legal and contractual requirements, and will be based on a number of factors, including an evaluation of general market and economic conditions and the trading price of the common stock. The share repurchase program may be suspended or discontinued at any time without prior notice.

The following table provides a month-to-month summary of the share repurchase activity during the three months ended September 30, 2026:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs(2)
July 2026	-	$-	-	1,757,364
August 2026	13,338	$23.58	-	1,757,364
September 2026	7,727	$21.93	-	1,757,364
Total	21,065	$22.97	-	1,757,364

(1)	This column includes 21,065 shares we repurchased from employees, at their election, to satisfy tax withholding obligations incurred upon the vesting of restricted stock and performance-based shares.

(2)

We did not repurchase any shares of our outstanding common stock during the first quarter of fiscal 2027 under the existing share repurchase program. At September 30, 2026, we had a remaining authorization to repurchase 1,757,364 shares of our common stock pursuant to our program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Officers

None of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the first quarter of fiscal 2027.

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-11692	3(a)	11/18/2016
3.2	Amended and Restated By-laws of the Company	8-K	001-11692	3(d)	11/18/2016
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

ETHAN ALLEN INTERIORS INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHAN ALLEN INTERIORS INC.
(Registrant)

Date: November 9, 2026	BY: /s/ Matthew J. McNulty
Matthew J. McNulty
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Signatory for Registrant)